Form 10QSB
period 2005-09-30
IMAGING3 INC
filed 2005-11-18
CIK 1205181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED September 30, 2005

                        Commission file number: 000-50099
                                               -----------

                                 IMAGING3, INC.
                    ---------------------------------------
             (Exact name of Registrant as Specified in its Charter)


 California                                                95-4451059
--------------                                       ------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                3200 W. Valhalla Drive, Burbank, California 91505
                     --------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
                     -------------------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(B) of the Act:

                                                   Name of Each Exchange On
Title of Each Class                                   Which Registered
--------------------                               -------------------------
  COMMON STOCK                                                OTC

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No _______
                                        --------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of November 2, 2005 the number of shares outstanding of the registrant's only class of common stock was 175,872,000.

         Transitional Small Business Disclosure Format (check one):

                                    Yes ________              No    X
                                                              ---------





                                TABLE OF CONTENTS
                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Balance Sheet as of September 30, 2005 (unaudited)..................................................2

         Statements of Operations for the Three Months and Nine Months ended
         September 30, 2005 and September 30, 2004 (unaudited)...............................................3

         Statements of Cash Flows for the Nine Months ended
         September 30, 2005 and September 30, 2004 (unaudited)...............................................4

         Notes to Financial Statements
         (unaudited).........................................................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................................................13

Item 3.  Controls and Procedures............................................................................19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................................................19

Item 2.  Changes in Securities..............................................................................20

Item 3.  Defaults upon Senior Securities....................................................................21

Item 4.  Submission of Matters to a Vote of Security Holders................................................21

Item 5.  Other Information..................................................................................21

Item 6.  Exhibits and Reports on Form 8-K...................................................................21

Signatures..................................................................................................23

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

                                 IMAGING3, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                     ASSETS

  CURRENT ASSETS:
          Cash & cash equivalents                                             $             2,226
          Accounts receivable, net                                                         83,951
          Inventory                                                                       751,383
          Employee advances                                                                15,000
          Prepaid expenses                                                                 13,909
                                                                              --------------------
                            Total current assets                                          866,469

  PROPERTY AND EQUIPMENT, net                                                              52,323

  OTHER ASSETS:
          Deposits                                                                         28,761

                                                                              --------------------
                                                                              $           947,553
                                                                              ====================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES:
          Accounts payable                                                    $           340,265
          Accrued expenses                                                              2,233,730
          Advance from customers                                                          685,955
          Due to former shareholder                                                        40,000
          Due to officer                                                                  457,440
                                                                              --------------------
                            Total current liabilities                                   3,757,391

  STOCKHOLDERS' DEFICIT
          Common stock, no par value; authorized shares 500,000,000;
          issued and outstanding 174,478,000 shares                                     2,229,775
          Accumulated deficit                                                          (5,039,613)
                                                                              --------------------
                            Total stockholders' deficit                                (2,809,838)

                                                                              --------------------
                                                                              $           947,553
                                                                              ====================


              The accompanying notes are an integral part of these
                         unaudited financial statements.

                                 IMAGING3, INC.
                            STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH & NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                          Three Months                 Nine Months
                                                                      2005           2004          2005           2004
                                                                  -------------  ------------- -------------  -------------

          NET REVENUE                                             $    310,906   $    546,424  $  1,387,915   $  1,091,360

          COST OF REVENUE                                              152,379        290,794       746,600        483,975
                                                                  -------------  ------------- -------------  -------------

          GROSS PROFIT                                                 158,528        255,630       641,314        607,385

          Operating expenses                                           365,233        439,266     1,250,617      1,217,789
                                                                  -------------  ------------- -------------  -------------

          LOSS FROM OPERATIONS                                        (206,705)      (183,636)     (609,302)      (610,404)

          Non-operating income (expense):
                  Other income                                               -         15,559             -         21,249
                  Interest income                                            -              -             -          3,730
                  Gain on settlement of debt                                 -        157,305        11,421        157,305
                  Interest expense                                     (14,784)       (15,384)      (63,472)       (56,645)
                                                                  -------------  ------------- -------------  -------------
                          Total non-operating expense                  (14,784)       157,480       (52,052)       125,639
                                                                  -------------  ------------- -------------  -------------

          LOSS BEFORE INCOME TAX                                      (221,489)       (26,156)     (661,354)      (484,765)

          Provision for income taxes                                         -              -           800            800

                                                                  -------------  ------------- -------------  -------------
          NET LOSS                                                $   (221,489)  $    (26,156) $   (662,154)  $   (485,565)
                                                                  =============  ============= =============  =============

          BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING    168,886,304    168,606,357   168,855,604    151,724,724
                                                                  =============  ============= =============  =============

          BASIC AND DILUTED NET LOSS PER SHARE                    $     (0.00)   $     (0.00)  $      (0.00)  $      (0.00)
                                                                  =============  ============= =============  =============



              The accompanying notes are an integral part of these
                         unaudited financial statements.

                                 IMAGING3, INC.
                            STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                                2005              2004
                                                                                           ---------------   ---------------
          CASH FLOWS FROM OPERATING ACTIVITIES:
                   Net loss                                                                $       (662,154) $     (485,565)
                   Adjustments to reconcile net loss to net cash
                   used in operating activities:
                             Depreciation and amortization                                         11,420             9,920
                             Gain on settlement of debt                                           (11,421)         (157,305)
                             Issuance of stock for salaries                                             -            35,000
                             Decrease (increase) in current assets:
                                       Accounts receivable                                        (18,686)           32,403
                                       Inventory                                                   55,417          (114,938)
                                       Prepaid expenses                                            13,253             8,175
                                       Employee advances                                                -           (15,000)
                                       Deposits                                                       653             4,987
                             Increase (decrease) in current liabilities:
                                       Accounts payable                                           (86,458)         (148,524)
                                       Accrued expenses                                           447,251            38,886
                                       Due to stockholder                                         452,454            92,112
                                       Advance from customers                                    (417,715)         (128,881)
                                                                                           ---------------   ---------------
                   Net cash used in operating activities                                         (215,986)         (828,730)
                                                                                           ---------------   ---------------

          CASH FLOWS FROM FINANCING ACTIVITIES:
                             Payments on notes and loans                                          (92,087)          (25,551)
                             Payment of line of credit                                            (12,300)           (5,635)
                             Proceeds from issuance of stock                                      281,900           999,480
                                                                                           ---------------   ---------------
                   Net cash provided by financing activities                                      177,513           968,294
                                                                                           ---------------   ---------------

          NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                      (38,473)          139,564

          CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                               40,699             8,874
                                                                                           ---------------   ---------------

          CASH & CASH EQUIVALENTS, ENDING BALANCE                                          $        2,226    $      148,438
                                                                                           ===============   ===============


              The accompanying notes are an integral part of these
                         unaudited financial statements.

                                 IMAGING3, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


1.       ORGANIZATIONS AND DESCRIPTION OF BUSINESS

Imaging3, Inc. (formerly, Imaging Services, Inc.) (the "Company") is a California corporation, incorporated on October 29, 1993. The Company filed a certificate of amendment of articles of incorporation to change its name to Imaging3, Inc. on August 20, 2002.

The Company's primary business is production and sale of medical equipment, parts and services to hospitals, surgery centers, research labs, physician offices and veterinarians. Equipment sales include new c-arms, c-arms tables remanufactured c-arms and used c-arm and surgical tables. Part sales comprise of new or renewed replacement parts for c-arms.

2.       BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2004. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

SEGMENT REPORTING

During the periods ended September 30, 2005 and 2004, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform to the current year's presentation.

REVENUE RECOGNITION

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. The Company accrues for warranty costs, sales returns, and other allowances based on its experience. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

ADVANCES FROM CUSTOMERS

Advances from customers represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These advances are applied to the invoices when the equipment is shipped to the customers. The balance at September 30, 2005 was $685,955.

USING ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the fair value method or
(ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No. 123. Through September 30, 2005, the Company has not granted any option for its stock.

RECENT PRONOUNCEMENTS

In December 2004, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123 requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation, including options, using the fair value based method. The effective date of this standard for the Company will be January 1, 2006. Management is currently assessing the impact that this new standard will have on the Company's financial statements.

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

3.       ACCOUNTS RECEIVABLE

All accounts receivable are trade related. The amount of net accounts receivable as of September 30, 2005 was $83,951. The reserve for uncollectible account was $1,375.

4.       INVENTORIES

Inventory comprised of the following as of September 30, 2005:


                    Parts inventory                           $   484,903
                    Finished goods                                266,480
                                                              -------------
                    Total                                     $   751,383
                                                              =============

5.       ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2005:

                  Accrued payroll taxes                       $   119,711
                  Accrued litigation                            1,619,420
                  Accrued legal fee                               286,860
                  Other accrued expenses                          207,739
                                                              -------------
                  Total                                       $ 2,233,730
                                                              =============
                                        7

6.       DUE TO OFFICER

On September 30, 2005, the Company had a balance due to the Chief Executive Officer of the Company amounting $457,440. The amount is unsecured, interest free, and due on demand.


7.       DUE TO FORMER SHAREHOLDER

As a part of restructuring in 2001, the Company entered into a purchase agreement with a former shareholder to buyout all his interest and ownership in the Company for $50,000. In closing the purchase, the Company issued a promissory note to the former shareholder for $50,000. The note is interest free, due on demand and unsecured. The outstanding balance as of September 30, 2005 was $40,000.

8.       RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with the Chief Executive Officer of the Company for a compensation of $12,000 per month, which has accrued since January 1, 2002. The CEO is to provide the services on the matters concerning the provision of management, administrative, marketing, and financial services to the Company pursuant to the Agreement, terminable on 30 days notice by either party. The consulting agreement commenced on January 1, 2002 and will continue until such time as the Company withdraws the agreement or the CEO resigns. The accrued compensation of $540,000 starting January 1, 2002 has been included in the amount due to officer and netted against receivable from him in the financial statements.

9.       COMMITMENTS

The Company has a facility lease agreement effective July 1, 2004 for 5 years with an option to extend for a 60-month period.

Future minimum lease commitments, excluding property taxes and insurance, payable at September 30, 2005 are approximately as follows:

                  2006                                      $   120,840
                  2007                                          120,840
                  2008                                          120,840
                  2009                                           90,630
                                                            ---------------
                                                            $   453,150
                                                            ===============

Rent expenses for leased facility were $30,210 and $21,000 for the three month periods ended September 30, 2005 and 2004, respectively. Rent expenses for the leased facility were $90,630 and $21,000 for the nine month periods ended September 30, 2005 and 2004, respectively.

10.      GAIN ON LEGAL SETTLEMENT

During the nine month period ended September 30, 2005, the Company settled a litigation case for $2,000. The Company has recorded the difference between the accrued liability and the settlement, amounting to $11,421, as a gain on legal settlement during the nine month period ended September 30, 2005. The gain on settlement has been shown as other income in the accompanying financial statements.

During the nine month period ended September 30, 2004, the Company entered into settlement agreements with two parties for settlement of litigation for $235,000. The Company has recorded the difference between the accrued liability and the settlement, amounting to $157,305, as a gain on legal settlement during the period ended September 30, 2004.

11.      STOCKHOLDERS' DEFICIT

COMMON STOCK

The Company issued 5,638,000 shares for $281,900 cash received in the period ended September 30, 2005. The Company issued 22,550,000 shares for $563,750 cash received in the period ended September 30, 2004.

The Company did not issue any options or warrants in the period ended September 30, 2005 and 2004.

12.      SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $800 and $800 during the nine month periods ended September 30, 2005 and 2004, respectively. The Company paid interest of $6,056 and $15,765 during the nine month periods ended September 30, 2005 and 2004, respectively.

13.      GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. In the period ended September 30, 2005, the Company incurred a loss of $662,154. The Company had an accumulated deficit of $5,039,613 on September 30, 2005. The continuing losses have adversely affected the liquidity of the Company.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2005, towards (i) obtaining additional financing; and in that regard the Company is in process of negotiating with various financial institutions, (ii) controlling of salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods, and (v) the rapid collection of its accounts receivables. The management is planning to rebuild the facility for its operations.

14.      LITIGATION

On February 28, 2002, the Company initiated legal proceedings in the Los Angeles Superior Court against its construction contractor, Tower Engineering [Imaging Services, Inc. and Dean Janes v. Tower Engineering, Los Angeles Superior Court case number EC033979]. The Company filed because it was a tenant under a lease and entitled to damages. In connection with that action, Tower Engineering filed a cross-complaint against the Company, seeking payment of allegedly outstanding invoices related to the same construction. The Company answered the cross-complaint, denying its allegations. Other disputes have arisen in connection with this litigation, involving subcontractors and insurers for the parties. These construction-related cases are Hayat Painting and Wallcovering, Inc. v. Imaging Services, Inc. and Tower Engineering; Los Angeles Superior Court Case Number 02CC03321, filed April 8, 2002, and Westside Wholesale Electric and Lighting, Inc. v. Mario Albert Osorio, dba Albert's Electric Service, and Dean Janes; Los Angeles Superior Court case number 02K02597. A primary defendant, Mario Osorio, dba Albert's Electric Service, has been discharged in a bankruptcy action, and his insurer has also gone into liquidation. Westside was a supplier to Mario Osorio and filed a material man's suit. These cases may be deemed related or consolidated with the primary Imaging vs. Tower action. Summary judgment was entered against the Company with respect to its affirmative claim for relief in connection with the Company's fire losses, and this ruling is under appeal. The Court has ordered that the claims of Tower Engineering for allegedly unpaid invoices will be presented to binding arbitration within the next three to four months. Another construction-related collection case, Westside Wholesale Electric and Lighting, Inc. v. Mario Albert Osorio, dba Albert's Electric Service, and Dean Janes; Los Angeles Superior Court case number 02K02597, was consolidated with the primary Imaging vs. Tower action, and will be arbitrated at the same time. On April 25, 2005 the arbitrator awarded to Tower Engineering and Wholesale Electric $69,187.06 against Imaging Services, Inc. for claims and interest, which has been recorded as a liability on the financial statements. The Company is awaiting a response to the appeal of its claims against these parties.

In April 2002, the Company initiated litigation against a former employee and his subsequent employer for unfair business practice and related business torts in connection with that employee's post termination conduct. This action is pending in the Northwest District of Los Angeles Superior Court. The defendants responded with cross complaints against the Company for breach of contract and conversion, which have been defended in conjunction with the Company's prosecution of the initial complaint. In January 2004, as a result of the court decision in both of these cases, the Company was required to pay an amount of $26,443, which has been recorded as a liability on its financial statements.

Veterinary Management Services, Inc. (plaintiff) vs. the Company in Arapahoe County District Court, Colorado: The plaintiff claimed that the Company entered into contractual agreements for the provision of a unit represented by the Company to meet plaintiff's requirements. Pursuant to the agreement, the plaintiff paid a deposit of $5,000 and monthly payments on the unit in the amount of $51,664. Subsequently, the unit failed. On or about May 23, 2001, the plaintiff filed its complaint seeking damages resulting from the Company's breach of contract, fraud and misrepresentation in the inducement of the contract/lease and breach of warranty. The Veterinary Management Services case was scheduled to go to trial on November 24, 2003, and resulted in a default judgment against the Company in the amount of $382,900.73. This judgment was then entered as a sister-state judgment in California in the amount of $382,900.73 (Los Angeles Superior Court case # BS091681); the Company has filed a Motion to Vacate this entry of judgment, which motion was denied on October 28, 2004. The Company has not resolved this judgment as of date hereof, and it could materially impair our ability to continue in business. The plaintiffs claimed damages due to defective products, replacement costs, lease payments, lost income, and attorneys' fees. The Company has accrued $316,064.16 on its financial statements.

The Company also has certain litigation and negotiations in progress resulting from activities arising from normal operations. These actions involve disputed amounts claimed in connection with purchase orders and invoices pending in several jurisdictions. The Company disputes the amounts claimed in these collection actions and is defending each of these actions in the jurisdictions in which they were filed.

The Covington Anesthesia Assoc. matter resulted in a judgment in favor of the plaintiff in the amount of $7,654.34 principal, plus attorneys' fees, court costs, and interest in October 2003; a sister-state judgment was entered in the Los Angeles Superior Court in September, 2004 in the amount of $11,227.19 (Los Angeles Superior Court case # 04C01792). The Company has accrued $11,227.19 on its financial statements.

The DeLage Landen case sought $16,619.27 plus interest from June 1, 2003 and attorneys' fees; recently-concluded negotiation have resulted in a settlement, pursuant to which the Company will pay $750.00 per month for eleven months, with a final payment thereafter of $5,250.00. The Company has paid 4,500 and accrued $9,000 on its financial statements.

The DLW case sought more than $46,100.00 plus attorneys' fees and litigation costs from the Company and individuals affiliated with it; on April 20, 2004, the Company's Motion to Compel Arbitration was granted, and the action was stayed pending completion of the arbitration, which has not been set.

The Dove case in Texas, on January 23, 2004, resulted in a judgment against the Company and Dean Janes in the amount of $17,100.00, plus interest from January 23, 2004 at 5% per annum, plus attorneys' fees of $5,500.00, and costs of court. The Company has accrued $23,403.46 on its financial statements.

The Executive Car Leasing action seeks $14,901.73 plus collection costs and fees against the Company. The Company answered the complaint and asserted a number of affirmative defenses. The Company has accrued $14,901.73 on its financial statement.

The Federal Express action seeks $16,217.90 against the Company. The case was settled for $3,500 in February 2005. The Company has paid off the full amount.

The Medical Equipment Locator case sought $12,263.00 plus litigation costs, and was settled by an agreement for the Company to pay $1,000.00 by March 15, 2004 and subsequent monthly payments of $500.00 through June 15, 2005. The Company has paid off the full amount.

The Medstone action was resolved by settlement on February 18, 2003 for $155,000.00 with interest at 8% per annum, and the Company was making monthly payments of $5,000.00 toward the remaining balance, which payments were to increase to $10,000.00 per month on March 1, 2004, until paid. The Company has paid off the full amount.

The Medison action initiated on or about April 28, 2004 against the Company was heard by the Korean Commercial Arbitration Board, which awarded $515,000 plus interest from March 1, 2002 against the Company. The Company has accrued $617,021.5 on its financial statements.

The Modern Printing action was settled in October, 2003, with the Company agreeing to make four monthly installments of $2,000.00 each, with a total of $16,000.00 due (less payments made) in the event of a default. The Company has accrued $12,593.80 on its financial statements.

The North American Imaging (NAI) case had been set for trial on March 29, 2004. The Plaintiff in NAI previously obtained a writ of attachment against the Company, and sought damages against the Company and the CEO in the amount of $106,469.98; the Company had a cross-complaint against NAI. The NAI action was settled in February 2004, pursuant to which the Company agreed to pay $6,153.85 each month, commencing on April 1, 2004, until the total sum of $80,000.00 has been paid. The Company has paid off the full amount.

The Plaintiff in the Skagit County case sought $43,198.00 plus punitive damages, interest, costs and attorneys' fees. The Skagit County action has been settled, through the Company's agreement to pay a total of $32,398.50, plus interest at 5% per annum within 24 months. An initial payment of $2,000.00 was paid on July 9, 2004, and the Company agreed to make additional monthly payments of $1,000.00 per month, commencing on August 9, 2004, with a final balloon payment at the end of the 24th month to satisfy the $32,398.50 amount. The Company has accrued $22,398.50 on its financial statements and paid off the rest.

The Richardson Electronics case was settled by stipulation in September, 2003 for an agreed judgment of $13,420.61 (plus costs, attorneys' fees and interest), which judgment amount would be stayed so long as the Company paid a total of $3,000.00 in monthly installments through February 2004. During the nine month period ended September 30, 2005, the case was settled for $2,000 and was paid off. The Company has recorded a gain on legal settlement of $11,421 for the difference between the accrued liability and the settlement on its financial statements for the nine month period ended September 30, 2005.

The Stonebridge Leasing case resulted in a Pennsylvania judgment against the Company in the amount of $25,698.23 in July, 2003. The Company has accrued $25,698.23 on its financial statements.

The Surgery Center LLC action seeks $75,500.00 plus collection costs. A settlement of $40,000 was reached requiring periodic payments by the Company. The Company has paid $3,000 and accrued $37,000 on its financial statements.

The Toms River Surgery case sought $192,604.00 plus punitive damages, attorneys' fees and costs of collection, and was settled in June 2004, with the Company's agreement to pay Toms River $88,000.00 plus interest at 6% per annum from June 1, 2004 until the date of full payment, which is to be made no later than January 1, 2006. The Company has accrued $90,640 on its financial statements.

The Wayne LeBleu & Assoc. vs. Imaging3 case resulted in a default judgment of $4,010.16 on June 7, 2004, and, in September 2004 was entered as a sister-state judgment in California in the amount of $5,540.74. The Company has accrued $5,540.74 on its financial statements.

The GE Capital Financial Leasing vs. Imaging3 case resulted in a mutual settlement of $2,918.60 on February 7, 2005. The Company agreed to pay four monthly payments of $729.65 with the first payment starting on the last day of February 2005. The Company has paid off the full amount.

The Arkansas Medical Imaging action seeks $85,274.85 principal, interest and estimated cost. The Company has accrued $85,194.03 on its financial statements and paid off the rest.

The Fairfield Pain Management Center action seeks $142,500 plus collection cost. The Company has accrued $142,500 on its financial statements.

The Peach Tree Clinic action seeks $30,364.13 plus attorney's fees. The Company has accrued $30,364.13 on its financial statements.

The North Surgery Center, L.P. action seeks $33,500 plus attorney fees. The Company has accrued $33,500 on its financial statements.

The Company believes, based on its review and consultation with outside legal counsel, that the ultimate resolution of the outstanding litigations may have a material adverse effect on the Company's financial position or results of operations.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

         This Form 10-QSB may contain "forward-looking statements," as that term is used in federal securities laws, about Imaging3, Inc.'s financial condition, results of operations and business. These statements include, among others:

     o statements concerning the potential benefits that Imaging3, Inc. ("Imaging3" or the "Company") may experience from its business activities and certain transactions it contemplates or has completed; and

     o statements of Imaging3's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Imaging3's actual results to be materially different from any future results expressed or implied by Imaging3 in those statements. The most important facts that could prevent Imaging3 from achieving its stated goals include, but are not limited to, the following:

               (a)  volatility or decline of Imaging3's stock price;

               (b)  potential fluctuation in quarterly results;

               (c)  failure of Imaging3 to earn revenues or profits;

               (d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

               (e) failure to commercialize Imaging3's technology or to make sales;

               (f)  changes in demand for Imaging3's products and services;

               (g)  rapid and significant changes in markets;

               (h) litigation with or legal claims and allegations by outside parties;

               (i)  insufficient revenues to cover operating costs.

         There is no assurance that Imaging3 will be profitable, Imaging3 may not be able to successfully develop, manage or market its products and services, Imaging3 may not be able to attract or retain qualified executives and technology personnel, Imaging3 may not be able to obtain customers for its products or services, Imaging3's products and services may become obsolete, government regulation may hinder Imaging3's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in Imaging3's businesses.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Imaging3 cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-QSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Imaging3 or persons acting on its behalf may issue. Imaging3 does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB, or to reflect the occurrence of unanticipated events.

CURRENT OVERVIEW

         Though our efforts have been to market our refurbished equipment, sales, revenues from service and parts sales are increasing either from extended warranty purchases at the time of purchase of the refurbished equipment, or service contracts and time and material revenue realized upon warranty expiration, the majority which will be realized one year from equipment purchase as warranties expire.

         This sales effort through direct mail, broadcast facsimile and broadcast email to thousands of potential customers throughout the United States generates leads of potential customers desiring to purchase equipment either immediately or in the course of one year. This lead generation through direct mail and broadcast facsimiles and email will continue on a quarterly basis with the goal of increasing the total number of our leads for our sales staff. Management expects that the marketing program will also eventually help stabilize the amount of refurbished equipment sold on a monthly basis, since the carry-over of leads not looking for immediate purchase will overlap with the immediate sales leads. The greater the number of leads generated, whether immediate or long term the greater the opportunity to eventually create a consistent number of sales.

         The fact that we were able to obtain $966,980 external equity financing during the 2004 year enabled us to hire additional sales personnel. This hiring is beginning to show positive results as these sales persons enhance their competency and familiarize themselves with our operating procedures, methods, terminology, technology and software tools. In order to accelerate sales growth, product development and marketing, we will require additional capital from the equity financing. We used $404,310 for overhead, $180,695 for marketing, $125,500 for legal and accounting fees and $86,475 for research and development with another $200,000 expected to be spent on research and development.

         Depending on the amount of such additional capital available to us, present plans are to invest a substantial portion of it in sales and marketing, manufacturing the inventory to support sales, and infrastructure to smoothly process the resulting transactions. Amounts of up to $2.0 million could be reasonably employed in this manner this year. We constantly evaluate the alternative methods to obtain this capital on the most favorable terms. However, we cannot assure that we will be able to locate sources of capital on such terms.

         We believe the expansion of our existing product sales and service sales help to offset the costs of development of our new technology as well as reducing overhead and expenses that most new technology companies experience while in product development.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

         We have identified the policies below as critical to our business operations and the understanding of our results of operations.

         REVENUE RECOGNITION. We recognize revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). We recognize revenue upon shipment, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. We accrue for warranty costs, sales returns, and other allowances based on our experience which tells us we have less than $25,000 per year in warranty returns and allowances. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations. We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement. This is a critical policy, because we want our accounting to show only sales which are "final" with a payment arrangement. We do not make consignment sales, nor inventory sales subject to a "buy back" or return arrangement from customers.

         PROVISION FOR SALES RETURNS, ALLOWANCES AND BAD DEBTS. The Company maintains a provision for sales allowances, returns and bad debts. Sales returns and allowances result from equipment damaged in delivery or customer dissatisfaction, as provided by agreement. The provision is provided for by reducing gross revenue by a portion of the amount invoiced during the relevant period. The amount of the reduction is estimated based on historical experience.

         RESERVE FOR OBSOLETE/EXCESS INVENTORY. Inventories are stated at the lower of cost or market. We regularly review our inventories and, when required, will record a provision for excess and obsolete inventory based on factors that may impact the realizable value of our inventory including, but not limited to, technological changes, market demand, regulatory requirements and significant changes in our cost structure. If ultimate usage varies significantly from expected usage, or other factors arise that are significantly different than those anticipated by management, inventory write-downs or increases in reserves may be required.

         Our fire in 2002 incinerated our inventory, so we have not had to deal with significant amounts of obsolete inventory since that time. Our procedure is now to maintain only limited inventory, based on our experience in service and repair, necessary for current service and repair contracts or orders anticipated within the following 60 days. We have supply relationships with long term suppliers to provide additional parts on an as needed, prompt basis for the vast majority of repair and service parts, so obsolescence is no longer a factor in our business. We have not recorded any material amounts as charges to obsolescence since the fire in 2002 destroyed our warehouse.

         Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer's needs ranging from 5 days to 6 months. An operating lease agreement is utilized. The rental revenues were insignificant in the nine month period ended September 30, 2005. Written rental agreements are used in all instances.

OTHER ACCOUNTING FACTORS

         The effects of inflation have not had a material impact on our operation, nor are they expected to in the immediate future.

         Although we are unaware of any major seasonal aspect that would have a material effect on the financial condition or results of operation, the first quarter of each fiscal year is always a financial concern due to slow collections after the holidays.

         The deposits that are shown in the financials are for pending sales of existing products and not any new patented product. These are deposits received from our customers for sales of equipment and services and are only removed as deposits upon completion of the sale. If for whatever reason a customer order is cancelled the deposit would be returned as stated in the terms of sale, minus a restocking fee.

         No depositor is a related party of any officer or employee of Imaging3, Inc.

         Our terms of deposit typically are 50% down with the balance of the sale price due upon delivery.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

         We had revenues in the nine-month period ended September 30, 2005 of $1,387,915 compared to $1,091,360 in the nine-month period ended September 30, 2004. The increase of $296,555 or 21% is due in large part to our increased efforts in aggressive sales and marketing. We hope to continue in this trend of increased sales as we continue to rebuild operations damaged by a catastrophic fire in 2002. Our refurbished equipment sales for this period in 2005 were $1,151,760 compared to $775,318 in the same period of 2004. We had $169,175 in service sales and $116,406 in parts sales for the nine-month period ended September 30, 2005 compared to $226,072 in service sales and $100,078 in parts sales for the same period of 2004.

         Cost of revenue for this period in 2005 was $746,600 compared to $483,975 in the same period of 2004, which represents an increase of $262,625 or 54%. Gross profit for the nine-month period ended September 30, 2005 increased to $641,314 versus $607,385 in the nine-month period ended September 30, 2004, which represents a $33,929 or 6% increase. This increase does not follow the trend of our revenue increase of 54% due to customers requesting newer model used equipment which is more expensive to purchase and sold for lower margins. We expect this trend to continue, but to be offset in time as more of the newer model systems are available on the used market, equalizing the supply with demand, making our costs lower with the sales price remaining fairly constant, thus increasing the margins for sales.

         Our operating expenses for this period were $1,250,617 versus $1,217,789 in the same period of 2004, which is an increase of $32,828 or less than 1%. This increase is negligible and considered insignificant. Our loss from operations for this period in 2005 was a loss of $609,302 versus a loss of $610,404 in 2004, a decrease of less than $1,000 or 1%. Our net loss per share was ($0.00) in 2005 compared to a net loss per share of ($0.00) in 2004.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

         Comparing the three months ended September 30, 2005 with the three months ended September 30, 2004, we have experienced material changes in our results of operations and liquidity.

         As of September 30, 2005, total assets decreased to $947,553 from $1,012,899 as of September 30, 2004. This decrease of approximately $65,346 is due primarily to a decrease in cash accounts of $146,212, from $148,437 to $2,226. This is due in large part to a decrease in sales for the end of the three months ending September 30, 2005, having a larger uncollected receivable balance compared to the prior period.

         Revenues for the three months ended September 30, 2005 decreased to $310,906 compared to revenues of $546,424 for the three months ended September 30, 2004. The difference in revenue of $235,518 is due entirely to lower refurbished equipment sales, which was $33,000 for the three months ended September 30, 2005 compared to $165,858 for the three months ended September 30, 2004, with a difference of $132,858. During the previous quarter in 2005 the Company purchased and used a new mailing list for its sales efforts which proved to be less effective and resulted in fewer sales than the prior quarter.

         Our cost of revenue decreased for the three months ended September 30, 2005 to $152,379 compared to $290,794 for the three months ended September 30, 2004. This decrease is due to fewer sales of machines to be refurbished during the three months ended September 30, 2005, thus requiring fewer costs and the purchase of less new inventory to fill those orders. The percentage of cost of revenue to revenue was 53% and 49% for the three moths ended September 30, 2004 and 2005, respectively. During the period ended September 30, 2005 this percentage decreased by 4%. Because refurbished equipment sales were lower during the three months ended September 30, 2005, fewer machines were purchased to be refurbished. Gross profit decreased for the three months ended September 30, 2005 to $158,528 compared to $255,630 for the three months ended September 30, 2004. Our loss from operations increased from $183,636 in the quarter ended September 30, 2004 to $206,705 in the quarter ended September 30, 2005. Non operating expenses for the three months ended September 30, 2005 were $14,784 compared to non operating income of $157,480 for the three months ended September 30, 2004. This decrease in non operating income is due to a gain on settlement of debt occurring during the three months ended September 30, 2004.

Liquidity and Capital Resources

         Our total current assets as of September 30, 2005 decreased to $866,469 from $1,002,762 as of September 30, 2004, a difference of $136,293 or 14%. This is due in large part to the difference in cash of $148,438 in 2004 versus $2,226 in 2005. The shortfall in cash of $115,449 between periods is due in large part to usage of cash as working capital.

         Our total current liabilities increased as of September 30, 2005 to $3,757,391 from $2,025,860 as of December 30, 2004. This increase is due in large part to accrued litigation expense, which as of September 30, 2005 was $1,619,420, and also to the two notes, consulting fees and expenses due to an officer of the Company with a September 30, 2005 net balance of $457,440. The increase in accrued liabilities for ongoing litigation occurred toward the end of the 2004 fiscal year with large adjustments for Medison and Veterinary Management lawsuit judgments of $617,021 and $316,064 respectively. The increase which occurred during the nine-month period ended September 30, 2005 includes additional accruals for new litigations in the amount of $360,825 as follows:
$142,500 for Fair Pain Management, $30,364 for Peach Tree Clinic, $85,274 for Arkansas Medical Imaging, $33,500 for The North Surgery Center, and $69,187 in accounts payable for Tower Engineering's judgment.

         During the nine months ended September 30, 2005, the Company used $215,986 of cash for operating activities, as compared to $828,730 during the nine months ended September 30, 2004. Cash provided by financing activities during the nine months ended September 30, 2005 was $177,513, as compared to $968,294 during the nine months ended September 30, 2004.


Item 3.    CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.


PART II.  - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

         On or about June 30, 2005, we settled the lawsuit filed against us on or about May 7, 2004 by Richardson Electronics for $2,000.

         On or about July 12, 2005, Peach Tree Clinic filed a lawsuit against us for approximately $30,364, plus interest and legal fees. Peach Tree Clinic alleges that we were unable to deliver equipment ordered by Peach Tree Clinic in a timely manner and that we failed to return Peach Tree Clinic's deposit.

         On or about July 21, 2005, The Fairfield Pain Management Center ("Fairfield") filed a lawsuit against us for approximately $142,500 plus interest and legal fees over equipment ordered by Fairfield. Fairfield alleges that we were unable to deliver equipment ordered by Fairfield in a timely manner and that we failed to return Fairfield's deposit in whole or part.

         On or about July 25, 2005, Arkansas Medical Imaging ("AMI") filed a lawsuit against us for approximately $85,274, plus interest and legal fees. AMI is disputing the amount owed by us to AMI for equipment delivered to us and the condition of the equipment as received by us.

         On or about July 22, 2005, The North Surgery Center ("NSC") filed a lawsuit against us for approximately $33,500, plus interest and legal fees. NSC alleges that we were unable to deliver equipment ordered by NSC in a timely manner and that we failed to return NSC's deposit.

         The Company believes, based on its review and consultation with outside legal counsel, that the ultimate resolution of the outstanding litigations may have a material adverse effect on the Company's financial position or results of operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On or about October 1, 2005, we commenced a private placement of up to twenty million (20,000,000) shares of Imaging3's common stock (the "Shares" or the "Common Stock") at a price of five cents ($0.05) per Share. The private placement is being made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The twenty million Shares being offered pursuant to the private placement constitutes approximately 11.8% of the number of shares of common stock outstanding prior to the offering. The offering will terminate on the earlier of (i) the date all Shares are sold or (ii) December 31, 2005, unless the sales termination date is extended again by Imaging3.

         Assuming the placement of $1,000,000 of Common Stock, and after the payment of offering costs, the net proceeds from the placement of the Common Stock are estimated to be approximately $850,000. The net cash proceeds of $850,000 from the offering of the Common Stock are estimated to be utilized as follows: (i) approximately $400,000 will be used to pay costs associated with completing development of proprietary medical diagnostic imaging technology and patent protection for that technology, (ii) approximately $100,000 will be used to pay salaries and general administrative costs, (iii) approximately $25,000 will be used for marketing and sales and (iv) approximately $325,000 will be used for general working capital.

         Our current budget is only an estimate of our planned use of capital. We may reallocate the estimated use of proceeds among the various categories or to new applications if management deems such a reallocation to be appropriate. We cannot assure that the proceeds of the Offering will be sufficient to satisfy our operational needs or that we will have sufficient capital to fund our business.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

None.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT NO.                DESCRIPTION

       3.1         Articles of Incorporation (1)
       3.2 Articles of Amendment dated October 25, 2001, June 24, 2002, and August 13, 2002(1)
       3.3         Bylaws (1)
       3.4         Certificate of Amendment dated September 30, 2003(2)
       3.5         Certificate of Amendment dated October 25, 2001(3)
       3.6         Certificate of Amendment June 24, 2002(3)
       3.7         Certificate of Amendment August 13, 2002(3)
       10.1        Patent #6,754,297(3)
       10.2        Consulting Agreement(3)
       10.3        Assignment(3)
       10.6        Commercial Promissory Note dated August 4, 2004(4)
       10.7        Security Agreement(4)
       10.8        Commercial Promissory Note dated April 24, 2005(5)
       10.9 Lease entered into May 24, 2001 by and between Dean M. Janes and Imaging Services, Inc.(6)
      10.10 IR Commercial Real Estate Association Standard Industrial/ Commercial Single-Tenant Lease - Net, dated June 21, 2004 by and between Four T's, Bryan Tashjian, Ed Jr. Tashjan, Bruce Tashjan, Greg Tashjan and Dean Janes DBA Imaging Services, Inc.(6)
       31.1        Section 302 Certification of Chief Executive Officer
       31.2        Section 302 Certification of Chief Financial Officer
       32.1        Section 906 Certification

--------------------

(1) Incorporated by reference to the Form 10SB/A Registration Statement filed with the Securities and Exchange Commissioner on December 9, 2002.

(2) Incorporated by reference to Amendment #2 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 6, 2004.

(3) Incorporated by reference to Amendment #3 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 21, 2004.

(4) Incorporated by reference to Amendment #5 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 18, 2005.

(5) Incorporated by reference to Amendment #6 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on July 7, 2005.

(6) Incorporated by reference to Amendment #8 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 9, 2005.

     (b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

         Form 8-K Report filed on November 3, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2005             IMAGING3, INC.

                                     By:  \s\ Dean Janes
                                     ---------------------------------------
                                     Dean Janes, Chief Executive Officer
                                     and Chairman (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  \s\ Dean Janes                                 Dated: November 17, 2005
      --------------------------------------
    Dean Janes, Chief Executive Officer
    and Chairman (Principal Executive Officer)

By:  \s\ Christopher Sohn                           Dated: November 17, 2005
     ---------------------------------------
    Christopher Sohn, Director, President
    and Chief Operating Officer

By:  \s\ Xavier Aguilera                            Dated: November 17, 2005
     ---------------------------------------
    Xavier Aguilera, Chief Financial Officer,
    Secretary, and Senior Vice President
    (Principal Financial/Accounting Officer)