Form 10KSB
period 2005-12-31
IMAGING3 INC
filed 2006-04-10
CIK 1205181

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2005

            For the period from January 1, 2005 to December 31, 2005

                        Commission file number 000-50099

                                 IMAGING3, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)


    California                                           95-4451059
  --------------                           -----------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)


                3200 W. Valhalla Drive, Burbank, California 91505
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
                        -------------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(B) of the Act:


                                                       Name of Each Exchange On
Title of Each Class                                       Which Registered
-------------------                                    -------------------------
   COMMON STOCK                                                 OTC


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         State issuer's revenues for its most recent fiscal year. $2,095,654

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $18,400,000 as of March 31, 2006 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by OTC Bulletin Board).

         There were 187,564,800 shares outstanding of the registrant's Common Stock as of March 31, 2006.



                                                TABLE OF CONTENTS
                                                     10-KSB
PART I............................................................................................................1
   ITEM 1.        BUSINESS........................................................................................1
   ITEM 2.        PROPERTIES.....................................................................................16
   ITEM 3.        LEGAL PROCEEDINGS..............................................................................16
   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................19

PART II..........................................................................................................19
   ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...........................19
   ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF  OPERATIONS AND FINANCIAL CONDITION.........20
   ITEM 7.        FINANCIAL STATEMENTS OF IMAGING3, INC..........................................................24
   ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........43
   ITEM 8A.       CONTROLS AND PROCEDURES........................................................................43
   ITEM 8B.       OTHER INFORMATION..............................................................................43

PART III.........................................................................................................43
   ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL    PERSONS; COMPLIANCE WITH
                  SECTION 16(A) OF EXCHANGE ACT..................................................................43
   ITEM 10.       EXECUTIVE COMPENSATION.........................................................................46
   ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................48
   ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................49
   ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K...............................................................50
   ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................50

SIGNATURES.......................................................................................................51


                                     PART I

ITEM 1.       BUSINESS

GENERAL

         Imaging3, Inc. (the "Company" or "Imaging3") has developed a proprietary medical technology that will produce 3D medical diagnostic images in real time. In the future, healthcare workers using Imaging3 devices will be able to instantly view 3D, high-resolution images of virtually any part of the human body.

HISTORY

         The Company was founded as Imaging Services, Inc. ("ISI") on October 29, 1993, by Dean Janes. The Company initially served as a low cost, third party service alternative for equipment made by Orthopedic Equipment Company Medical Systems ("OEC"). OEC is the largest manufacturer of mobile surgical C-arms with over a 60% market share in the U.S. A C-arm is an integral component of a fluoroscopic imaging system used for various types of surgery. Prior to the Company's inception, there was not in existence a company that solely focused on providing third party service for OEC equipment.

         In early 1994, Imaging3 began offering upgrades for OEC C-arms. The most successful upgrade was a CCD (Charged Coupled Device) camera, which improved image quality of older systems comparable with that of brand new products. This offering became so successful that the Company integrated this upgrade with used OEC C-arms and built custom units for NASA, Harvard,

University of California at Irvine, University of California at Davis, Baylor University, Baxter Healthcare and other prestigious healthcare organizations. Later that year, Imaging3 applied for and received FDA approval for this device described as the NASA II CCD C-arm.

         In mid 1995, Imaging3 purchased the assets of ProMedCo. ProMedCo had an exclusive agreement with OEC to remanufacture OEC C-arms for OEC Medical Systems. Though the purchase did not transfer the agreement, it eliminated one of the Company's competitors and provided a substantial inventory of replacement parts. Access to these replacement parts allowed Imaging3 to immediately increase its production levels and created the opportunity to remanufacture OEC's complete product line, thereby increasing the models ISI could offer its customers. Also, this purchase allowed the Company to enter the extremely lucrative parts sales business.

         In 2000, the Company continued its expansion by purchasing a sales company in San Diego. This asset purchase brought an extensive database with over 43,000 physician names, hospitals, medical centers and surgery centers contact information as well as a streamlined automated sales force. Also, as part of this expansion, several key employees, most of whom were former employees of OEC, were hired to increase the Company's service presence in Arizona, Washington, Nevada, Florida and Hawaii with a national service presence as the ultimate goal. In 2002, the Company closed the San Diego office and consolidated operations in Burbank, California.

         Late in 2000, the Company began negotiations with several companies in Korea to manufacture "private labeled" equipment for the Company's exclusive sales in North and South America. These products include two new C-arms, the ISI-2100 and 2500, as well as five pain management tables, the ISI 8000, 8000(H), 8000(HL), 8000(HT) and 8000 (HLT).

         On February 19, 2002, a fire gutted the Company's principal operating facility, causing an estimated $4.3 million in damage. The 10,800-square-foot structure, located at 3200 W. Valhalla Drive, Burbank, California, is owned by Dean Janes and leased to the Company. Mr. Janes subsequently rebuilt the facility and the Company has reoccupied it. In the interim, the Company previously leased temporary facilities. The damage to the building and the loss of the Company's equipment were partially covered by liability insurance. Nevertheless, the fire disrupted the Company's operations. As a result, the Company's revenues for the year ending December 31, 2002 were significantly lower than the previous year.

         In order to better position the Company for its future direction -- away from service and towards providing proprietary medical imaging products -- the Company changed its name from Imaging Services, Inc. to Imaging3, Inc. on August 20, 2002.

BUSINESS OPERATIONS

         Imaging3 technology has the potential to contribute to the improvement of healthcare. The Company's technology is designed to cause 3D images to be instantly constructed using high-resolution fluoroscopy. These images can be used as real time references for any current or new medical procedures in which multiple frames of reference are required to perform medical procedures on or in the human body. Imaging3 technology has extraordinary market potential in an almost unlimited number of medical applications, including:

     o TRAUMA CENTER. Imaging3 technology would allow a surgeon to immediately view exactly where a bullet is lodged in a gunshot victim. At any point during the procedure, the surgeon could continue to view 3D images in real-time.

     o CARDIOLOGY. Imaging3 technology could provide a 3D view of a heart and allow a cardiologist to record the heartbeat in real-time. The entire heart would be visible, including veins that are wrapped around the "back" side.

     o PAIN MANAGEMENT. Imaging3 technology could provide a 3D view of the spine, nerve endings, injection points and help guide the needle for spinal procedures. 3D images in real-time could also be used to view disk compression.

     o NEURO-VASCULAR. Imaging3 technology could provide a 3D view of the skull and brain to diagnose neuro-vascular diseases. 3D images in real-time could be used to view the rupture of vessels or arterial blockages diminishing blood flow to the brain.

     o ORTHOPEDIC. Imaging3 technology could provide a 3D view of bones and joints to help diagnose orthopedic conditions. An orthopedic surgeon could view a 3D image in real-time to line up a screw with the hole in a hip pinning.

     o VASCULAR. Imaging3 technology could provide a 3D view of veins throughout the body. After injecting dye, a 3D image in real-time could pinpoint clots and occlusions and help diagnose vascular diseases.

MULTI-FUNCTION DEVICE

         A diagnostic medical imaging device built with Imaging3 technology can perform several functions and can replace or supplement a number of exiting devices, resulting in considerable cost savings for hospitals and healthcare centers. These functions include:

     o    Perform real-time, 3D medical imaging;
     o Emulate a computerized tomography ("CT") scanner (at a fraction of the capital cost);
     o    Perform standard fluoroscopy.

         The Company's management believes that this multi-function capability will be especially attractive in foreign markets, where the cost of a CT scanner is beyond the means of most hospitals and healthcare centers.

EXISTING BASE OF BUSINESS TO LAUNCH A PROPRIETARY PRODUCT

         Imaging3 is an established company with revenues and an industry reputation. While the Company began as a service provider, it quickly expanded to include equipment and parts sales, both new and renewed. Imaging3 is the largest remanufacturer of C-arms in the world. The Company offers new, demonstration, remanufactured, refurbished and pre-owned systems in all price ranges from every major manufacturer including OEC, General Electric ("GE"), ISI, Philips, Siemens, FluoroScan, XiScan and Ziehm. The Company supplies full-size, compact and mini C-arms.

         Imaging3 is also the largest distributor of C-arm tables in the U.S. The Company offers new, demonstration, remanufactured, refurbished and pre-owned C-arm tables in all price ranges from every major manufacturer. The Company also supplies pain management tables, surgery tables, urology tables and vascular tables. Imaging3's management intends to use the Company's base of operations and channels of distribution to launch its new medical imaging devices business, based on its breakthrough Imaging3 technology.

BUSINESS AND REVENUE MODELS

         The Company's business strategy is straight-forward: (1) continue to build the Company's base of C-arm remanufacturing and service business, (2) develop medical diagnostic imaging devices, based on the Company's breakthrough Imaging3 technology for the $5 billion medical imaging market, (3) sell the Company's new medical diagnostic imaging devices directly to healthcare providers, as well as through channel partners and distributors, and (4) license the Company's breakthrough Imaging3 technology to other medical diagnostic imaging device manufacturers.

         The Company's management believes that most of the Company's future revenues will come from the sale of medical imaging devices, based on the Company's Imaging3 technology. Other revenues are expected to be derived from the licensing of its proprietary technology to other medical diagnostic imaging device manufacturers. The smallest portion of the Company's future revenue is projected to come from the sale and service of C-arms.

PROPRIETARY TECHNOLOGY

PATENT

         On June 23, 2004, U.S. Patent #6,754,297 was granted in the name of Dean Janes, entitled Apparatus and Method for Three-Dimensional Real-Time Imaging System. The rights to this patent have been assigned to the Company.

ABSTRACT OF THE PATENT DISCLOSURE

         A computing device in a three-dimensional imaging system utilizes a plurality of distance readings and reference readings from at least one subject sensor to determine a subject location and a subject volume and establish a base-three dimensional map of a subject. A plurality of two-dimensional image exposures along with a plurality of associated reference locations are created by rotating an image source and an image receptor around an inner circumference of an imaging gantry. The plurality of two-dimensional image exposures is digitized to create a plurality of digital two-dimensional image exposures. The computing device receives the plurality of digital two-dimensional image exposures and the plurality of associated reference locations. The overlaying, interpolating and pasting of the plurality of digital two-dimensional image exposures on the base three-dimensional map creates a base three-dimensional image exposure, which is displayed on a display device.

GENERAL DESCRIPTION

         Real-time 3D medical diagnostic imaging will be accomplished by scanning the patient, either partially or completely in a 360-degree circumference under fluoroscopy (or other type of image exposure), utilizing a single or multiple x-ray source and image receptor. The information acquired under fluoroscopy (or other type of image exposure) will be digitized at a frame rate of between 30 to 60 frames per second. This information will be sent to a computer system to be incorporated into a three dimensional image to be displayed on a computer monitor. The image created can then be manipulated and/or rotated to view the scanned image of the patient's anatomy in any direction or orientation desired by the user. The user could then choose a specific area of the image to update. Once an area is selected, the computer displaying the image would then "gang" or align the x-ray source(s) and image receptor(s) to begin updating scans of new images to be overlaid upon the existing three dimensional model. This process would then be updated and/or repeated as many times necessary for the specific procedure to be completed. At any time, a new reference area or scan could be selected or initiated.





                              [ See Exhibit 99.1 ]

THE "O" DEVICE

         Part of the Company's invention is based on an "O" device to create a circular gantry similar to that used with CT to scan a patient a full 360 degrees with fluoroscopic radiation. This approach will allow imaging of the patient from any frame of reference or angulation. (Current medical imaging devices are limited to 150 degrees to 360 degrees with mechanical orientation or manipulation.) 3D imaging requires an "O" device to scan the patient in increments of 360 degrees to allow construction of a three dimensional image. By scanning the patient in 360 degrees and acquiring images at 30 to 60 frames per second, a three dimensional image can be constructed.












                              [ See Exhibit 99.2 ]














IMAGING3 TECHNOLOGY DIFFERS FROM OTHER APPROACHES

         The "O" device approach is similar to that used in a CT scan. The difference is CT is used to image a "slice" of the anatomy and not intended for real-time fluoroscopic imaging. The slice is obtained by using a fulcrum reference point and rotating the X-ray source and image receptor in reference to that point. This basic geometry creates a 2D image in any depth desired, in any region of the body. The "O" device would use a similar fulcrum point to reference depth, but the scan would not create a slice but instead a real-time image captured at 30 to 60 frames per second in 360 degrees. Further, the "O" device would be used for conventional fluoroscopic imaging with the advantage of positioning the X-ray source and receptor at any angulation desired.

         Currently,  3D imaging is used only for reconstructive  post processing reference images. Magnetic resonance imaging ("MRI"), CT and ultrasound currently have this capability. The 3D images are created by multiple scans of 2D images that require a long period of time to process into a three dimensional image. The image created is then used only for reference, not real time manipulation in the body. The Company's 3D images will be constructed almost instantly and will be available to be used as real time references whenever multiple frames of reference are required to perform medical procedures on or in the human body.

THE MARKET

         The Company competes in the medical diagnostic imaging market and this market has never been healthier than it is today. This vitality is due primarily to continual technological improvements that lead to faster and better-resolution imaging, greater patient safety, and the provision of these capabilities to a growing and aging population. The result has been a vigorous competition to create the most cost-effective diagnostic imaging systems.

         Diagnostic imaging is an evolving part of modern medicine and is now entering a new era of digital imaging. The field has evolved from the early X-rays by Roentgen over 100 years ago to imaging of organs by CT and MRI that are 20 years old. Medical imaging is used for diagnosis in the leading causes of death, heart attacks, strokes, and cancer. What was once called the radiology department is now called the diagnostic imaging department because of the wealth of new technologies available beyond x-rays. A trauma victim's internal injuries are imaged with a CT scanner. Breast cancer, a leading cause of death in women, is detected with mammography and ultrasound.

         According to a Freedonia Group study, the medical imaging equipment market in the U.S. will register gains of 7.6 percent per year through 2008 to $9.5 billion, faster than projected growth in national health expenditures. Growth will be stimulated by an increasing incidence of patient procedures involving diagnostic imaging, partly the result of an aging population and partly reflecting advances in noninvasive imaging technology.

         The Company's management believes that opportunities exist not only for new companies in imaging products but also software companies for image processing and Picture Archiving and Communication Systems (PACS) networks. Technological developments continue, which consistently result in new products.

         Diagnostic imaging is an important part of medical diagnosis. It ranges from a dentist's X-ray to find tooth decay to angiograms done to aid a cardiologist in performing an angioplasty. The aging baby boomer population will need the new imaging capabilities for cancer and heart disease detection. The revolution in medical imaging is being fueled not only by new medical imaging technology, but also by advances in computer hardware and software. New systems such as spiral CT or multi-slice CT would not be possible without today's faster processors. Better software algorithms for image analysis and compression make the process more accurate and efficient. The growth of diagnostic imaging could be an important source of revenue for computer manufacturers, and software companies specializing in diagnostic imaging.

INDUSTRY OVERVIEW

         Diagnostic imaging services are noninvasive procedures that generate representations of the internal anatomy and convert them to film or digital media. Diagnostic imaging systems facilitate the early diagnosis of diseases and disorders, often minimizing the cost and amount of care required and reducing the need for costly and invasive diagnostic procedures.

MAGNETIC RESONANCE IMAGING ("MRI")

         MRI involves the use of high-strength magnetic fields to produce computer-processed cross-sectional images of the body. Due to its superior image quality, MRI is the preferred imaging technology for evaluating soft tissue and organs, including the brain, spinal cord and other internal anatomy. With advances in MRI technology, MRI is increasingly being used for new applications such as imaging of the heart, chest and abdomen. Conditions that can be detected by MRI include multiple sclerosis, tumors, strokes, infections, and injuries to the spine, joints, ligaments, and tendons. Unlike x-rays and computed tomography, which are other diagnostic imaging technologies, MRI does not expose patients to potentially harmful radiation.

         MRI technology was first patented in 1974, and MRI systems first became commercially available in 1983. Since then, manufacturers have offered increasingly sophisticated MRI systems and related software to increase the speed of each scan and improve image quality. Magnet strengths are measured in tesla, and MRI systems typically use magnets with strengths ranging from 0.2 to
1.5 tesla. The 1.0 and 1.5 tesla strengths are generally considered optimal because they are strong enough to produce relatively fast scans but are not so strong as to create discomfort for most patients. Manufacturers have worked to gradually enhance other components of the machines to make them more versatile.

Many of the hardware and software systems in recently manufactured machines are modular and can be upgraded for much lower costs than purchasing new systems.

         The MRI industry has experienced growth as a result of:

     o    Recognition of MRI as a cost-effective, noninvasive diagnostic tool.
     o Superior soft-tissue image quality of MRI versus that of other diagnostic imaging technologies.
     o    Wider physician acceptance and availability of MRI technology.
     o    Growth in the number of MRI applications.
     o MRI's safety when compared to other diagnostic imaging technologies, because it does not use potentially harmful radiation.
     o Increased overall demand for healthcare services, including diagnostic services, for the aging population.

POSITRON EMISSION TOMOGRAPHY ("PET")

         PET is a nuclear medicine procedure that produces pictures of the body's metabolic and biologic functions. PET can provide earlier detection of certain cancers, coronary diseases or neurologic problems than other diagnostic imaging systems. It is also useful for the monitoring of these conditions.

COMPUTED TOMOGRAPHY ("CT")

         In CT imaging, a computer analyzes the information received from an x-ray beam to produce multiple cross-sectional images of a particular organ or area of the body. CT imaging is used to detect tumors and other conditions affecting bones and internal organs.

OTHER SERVICES

         Other diagnostic imaging technologies include x-ray, single photon emission computed tomography, and ultrasound.

DIGITAL IMAGING TECHNOLOGIES

         New techniques for the digital capture, display, storage, and transmission of X-ray images are poised to revolutionize the diagnostic imaging market. Although digital technologies and techniques have been in use in other diagnostic imaging areas (such as CT scans, MRI scans, and ultrasound), technical problems have kept X-ray technologies in the era of film. However, new methods of digitally capturing X-ray images are under development and promise to revolutionize X-ray imaging.

         The need to cut costs and improve services in healthcare delivery is driving the move to digital systems. The requirement for hospitals to implement electronic access to medical images and other types of information is now widely accepted and regarded as inevitable. The trend toward storing, distributing and viewing medical images in digital form is being fueled by both changes in the economic structure of the healthcare system and by rapidly evolving technologies. In particular, the new economics of health care will mandate a shift from film-based radiology to the electronic delivery of digital images, while new technology promises the additional benefit of vastly improved diagnostic power.

USERS OF DIAGNOSTIC IMAGING

         MRI and other imaging services are typically provided in one of the following settings:

HOSPITALS AND CLINICS

         Imaging systems are located in and owned and operated by a hospital or clinic. These systems are primarily used for the patients of the hospital or clinic, and the hospital or clinic bills third-party payors, such as health insurers, Medicare or Medicaid.

INDEPENDENT IMAGING CENTERS

         Imaging systems are located in permanent facilities not generally owned by hospitals or clinics. These centers depend upon physician referrals for their patients and generally do not maintain dedicated, contractual relationships with hospitals or clinics. In fact, these centers may compete with hospitals or clinics that have their own systems to provide Imaging3 to these patients. Like hospitals and clinics, these centers bill third-party payors for their services.

OUTSOURCED

         Imaging systems, largely located in mobile trailers but also provided in fixed facilities, provide services to a hospital or clinic on a shared-service or full-time basis. Generally, the hospital or clinic contracts with the imaging service provider to perform scans of its patients, and the imaging service provider is paid directly by that hospital or clinic instead of by a third-party payor.

INDUSTRY CHALLENGES

         In a recent report, U.S. Medical Imaging Industry Outlook, Frost & Sullivan identified several challenges facing the diagnostic imaging industry. Low reimbursement rates have become a major challenge, not only for end users, but for manufacturers as well. Imaging reimbursements for many procedures may be inadequate given the expense of the equipment and the expertise required to create and interpret results.

         Lack of adequate compensation is a concern for all industry participants, as many healthcare centers are delaying or canceling purchases of high-priced items. Until the financial rewards for imaging are increased substantially, and definitively, low reimbursement will be the foremost hurdle for manufacturers.

COMPETITION

COMPETITIVE LANDSCAPE

         The healthcare industry in general and the market for imaging products in particular is highly competitive. The Company competes with a number of companies, many of which have substantially greater financial, marketing, and other resources than the Company. The Company's competitors include large companies such as GE, Philips, Siemens Toshiba and Hitachi, which compete in most medical diagnostic imaging modalities, including X-ray imaging.

         A study by Theta Reports, Diagnostic Imaging Equipment and Systems World Market, identifies the following 17 key players in the medical diagnostic imaging market:

o        ADAC Laboratories
o        Eastman Kodak Co.
o        Fonar Corp.
o        Fuji Medical Systems U.S.A., Inc.
o        General Electric Medical Systems
o        Hitachi Medical Systems America, Inc.
o        Hologic, Inc.
o        Imaging Diagnostic Systems, Inc.
o        Imatron, Inc.
o        Lumisys, Inc.

o        Marconi Medical Systems
o        Philips Medical Systems Nederland BV
o        PhorMax Corp.
o        Siemens Medical Engineering Group
o        Sterling Diagnostic Imaging, Inc.
o        Trex Medical Corp.
o        Varian Medical Systems, Inc.

DIRECT COMPETITORS

         At this time, the Company is not aware of any existing devices in the marketplace that provide 3D, real-time diagnostic medical imaging, with the exception of ultrasound.

         Ultrasound is a real-time tomgraphic imaging modality. Not only does it produce real-time tomograms of the position of reflecting surfaces (internal organs and structures), but also it can be used to produce real-time images of tissue and blood motion. However, ultrasound is a low-resolution imaging modality that does not produce an image as precise and clear as fluoroscopy. The Company's devices will rely instead on the use of fluoroscopy, a high-resolution imaging modality, to produce "live" X-ray images of a living patients in 3D.

MARKETING AND SALES PLAN

MARKETING STRATEGY

         Imaging3's marketing strategy is to create a favorable environment to sell its medical diagnostic imaging devices. The Company intends to enhance, promote and support the fact that Imaging3 technology is the most complete and comprehensive medical diagnostic imaging solution available in the marketplace.

PRODUCT AND SERVICE DIFFERENTIATION

         The differentiating attributes of Imaging3 technology include:

     o The only 3D, real time medical diagnostic imaging device in the market that will produce high resolution images;
     o    Reasonably priced;
     o    Easy-to-install;
     o    Vast array of features;
     o    Highly reliable.

VALUE PROPOSITION

         The Company's value proposition is simple: Diagnostic imaging devices with Imaging3 technology allow healthcare providers to easily produce 3D, real time, high resolution images at a reasonable cost.

POSITIONING

         Imaging3 can be positioned as offering the superior solution for producing medical diagnostic images. The Company's unique advantage is that it can offer a diagnostic imaging solution that will allow healthcare providers to view real time references for virtually any procedure. The Company can reposition its competitors by demonstrating that their offerings are inadequate because they:

     o    Do not provide 3D images;
     o    Do not provide images in real time;
     o    Do not provide high resolution images;
     o    Are too costly.

SALES STRATEGY

         After undertaking a marketing campaign, the Company intends to aggressively sell its medical diagnostic imaging devices in the U.S.
International sales efforts will follow after achieving market penetration in the domestic marketplace.

SALES MARGIN STRUCTURE

         The Company's management believes that the majority of its sales will be derived from direct sales to customers, with the balance of sales derived from dealers and manufacturer's representatives. As a result, the sales margin structure must be attractive to these independent organizations.

     o    Direct Sales - Full suggested list price;
     o    Dealers - 30% off suggested list price;
     o    Manufacturer's Representatives - 10% commission.

TARGET MARKET SEGMENT

         The Company's management has identified general medical and surgical hospitals in the U.S. as its primary target market segment for Imaging3 technology. According to D&B/iMarket, there are the 12,041 general medical and surgical hospitals in the U.S.

DISTRIBUTION CHANNELS

         The Company plans to sell its Imaging3 medical diagnostic imaging devices through several channels of distribution, including:

DIRECT SALES TO END USERS

         The Company's policy is to sell directly to end-users whenever possible. The Company's management expects that direct sales will occur most often with larger customers.

DEALERS AND MANUFACTURER'S REPRESENTATIVES

         The Company has working relationships with a number of independent organizations that help distribute the Company's current product line. The Company expects to work with these independent organizations to help distribute diagnostic medical imaging devices built with Imaging3 technology. These organizations have well-established relationships with mid-size to large size customers. Many also provide specific vertical market applications.

EXECUTIVE SALES

         Because many of Imaging3's large customers will tend to be top healthcare managers, it is important that its Company president and senior managers present its products to its large customers.

FIELD SALES FORCE

         The majority of the Company's selling efforts to large accounts will be handled internally through its field sales force. Imaging3 has chosen to use a direct sales force because its large accounts require considerable customer education and post-sales support -- directly from the Company. The Company's price points, pricing structure and profits are such that its cost of sales warrants a "person-to-person" selling strategy.

DEALERS AND MANUFACTURERS' REPRESENTATIVES

         The Company can supplement its own field sales force by entering into agreements with dealers and manufacturers' representatives. Because dealers and manufacturers' representatives carry several product/service lines that are compatible with the Company's products and services, Imaging3 plans to select dealers and manufacturers representatives carrying complementary and compatible products and services, as well as dealers and manufacturers' representatives that sell dissimilar products and services yet ones that are appropriate to their customers' customer.

EMPLOYEES

         The Company currently employs 9 full-time individuals, all of who are working at the Company's offices at 3200 W. Valhalla Drive, Burbank, California 91505. Of those 9 full-time employees, 5 are employed in administrative, marketing, and sales positions, and the remaining 4 are technical employees employed in research, development and production positions. The Company projects that during the next 12 months, the Company's workforce is likely to increase to 21, with 5 of the new positions being in the administrative, marketing, and sales areas and the remaining 6 of the new positions being in research, development, and production positions.

         To support the Company's need for technical staffing, the Company has established relationships with technical staffing organizations that continuously offer highly qualified personnel to meet the Company's needs, both locally and from out of the area.

INTELLECTUAL PROPERTY MATTERS

         All of the Company's employees have executed agreements that impose nondisclosure obligations on the employee and in which the employee has assigned to the Company (to the extent permitted by California law) all copyrights and other inventions created by the employee during employment with the Company. The rights underlying the application for the patent of the Imaging3 technology have been assigned to the Company. The Company has in place a trade secret protection policy that the Company's management believes to be adequate to protect the Company's intellectual property and trade secrets.

GOVERNMENT REGULATORY APPROVAL PROCESS

         All our products are classified as Class II (Medium Risk) devices by the Food and Drug Administration ("FDA") and clinical studies with our products will be considered to be Non-Significant Risk Studies ("NSR"). Our business is governed by the FDA and all products typically require 510(k) market clearance before they can be put in commercial distribution. We are also regulated by the FDA's Quality Systems Regulation ("QSR"), which is similar to the ISO9000 and the European EN46000 quality control regulations. All our products currently in production or manufactured by other vendors are approved for marketing in the United States under FDA's 510(k) regulations.

         A 510(k) is a pre-marketing submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent ("SE"), to a legally marketed device that is not subject to pre-market approval ("PMA"). Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. A legally marketed device is a device that was legally marketed prior to May 28, 1976 (pre-amendments device), or a device which has been reclassified from Class III to Class II or I, a device which has been found to be substantially equivalent to such a device through the 510(k) process, or one established through Evaluation of Automatic Class III Definition. The legally marketed device(s) to which equivalence is drawn is known as the "predicate" device(s).

         Applicants must submit descriptive data and when necessary, performance data to establish that their device is SE to a predicate device. The data in a 510(k) is to show comparability, that is, SE of a new device to a predicate device.

         We have not sought or obtained a determination from the FDA whether a 510(K) submission is required. The FDA does not offer an opinion or determination of what submission is required. The FDA does provide a database of devices, classifications and Regulation numbers. In our research of this database we determined several Class II devices meet our criteria for submission. These devices are listed in the table below.


Product Code         Class           Description                                    Regulation
------------         -----           -----------                                    ----------
IZG                  II              System, X-ray, Photofluorographic              892.1730
JAB                  II              System, X-ray, Fluoroscopic, Non-Image-I       892.1660
JAK                  II              System, X-ray, Tomography, Computed            892.175

         This is a broad range of devices with which to compare our device functionality. The FDA requires the manufacturer to submit an application, whether it is a 510(k) or PMA submission, upon receipt of the submission the FDA will respond within 30 to 45 days, with their determination of acceptance of the submission, questions and/or comments to the submission and requests for more information.

         All of our current used rebuilt products are Class II devices, FDA approved through OEM for marketing. Once approved the FDA will not require the manufacture to resubmit an application or change the classification. They may however, request further information about the product(s), manufacturer and GMP requirements. The devices currently sold by this company are not manufactured by this company. OEC Medical Systems, is the original device manufacturer and responsible for the FDA submission of their original device(s). Imaging3, Inc., remanufactures OEC Medical Systems devices, thus we are not required to submit any FDA submission for these devices. In some instances, Imaging3, Inc. has performed modifications to these devices to improve the devices functionality, and in these instances Imaging3, Inc. has submitted 510(k) applications. These modifications are to existing devices with existing classifications listed in the FDA database and cannot be reclassified. The FDA database listing for current products is listed below.

  Product Code            Class        Description                    Regulation
  ------------            -----        -----------                    ----------
  IZL                     II           System, X-ray, Mobile          892.1720

         As to our new product and its potential for classification, the FDA requires us as the manufacturer to submit an application in whichever classification we choose in the submission form we choose, meaning 510(k) or PMA application. The FDA reviews the submission and determines whether the application is appropriately filed and in the correct submission format. The criteria they use for determination on a 510(k) is SE, which is a comparative analysis of the manufacturers device in the submission with existing devices already approved by the FDA. This is the purpose of the FDA's Device Classification Database, giving manufactures products with approved submissions and categories of devices to compare new device submissions. A new type of device may not be found in the product classification database. If the device is a high risk device (supports or sustains human life, is of substantial importance in preventing impairment of human health, or presents a potential, unreasonable risk of illness or injury) and has been found to be not substantially equivalent (NSE) to a Class I, II, or III [Class III requiring 510(k)], then a PMA application will be required.

         If the FDA determines the new device must be classified as a Class III device, the FDA may still allow the device submission to be a 510(k) submission. Class III devices, which are equivalent to devices legally marketed before May 28, 1976 may be marketed through the pre-market notification [510(k)] process until FDA has published a requirement for manufacturers of that generic type of device to submit pre-market approval data.

         Class III devices are usually those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Examples of Class III devices which require a pre-market approval include replacement heart valves, silicone gel-filled breast implants, and implanted cerebella stimulators.

         Our new product the "Real-time 3D Imaging Device" will be submitted as Product Code "IZG," Device Class II, "System, X-ray, Photofluorographic," Regulation Number 892.1730, since this is the closest device description. The FDA may at its own choosing and determination wish to reclassify our device as a Class III, which we feel is unlikely, since the majority of our device functions are similar to existing products currently being marketed and as classified as above.

         If the FDA determines our device is to be classified as a Class III device a PMA application must be filed. The PMA application is the most stringent type of device marketing application required by FDA. The applicant must receive FDA approval of its PMA application prior to marketing the device. PMA approval is based on a determination by FDA that the PMA contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use(s). An approved PMA application is, in effect, a private license granting the applicant (or owner) permission to market the device. The PMA owner, however, can authorize use of its data by another.

         The PMA applicant is usually the person who owns the rights, or otherwise has authorized access, to the data and other information to be submitted in support of FDA approval. This person may be an individual, partnership, corporation, association, scientific or academic establishment, government agency or organizational unit, or other legal entity. The applicant is often the inventor/developer and ultimately the manufacturer.

         FDA regulations provide 180 days to review the PMA application and make a determination. In reality, the review time is normally longer. Before approving or denying a PMA application, the appropriate FDA advisory committee may review the PMA application at a public meeting and provide FDA with the committee's recommendation on whether or not FDA should approve the submission. After FDA notifies the applicant that the PMA application has been approved or denied, a notice is published on the Internet (1) announcing the data on which the decision is based, and (2) providing interested persons an opportunity to petition FDA within 30 days for reconsideration of the decision.

         A PMA application is a scientific, regulatory documentation to the FDA to demonstrate the safety and effectiveness of the class III device. There are administrative elements of a PMA application, but good science and scientific writing is a key to the approval of PMA application. If a PMA application lacks elements listed in the administrative checklist, FDA will refuse to accept a PMA application and will not proceed with the in-depth review of scientific and clinical data. If a PMA application lacks valid clinical information and scientific analysis based on sound scientific reasoning, it will delay FDA's review and approval. PMA applications that are incomplete, inaccurate, inconsistent, omit critical information, and poorly organized have resulted in delays in consideration of PMA applications.

         Three categories of the PMA application are very important:

         TECHNICAL SECTIONS. The technical sections containing data and information should allow FDA to determine whether to approve or disapprove the application. These sections are usually divided into non-clinical laboratory studies and clinical investigations.

         NON-CLINICAL LABORATORY STUDIES' SECTION. Non-clinical laboratory studies' section includes information on microbiology, toxicology, immunology, biocompatibility, stress, wear, shelf life, and other laboratory or animal tests. Non-clinical studies for safety evaluation must be conducted in compliance with 21CFR Part 58 (Good Laboratory Practice for Nonclinical Laboratory Studies).

         CLINICAL INVESTIGATIONS SECTION. Clinical investigations section includes study protocols, safety and effectiveness data, adverse reactions and complications, device failures and replacements, patient information, patient complaints, tabulations of data from all individual subjects, results of statistical analyses, and any other information from the clinical investigations. Any investigation conducted under an Investigational Device Exemption ("IDE") must be identified as such.

         Imaging3, Inc. is listed with the FDA as a new device manufacturer, our Registration Number is 20300565, and our Owner Operator Number is 9023393. Though we do not currently manufacture new devices the FDA requires our registration as a remanufacturer. We are subject to the FDA's Radiological Health Program, under the Center for Devices Radiological Health ("CDRH") division of the FDA.

         Our company must be in compliance with, Good Manufactures Practices ("GMP"), Quality Control ("QC") and Medical Device Reporting ("MDR"). The FDA may from time to time, usually every 2 to 3 years, audit the company for compliance. In these audits the FDA reviews documents, interviews management and reviews all procedures.

         The current GMP requirements set forth in the Quality System ("QS") regulation are promulgated under section 520 of the Food, Drug and Cosmetic ("FD&C") Act. They require that domestic or foreign manufacturers have a quality system for the design, manufacture, packaging, labeling, storage, installation, and servicing of finished medical devices intended for commercial distribution in the United States. The regulation requires that various specifications and controls be established for devices; that devices be designed under a quality system to meet these specifications; that devices be manufactured under a quality system; that finished devices meet these specifications; that devices be correctly installed, checked and serviced; that quality data be analyzed to identify and correct quality problems; and that complaints be processed. Thus, the QS regulation helps assure that medical devices are safe and effective for their intended use. The FDA monitors device problem data and inspects the operations and records of device developers and manufacturers to determine compliance with the GMP requirements in the QS regulation.

         The MDR regulation provides a mechanism for FDA and manufacturers to identify and monitor significant adverse events involving medical devices. The goals of the regulation are to detect and correct problems in a timely manner. Although the requirements of the regulation can be enforced through legal sanctions authorized by the Federal Food, Drug & Cosmetic ("FFD&C") Act, FDA relies on the goodwill and cooperation of all affected groups to accomplish the objectives of the regulation.

         The statutory authority for the MDR regulation is section 519(a) of the FFD&C Act as amended by the Safe Medical Devices Act ("SMDA") of 1990. The SMDA requires user facilities to report:

     o    Device-related deaths to the FDA and the device manufacturer;
     o Device-related serious injuries to the manufacturer, or to FDA if the manufacturer is not known; and
     o Submit to FDA on an annual basis a summary of all reports submitted during that period.

         When a problem arises with a product regulated by FDA, the Agency can take a number of actions to protect the public health. Initially, the agency works with the manufacturer to correct the problem voluntarily. If that fails, legal remedies include asking the manufacturer to recall a product, having federal marshals seize products if a voluntary recall is not done, and detaining imports at the port of entry until problems are corrected. If warranted, FDA can ask the courts to issue injunctions or prosecute those that deliberately violate the law. When warranted, criminal penalties including prison sentences are sought.

         Once on the market, there are post-market surveillance controls with which a manufacturer must comply. These requirements include the Quality Systems (also known as Good Manufacturing Practices), and Medical Device Reporting regulations. The QS regulation is a quality assurance requirement that covers the design, packaging, labeling and manufacturing of a medical device. The MDR regulation is an adverse event reporting program.

         We are also required to report under the MDR requirements, which are for injuries and deaths, of which we have had none since our registration.

         For all devices manufactured or remanufactured by the Company, the FDA may request updated information regarding any device with a previously approved 510(k) or PMA submission. If any substantial changes are made to existing approved devices the FDA may require a 510(k) supplement submission, which, in most cases, does not require the manufacture to delay production or marketing of the modified device. As with all applications, this determination lies entirely with the FDA.

         Our last audit with the FDA was in 2000 and we expect a new audit to take place shortly after our new device is submitted in a 510(k) application.

         In an audit performed by the FDA, our records for service and repair, quality control, device labeling and serial number tracking are reviewed. If the FDA finds issues of non- compliance they issue a letter requesting correction, giving us 30 days to correct the non- compliance. Extensions can be requested to reply, but most issues if any can be handled in a 30- day period.

         Since our registration with the FDA, in 1995, we have had only one audit. We did not receive any notice or correspondence of non-compliance due to that audit. We received only a one suggestion regarding our record keeping process, which addressed preventive maintenance forms being included in all customer files, for which we provide service. We have, to our knowledge, been in good standing with the FDA, receiving no actions or correspondence.

         We  are  also  licensed  with  the  State  of  California  as a  Device
Manufacturer, license number 63620. Both require annual renewal registration updates, listing any new products being manufactured or marketed. The State of California currently follows the FDA standards and requirements.

         We have had no instances of non-compliance with either the FDA or the state of California. The consequences of non-compliance range from, letter stating non-compliance and a period to cure, suspension of manufacturing and distribution to fines and suspension of operations.

         We estimate it will take up to two years to obtain FDA approval after effectiveness of this registration statement. Our estimate of two years for FDA approval is based on Mr. Janes' past experience with 510(k) submissions. All of our marketing efforts for the new device must start from the date the FDA approves the device to be marketed. Since the company is already registered with the FDA as a new device manufacturer and have been through an audit performed by the FDA, the FDA is already familiar with the company and its processes. The FDA may wish to obtain updated information about the company and may require more time to process this 510 (k) submission than estimated.

         In two other 510(k) submissions by Mr. Janes, the process lasted approximately 120 days, however, these systems were not as complex. We believe Mr. Janes' familiarity with the process and experience with 510(k) submissions will help the company to stay within our estimate. With Mr. Janes, the Company does not have to seek help in this process, through consultants as most companies must, which add to the expense and delays in this process. Having a person in-house having the experience with the process, understanding 510(k) submissions, direct access to all engineering and proprietary knowledge is a distinct advantage and should allow the Company complete the process within the estimated time.

         To enter the European market, our products as well as our quality assurance systems will have to be approved and certified by an authorized certifying body such as Technischer Uberwachungsverein; English translation:
Technical Inspection Association ("TUV"), Underwriters Laboratories ("UL") or British Standards Institute ("BSI"). In the future, we may plan to go through this process as a part of its overall enhancement of the quality systems.

         TUV, UL and BSI are all standards testing companies assisting manufactures to comply with published standards, regulatory standards and laws necessary for marketing devices throughout the world and the United States. These three companies provide the UL and CE (the European equivalent of the UL mark in the United States) marks, demonstrating compliance with the standards and laws.

         TUV is a Nationally Recognized Testing Laboratory ("NRTL") and Safety Checklist Contractors ("SCC") certified, providing a full suite of services, including CE Marking assistance, electromagnetic compatibility ("EMC"), electrical & mechanical testing, and many additional global conformity assessment services that help companies gain product compliance to enter individual country markets.

         UL is an independent, not-for-profit product-safety testing and certification organization. They test products for public safety for more than a century. Since their founding in 1894, they have held the undisputed reputation as a leader in product- safety testing and certification within the United States. Building on their household name in the United States, UL is becoming one of the most recognized, reputable conformity assessment providers in the world. Today, their services extend to helping companies achieve global acceptance, whether for an electrical device, a programmable system, or an organization's quality process.

         BSI, exists to help industry develop new and better products and to make sure that products meet current and future laws and regulations. It tests products from medical devices to fire extinguishers to lamps for football stadium against published standards.

         Far East, Middle East, Eastern European, and Latin American markets have different regulatory requirements. We intend to comply with applicable requirements if and when we decide to enter those markets.

OTHER GOVERNMENT REGULATIONS

         The delivery of health care services has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of health care services. Federal law and regulations are based primarily upon the Medicare and Medicaid programs. Each of these programs is financed, at least in part, with federal funds. State jurisdiction is based upon the state's interest in regulating the quality of health care in the state, regardless of the source of payment. We believe we are materially complying with applicable laws, however, we have not received or applied for a legal opinion from counsel or from any federal or state judicial or regulatory authority. Additionally, many aspects of our business have not been the subject of state or federal regulatory interpretation. The laws applicable to us are subject to evolving interpretations. If our operations are reviewed by a government authority, it may receive a determination that could be adverse to us. Furthermore, laws that are applicable to us may be amended in a manner that could adversely affect us.

         Only a very small portion of our revenues come through this system. All of our revenues are obtained from sales and service to vendees who pay us directly. We are not subject to Medicare, Medicaid, or any other federally funded health care program.

ITEM 2.       PROPERTIES

         The Company currently maintains its administrative offices and production facility at 3200 W. Valhalla Drive, Burbank, California 91505, which it leases from Dean Janes, the Company's Chairman and Chief Executive Officer. This facility contains 10,600 square feet of space, and the Company currently pays rent at a rate of $1.05 per square foot, gross.

ITEM 3.       LEGAL PROCEEDINGS

         In connection with a fire at the Company's facility on or about February 19, 2002, in which the Company's manufacturing, warehouse, and office facilities were substantially destroyed, the Company has become engaged in litigation in several courts, as described in the following paragraphs.

         On February 28, 2002, the Company (as Imaging Services, Inc.) initiated legal proceedings in the Los Angeles Superior Court against its construction contractor, Tower Engineering [Imaging Services, Inc. and Dean Janes v. Tower Engineering; Los Angeles Superior Court case number EC033979]. In connection with that action, Tower Engineering filed a cross-complaint against the Company, seeking payment of allegedly outstanding invoices related to the same construction. The Company answered the cross-complaint, denying its allegations. A primary defendant in that action, Mario Osorio, dba Albert's Electric Service, was discharged in a bankruptcy action, and his insurer has also gone into liquidation. Summary judgment was entered against the Company with respect to its affirmative claim for relief in connection with the Company's fire losses, and this ruling was upheld on appeal. The claims of Tower Engineering for allegedly unpaid invoices were presented to binding arbitration. Another construction-related collection case, Westside Wholesale Electric and Lighting, Inc. v. Mario Albert Osorio, dba Albert's Electric Service, and Dean Janes; Los Angeles Superior Court case number 02K02597, was consolidated with the primary Imaging vs. Tower action, and was arbitrated at the same time. Imaging3, Inc. and Dean Janes were found liable to the claimants in the amount of $69,187.06 plus costs. The trial Court awarded costs against the company of $9,954.00. A judgment for costs on appeal against Imaging3, Inc. in favor of Tower has been made in the amount of $253.92, and remains outstanding. The Company has accrued $79,395 on its financial statements.

         On April 25, 2002, the Company initiated litigation against a former employee and his subsequent employer for unfair business practices and related business torts in connection with that employee's post-termination conduct. In that action, Imaging Services, Inc. v. Dan Asbille, Imaging Technologies, and Computron Inc.; Los Angeles Superior Court Case Number BC 272665, the Company alleged causes of action for Intentional Interference with Prospective Business Relations, (2) Breach of the Implied Covenant of Good Faith and Fair Dealing,
(3) Unfair Business Practices, (4) Fraud, (5) Conversion, (6) Constructive Trust, (7) Declaratory Relief, (8) Implied Contractual Indemnity, (9) Total Equitable Indemnity, (10) Partial Equitable Indemnity, and (11) Contribution and Repayment. This action is pending in the Northwest District of the Los Angeles Superior Court. Two of the defendants, individual defendant Danny Asbille, and Computron Display Systems, Inc. responded with cross-complaints against the

Company for breach of contract and conversion, which have been defended in conjunction with the Company's prosecution of the initial Complaint. In January 2004, a jury in this action found in favor of the Company with respect to the Company's conversion claims against Danny Asbille and Computron Display Systems, Inc., and awarded the Company $88,557.00. The same jury found in favor of Computron Display Systems, Inc. with respect to its conversion claim against the Company in the amount of $17,500.00. That jury also awarded $97,500.00 to Danny Asbille with respect to his contract claim against the Company. No payments associated with any of these awards have been made. The Company has accrued $26,443 on its financial statements.

         The Arkansas Medical Imaging, LLC vs. Imaging3, Inc. action was resolved through mediation on or about March 3, 2006, at which time the Company agreed to make sixty (60) payments of $1,250.00 per month, commencing on March 20, 2006. The first payment pursuant to this agreement was made in March, 2006. The Company has accrued $85,194 on its financial statements.

         The Covington Anesthesia Associates matter resulted in a judgment in favor of the plaintiff in the amount of $7,654.34 principal, plus attorneys' fees, court costs, and interest in October 2003; a sister-state judgment was entered in the Los Angeles Superior Court in September, 2004 in the amount of $11,227.19 (Los Angeles Superior Court case # 04C01792). The Company has accrued $11,227 on its financial statements.

         The DeLage Landen case sought $16,619.27 plus interest from June 1, 2003 and attorneys' fees; negotiation resulted in a settlement, pursuant to which the Company was to pay $750.00 per month for eleven months, with a final payment thereafter of $4,750.00. The Company has accrued the remaining unpaid amount of $9,000 on its financial statements.

         The Dove case in Texas, on January 23, 2004, resulted in a judgment against the Company and Dean Janes in the amount of $17,100.00, plus interest from January 23, 2004 at 5% per annum, plus attorneys' fees of $5,500.00, and costs of court. The plaintiff in that case has initiated collection activity in California. The Company has accrued $24,573 on its financial statements.

         The Fairfield Pain Management Center action sought $142,500.00, plus "consequential" damages in excess of $20,000.00, plus costs against the Company. The Company has agreed to the terms of a settlement (still being documented) as follows: One-Hundred and Forty-Two-Thousand, Five-Hundred Dollars ($142,500.00, the "Settlement Sum"), in monthly installments as follows:

     i. One-thousand, five-hundred dollars ($1,500.00) per month, for twelve months ($18,000.00), commencing on March 15, 2006. Thereafter,
     ii. Two-thousand dollars ($2,000.00) per month, for twelve months ($24,000.00). Thereafter,
     iii. Two-thousand, five-hundred dollars ($2,500.00) per month, for twelve months ($30,000.00). Thereafter,
     iv. Three-thousand dollars ($3,000.00) per month, for twelve months ($36,000.00). Then,
     v. A balloon payment of the balance ($34,500.00) at the end of the 48 monthly installments.

         The Company has accrued $142,000 on its financial statements.

         The Medical Equipment Locator case sought $12,263.00 plus litigation costs, and was settled by an agreement to pay $1,000.00 by March 15, 2004 and subsequent monthly payments of $500.00 through June 15, 2005. The Company has paid off the amount.

         The Medstone action was resolved by settlement on February 18, 2003 for $155,000.00 with interest at 8% per annum, and the Company is making monthly payments of $5,000.00 toward the remaining balance, which payments were to increase to $10,000.00 per month on March 1, 2004, until paid. The Company has paid off the amount.

         The Medison action, initiated on or about April 28, 2004 and sent to the Company some time thereafter, sought $515,000.00 plus interest, and was submitted, by the claimants, to the Korean Commercial Arbitration Board. The Company has submitted a response to the claimants' Application for Arbitration, objecting to the Board's jurisdiction, and opposing the claimants' assertions on their merits. In or about December 2004, the Korean Commercial Arbitration Board awarded the claimants, against the Company, $515,000.00, plus interest at varying rates from March 1, 2002. The claimants filed suit in the United States District Court on April 15, 2005, seeking to enforce and collect the award of the Korean Commercial Arbitration Board. The plaintiffs' complaint prays for $692,277.52, plus attorneys' fees, costs, and interest at an annual rate of twenty percent (20%), or $318.142241 per day. The Company has accrued $773,403 on its financial statements.

         The Modern Printing action was settled in October, 2003, with the Company agreeing to make four monthly installments of $2,000.00 each, with a total of $16,000.00 due (less payments made) in the event of a default. The Company has accrued $16,000 on its financial statements.

         The North American Imaging ("NAI") case had been set for trial on March 29, 2004. The Plaintiff in NAI previously obtained a writ of attachment against the Company, and sought damages against the Company and Dean Janes in the amount of $106,469.98; the Company had a cross-complaint against NAI. The NAI action was settled in February 2004, pursuant to which the Company agreed to pay $6,153.85 each month, commencing on April 1, 2004, until the total sum of $80,000.00 has been paid. The Company has paid off the amount.

         The North Surgery action seeks $33,500.00 plus costs against the Company. The Company has retained local counsel in Tennessee to represent its interests. The Company has accrued $33,500 on its financial statements.

         The Peach Tree Clinic action was filed in Yuba County, and served on the Company on June 6, 2005. The complaint seeks $30,364.13, plus $25,000.00 for "loss of use" of equipment and $5,000.00 for attorneys' fees. The Company successfully moved to have the matter transferred to Glendale, California, where it has been ordered to mediation. The Company has accrued $60,364 on its financial statements.

         The Richardson Electronics case was settled by stipulation in September, 2003 for an agreed judgment of $13,420.61 (plus costs, attorneys' fees ad interest), which judgment amount would be stayed so long as the Company paid a total of $3,000.00 in monthly installments through February 2004. A request for dismissal was received on or about November 9, 2004. The Company has paid off the amount.

         The Plaintiff in the Skagit County case sought $43,198.00 plus punitive damages, interest, costs and attorneys' fees. The Skagit County action has been settled, through the Company's agreement to pay a total of $32,398.50, plus interest at 5% per annum within 24 months. An initial payment of $2,000.00 was paid on July 9, 2004, and the company agreed to make additional monthly payments of $1,000.00 per month, commencing on August 9, 2004, with a final balloon payment at the end of the 24th month to satisfy the $32,398.50 amount. The Company has accrued the remaining unpaid amount of $22,398 on its financial statements.

         The Stonebridge Leasing case resulted in a Pennsylvania judgment in the amount of $25,698.23 in July, 2003. The Company has accrued $25,698 on its financial statements.

         The Surgery Center, LLC action sought $75,500.00 plus collection costs. A trial had been set for January 31, 2005. In January, 2005, the Plaintiffs and the Company agreed to the terms of a settlement, pursuant to which the Company agreed to make forty (40) monthly payments of $1,000.00, without interest. The Company has accrued the remaining unpaid amount of $36,000 on its financial statements.

         The Tenaya Surgical action was filed in Clark County (Las Vegas), Nevada in February 2006, and served on the Company thereafter. It names, as Defendants, the Company as well as Dean Janes, Michelle Janes, Xavier Aguilera and Christopher Sohn. The complaint seeks contractual and tort damages "in excess of $10,000.00" relative to an April 13, 2005 contract. The company will seek Nevada counsel to represent its interests. The Company has accrued $50,000 on its financial statements.

         The Toms River Surgery case sought $192,604.00 plus punitive damages, attorneys' fees and costs of collection, and was settled in June 2004, with the Company's agreement to pay Toms River $88,000.00 plus interest at 6% per annum from June 1, 2004 until the date of full payment, which was to be made no later than January 1, 2006. Not all of the agreed payments were made, and Judgment has been entered against the Company (and recorded in Los Angeles, Orange, Riverside, Ventura, Santa Barbara, and San Bernadino Counties) in the amount of $96,750.00. The Company has accrued $96,750 on its financial statements.

         The Company employed Colorado counsel as attorneys of record in the Veterinary Management Services case; local counsel withdrew in or about September, 2002. The Veterinary Management Services case was scheduled to go to trial on November 24, 2003, and resulted in a default judgment against the Company in the amount of $382,900.73. This judgment was then entered as a sister-state judgment in California in the amount of $382,900.73 (Los Angeles Superior Court case # BS091681); the Company has filed a Motion to Vacate this entry of judgment, which motion was denied on October 28, 2004. The Company has filed a Notice of Appeal, and expects to seek recourse through further proceedings. The Company has accrued $382,900 on its financial statements.

         The Wayne LeBleu & Assoc. vs. Imaging3 case resulted in a default judgment of $4,010.16 on June 7, 2004, and, in September 2004 was entered as a sister-state judgment in California in the amount of $5,540.74 (Los Angeles Superior Court case #04C01777). The Company has accrued $5,540 on its financial statements.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.


                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

         The Company's common stock began trading in February 2006 on the OTC Bulletin Board Market under the symbol "IMGG." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

          Quarter Ended March 31, 2006              High                  Low
                                                    ----                  ---
                                                    $0.46                 $0.14

          Year Ended December 31, 2005              High                  Low
                                                    ----                  ---

   First Quarter ended March 31, 2005               N/A                   N/A
   Second Quarter ended June 30, 2005               N/A                   N/A
   Third Quarter ended September 30, 2005           N/A                   N/A
   Fourth Quarter ended December 31, 2005           N/A                   N/A

         Year Ended December 31, 2004               High                  Low
                                                    ----                  ---

   First Quarter ended March 31, 2004               N/A                   N/A
   Second Quarter ended June 30, 2004               N/A                   N/A
   Third Quarter ended September 30, 2004           N/A                   N/A
   Fourth Quarter ended December 31, 2004           N/A                   N/A

______________________

         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 2005, there were approximately 461 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of December 31, 2005, there were approximately 181,151,000 shares of common stock outstanding on record.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future. The Company adopted a stock option plan effective September 1, 2005. As of March 31, 2006, no stock options have been granted and none are outstanding. As of March

31, 2006, the Company had a total of 2,391,000 warrants outstanding, each of which entitle the holder to purchase one share of the Company's common stock for a purchase price of $0.025 per share until January 31, 2009. The warrants were issued for services rendered.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

         This Form 10-KSB contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Imaging3, Inc.'s financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-KSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-KSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

     (a)  volatility or decline of the Company's stock price;
     (b)  potential fluctuation in quarterly results;
     (c)  failure of the Company to earn revenues or profits;
     (d) inadequate capital to continue the business and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;
     (e)  failure to commercialize Imaging3's technology or to make sales;
     (f)  changes in demand for the Company's products and services;
     (g)  rapid and significant changes in markets;
     (h)  litigation with or legal claims and allegations by outside parties;
     (i)  insufficient revenues to cover operating costs.

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

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-KSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts'
expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

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

         This sales effort through direct mail, broadcast facsimile and broadcast email to thousands of potential customers throughout the United States generates leads of potential customers desiring to purchase equipment either immediately or in the course of one year. This lead generation through direct mail and broadcast facsimiles and email will continue on a quarterly basis with the goal of increasing the total number of our leads for our sales staff. Management expects that the marketing program will also eventually help stabilize the amount of refurbished equipment sold on a monthly basis, since the carry-over of leads not looking for immediate purchase will overlap with the immediate sales leads. The greater the number of leads generated, whether immediate or long term, the greater the opportunity to eventually create a consistent number of sales.

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

         The fire in 2002 incinerated our inventory, so we have not had to deal with significant amounts of obsolete inventory since that time. Our procedure is now to maintain only limited inventory, based on our experience in service and repair, necessary for current service and repair contracts or orders anticipated within the following 60 days. We have supply relationships with long term suppliers to provide additional parts on an as needed, prompt basis for the vast majority of repair and service parts, so obsolescence is no longer a factor in our business. We have not recorded any material amounts as charges to obsolescence since the fire in 2002 destroyed our warehouse.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2004.

         We had revenues in 2005 of $2,095,654 compared to $1,280,658 in 2004, which represented a 64% increase and is due primarily to increased marketing efforts. The increase in sales was attributed directly to over a 50% increase in both equipment and table sales as well as increases in parts and service revenue. In 2005, our remanufactured equipment sales were $1,619,548 compared to $713,950 in 2004 representing and increase in equipment sales of $887,598 or 121%. Our service and parts sales for 2005 were $392,042 as compared to $423,217 in 2004, which is a decrease of $31,175 or 8%.

         Our rental revenue has been a little more than 1% in the past 2 years and is recognized over the term of the lease agreement. In February 2002, a fire destroyed our manufacturing facility and headquarters building along with our entire inventory, all office equipment and internal infrastructure. Rebuilding the Company's inventory and entire infrastructure continues to this day. The amount of insurance received from this fire was approximately $2,400,000, which was inadequate to replace inventory and rebuild the necessary assets and infrastructure acquired and rebuilt over eight years of prior business. Several employees were let go and offices in San Diego, Arizona, Washington and Florida were closed, which lowered administrative expenses but negatively impacted revenue and income as well.

         Our cost of revenue was $1,072,837 in 2005 and $638,113 in 2004, an increase of $434,724 or 68% increase. This increase resulted directly from increased equipment and table sales. An increased gross profit in 2005 of $380,272 to $1,022,817 or 59% from $642,545 in 2004 resulted from an increase in revenue. The Company's total operating expenses decreased from $2,658,789 in 2004 to $2,179,428 in 2005, by 22% due to decrease in expenses toward litigation settlements. The Company has recorded a gain on legal settlements for 2005 of $22,920.61, which is the difference from the reserved total liability of lawsuits and the negotiated settlement payment of lawsuits. Interest expense increased by $7,975 or 10% due in part to the adjustment made on litigation cases settled and interest penalties accumulated on these accounts. Insurance expense increased by $13,666 or 23% due primarily to increase cost of workers compensation insurance. This is expected to decrease, as an announcement from the State of California decreasing worker compensation insurance over a two-year period of time is pending. Overall professional fees have decreased by $351,007 or 50% due in part to a decrease in outside consulting fees, miscellaneous office expenses, office supplies, payroll processing, and legal fees. There was an increase in postage and delivery, which was directly impacted by the Company's direct sales campaign. The overall rent expense was increased by 36% or $39,059 resulting from the sale lease back of the Company's building in 2004 giving way to increased rental payments. The decrease in repairs and maintenance of $7,223 was situated primarily in the decrease of small tools and supplies for the year while the overall decrease in telephone expense of $33,834 or 97% over the previous year came directly from the adjusted legal settlement in the AT&T account. Travel and entertainment decreased by $11,437 positively impacting the overall account due to effective management and whose concentrated sales for the year were in and around the southwestern United States. The taxes account was impacted by other taxes that increased by $10,947 as evidenced by increased sales to clients in the State of California, taxes owed to the State Board of Equalization. The net overall increase of $4,577.08 in utilities to the Burbank Department of Water and Power was as a result of the City mistakenly reading only one meter as opposed to two. Once they realized their mistake, they quickly assessed the Company the difference for the period and arranged a workout with an advance for payment of the difference.

         Although the Company gained on increased revenue and displayed diminished losses during 2005, we expect the trend of losses to continue into the future at the current or greater rate as we spend money on product development and marketing. There is no assurance we can achieve significant profitable sales to overcome losses. We do not expect litigation against us to expand significantly although in 2005 we had five new litigation cases. Our feeling is that this trend results from the past and will not be as large as before, We can give no assurances in relation to that risk.

         We experienced a very destructive fire in 2002 that destroyed our facilities and inventory. Due to the loss of records, inventory, facilities, assets and revenues and the disruption to our business and cash flow in the fire in 2002, several lawsuits resulted creating additional legal expenses. Many of these lawsuits were for equipment orders that could not be filled or serviced to the customer's satisfaction and vendor payables. The interruption in business, the destruction of our inventory and operations, legal expenses and the expenses incurred with rebuilding were sought through litigation with the Tower Engineering Lawsuit as described in Note 15 in the accompanying December 31, 2005 financial statements, however, this claim lost in a Motion for Summary Judgment and allowance was made for it in 2005. We have appealed the ruling but deem it unlikely we will succeed on our appeal. Further, the Arbitrator in the Tower matter ruled against us by awarding Tower a judgment for $69,187.06. Cases settled during 2005 were as previously mentioned in Section 3 of this report.

         In 2005, the Company spent and recorded $12,280 in addition to the over $49,000 spent in 2004 in research and development of the patented technology, which includes software design, mechanical design and the manufacturing of the prototype. Costs for individuals employed by Imaging3, Inc. are absorbed in normal operation expenses and are not separated at this time for simplicity. It is anticipated that expenses in this category will increase during 2006 as the prototype is nearing its completion.

LIQUIDITY AND CAPITAL RESOURCES

         Our total current assets as of December 31, 2005 decreased to $486,588 from $954,927 as of December 31, 2004, a difference of $468,399 or 49%. This is due in large part to the decrease in inventory of $405,570 from $806,800 in 2004 to $401,230 in 2005. The decrease in current assets is also due to increase in usage of cash as working capital.

         Our total current liabilities increased as of December 31, 2005 to $3,599,239 from $3,420,381 as of December 31, 2004. This increase is due in large part to accrued litigation expense, which as of December 31, 2005 was $1,890,088, and also to the consulting fees and expenses due to an officer of the Company with a December 31, 2005 net balance of $463,138. The increase in accrued liabilities for ongoing litigation occurred toward the end of the 2004 fiscal year with large adjustments for Medison and Veterinary Management lawsuit judgments of $617,021 and $316,064, respectively. The increase which occurred during the twelve-month period ended December 31, 2005 includes additional accruals for new litigations in the amount of $360,825 as follows: $142,500 for Fair Pain Management, $30,364 for Peach Tree Clinic, $85,274 for Arkansas Medical Imaging, $33,500 for The North Surgery Center, and $69,187 in accounts payable for Tower Engineering's judgment.

         At December 31, 2005 the Company had a balance due to the Chief Executive Officer of the Company amounting to $463,138 for the amount borrowed by the Company. This amount is due on demand, secured and interest free.

         From the period of April 1, 2003 to December 31, 2003 the Company was delinquent in paying payroll taxes in the amount of $103,622 including penalties and interest. This was due to the significant costs of maintaining three separate facilities to house management, manufacturing and continuing to carry costs for our destroyed facility. Also cash flow in this period was substantially low due to the devastating impact of the fire in 2002 and our efforts to rebuild operations and continue to bring in revenue. The Company has continued its negotiating payment arrangements with the Internal Revenue Service and filed an offer in compromise on August 24, 2004 for $21,000. A hearing to discuss the potential offer in compromise and payments is still pending. Management expected to have this resolved by fiscal year end 2005 with a payment schedule. Since January 1, 2004 the Company has remained current with its payroll taxes and does not expect another delinquency. Even if this assessment has to be paid in full without compromise, we believe we can meet an installment payment arrangement without it compromising the Company's operations. After accumulating the required interest as penalties, the amount now owed under this account is $130,212.00.

         During the year ended December 31, 2005, the Company used $987,848 of cash for operating activities, as compared to $949,089 during the year ended December 31, 2004. Cash provided by financing activities during the year ended December 31, 2005 was $958,515, as compared to $980,914 during the year ended December 31, 2004.


ITEM 7.       FINANCIAL STATEMENTS OF IMAGING3, INC.


                                 IMAGING3, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS

                                                                            PAGE


Report of Independent Registered Public Accounting Firm .................     25

Balance Sheet............................................................     26

Statement of Operations..................................................     27

Statement of Changes in Stockholders' Deficit............................     28

Statement of Cash Flows .................................................     29

Notes to Financial Statements ...........................................  30-42

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Imaging3, Inc.

We have audited the accompanying balance sheet of Imaging3, Inc. as of December 31, 2005, and the related statements of operations, shareholders' deficit, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging3, Inc. as of December 31, 2005, and the results of their operations and cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2005, the Company incurred net losses of $1,219,540 and has accumulated deficit of $5,596,999 as of December 31, 2005. In addition, the Company had negative cash flow from operating activities amounting $987,848 during the year ended December 31, 2005. These factors, among others, as discussed in Note 13 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Kabani & Company, Inc.
_____________________________________
KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California

March 22, 2006

                                                 IMAGING3, INC.
                                                  BALANCE SHEET
                                                December 31, 2005


                                                     ASSETS


           CURRENT ASSETS:
                    Cash & cash equivalents                                                          $    11,366
                    Accounts receivable, net                                                              41,280
                    Inventory                                                                            401,230
                    Employee advances                                                                     15,000
                    Prepaid expenses                                                                      17,712
                                                                                                       ----------
                              Total current assets                                                       486,588

           PROPERTY AND EQUIPMENT, net of accumulated depreciation of $166,630                            48,516

           OTHER ASSETS                                                                                   28,761

                                                                                                       ----------
                                                                                                     $   563,865
                                                                                                       ==========

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

           CURRENT LIABILITIES:
                    Accounts payable                                                                 $   430,019
                    Accrued expenses                                                                   2,375,092
                    Deferred income                                                                       63,901
                    Equipment deposits                                                                   227,089
                    Due to officer                                                                       463,138
                    Due to former shareholder                                                             40,000
                                                                                                       ----------
                              Total current liabilities                                                3,599,239

           STOCKHOLDERS' DEFICIT
                    Common stock, no par value; authorized shares 500,000,000;
                    issued and outstanding 181,115,000 shares                                          2,561,625
                    Accumulated deficit                                                               (5,596,999)
                                                                                                       ----------
                              Total stockholders' deficit                                             (3,035,374)

                                                                                                       ----------
                                                                                                     $   563,865
                                                                                                       ==========



   The accompanying notes are an integral part of these financial statements.

                                                      IMAGING3, INC.
                                                 STATEMENTS OF OPERATIONS
                                      FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                        2005                  2004
                                                                                    -------------         --------------

       NET REVENUE                                                                $    2,095,654        $     1,280,658

       COST OF REVENUE                                                                 1,072,837                638,113
                                                                                    -------------         --------------

       GROSS PROFIT                                                                    1,022,817                642,545

       Litigation expenses                                                               360,873                741,352
       Write off of inventory                                                            193,508
       General and administrative expenses                                             1,625,047              1,917,437
                                                                                    -------------         --------------
               Total operating expense                                                 2,179,428              2,658,789
                                                                                    -------------         --------------

       LOSS FROM OPERATIONS                                                           (1,156,611)            (2,016,244)

       Non-operating income (expense):
               Other income                                                                  793                 11,295
               Interest income                                                                 -                  9,412
               Interest expense                                                          (85,843)               (78,118)
               Gain on legal settlement                                                   22,921                157,305
                                                                                    -------------         --------------
                   Total non-operating income (expense)                                  (62,129)                99,894
                                                                                    -------------         --------------

       LOSS BEFORE INCOME TAX                                                         (1,218,740)            (1,916,350)

       Provision for income taxes                                                           (800)                  (800)

                                                                                    -------------         --------------
       NET LOSS                                                                   $   (1,219,540)       $    (1,917,150)
                                                                                    =============         ==============

       BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                         170,502,373            155,162,531
                                                                                    =============         ==============

       BASIC AND DILUTED NET LOSS PER SHARE                                       $        (0.01)       $         (0.01)
                                                                                    =============         ==============

*Weighted average number of diluted shares has not been taken since their effect is anti-diluted




   The accompanying notes are an integral part of these financial statements.

                                                          IMAGING3, INC.
                                                STATEMENT OF STOCKHOLDERS' DEFICIT
                                          FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                              Common stock
                                                        --------------------------                                  Total
                                                         Number of                   Shares to     Accumulated   stockholders'
                                                           shares        Amount      be issued      deficit         deficit
                                                        -------------  -----------   -----------  -------------  ---------------
                                                        -------------  -----------   -----------  -------------  ---------------
     BALANCE, DECEMBER 31, 2003                          119,212,800  $   718,695   $   180,700   $ (2,460,309)  $   (1,560,914)

     Shares issued for cash                               47,667,200    1,180,180      (180,700)             -          999,480

     Shares issued for salaries                            1,400,000       35,000             -              -           35,000

     Shares issued for purchase of equipment                 560,000       14,000             -              -           14,000

     Net loss for year ended December 31, 2004                     -            -             -     (1,917,150)      (1,917,150)

                                                        -------------  -----------   -----------  -------------  ---------------
     BALANCE, DECEMBER 31, 2004                          168,840,000    1,947,875             -     (4,377,459)      (2,429,584)

     Shares issued for cash                               12,095,000      604,750             -              -          604,750

     Shares issued for payment of account payable            180,000        9,000             -              -            9,000

     Net loss for year ended December 31, 2005                     -            -             -     (1,219,540)      (1,219,540)

                                                        -------------  -----------   -----------  -------------  ---------------
     BALANCE, DECEMBER 31, 2005                          181,115,000  $ 2,561,625   $         -   $ (5,596,999)  $   (3,035,374)
                                                        =============  ===========   ===========  =============  ===============



   The accompanying notes are an integral part of these financial statements.

                                                       IMAGING3, INC.
                                                  STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                               2005              2004
                                                                                          ---------------   ----------------
           CASH FLOWS FROM OPERATING ACTIVITIES:
                     Net loss                                                            $    (1,219,540)  $     (1,917,150)
                     Adjustments to reconcile net loss to net cash
                     used in operating activities:
                               Depreciation and amortization                                      15,227             16,393
                               Gain on legal settlement                                          (22,921)          (157,305)
                               Issuance of stock for salaries                                          -             35,000
                               Write off of inventory                                            193,508                  -
                               (Increase) / decrease in current assets:
                                         Accounts receivable                                      23,984             38,593
                                         Inventory                                               212,062           (170,321)
                                         Prepaid expenses                                          9,450              8,703
                                         Employee advances                                             -              9,627
                                         Other assets                                                652            (11,795)
                               Increase / (decrease) in current liabilities:
                                         Accounts payable                                            878           (737,392)
                                         Accrued expenses                                        611,533          1,430,769
                                         Equipment deposits                                     (876,582)           505,789
                                         Unearned income                                          63,901                  -
                                                                                          ---------------   ----------------
                     Net cash used in operating activities                                      (987,848)          (949,089)
                                                                                          ---------------   ----------------

           CASH FLOWS FROM FINANCING ACTIVITIES:
                               Payments on notes and loans                                       (92,087)           (21,405)
                               Proceeds on loan from officer                                     458,152              4,986
                               Payment of line of credit                                         (12,300)            (2,147)
                               Proceeds from issuance of stock                                   604,750            999,480
                                                                                          ---------------   ----------------
                     Net cash provided by financing activities                                   958,515            980,914
                                                                                          ---------------   ----------------

           NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                    (29,333)            31,825

           CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                             40,699              8,874
                                                                                          ---------------   ----------------

           CASH & CASH EQUIVALENTS, ENDING BALANCE                                       $        11,366   $         40,699
                                                                                          ===============   ================


   The accompanying notes are an integral part of these financial statements.

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

Imaging3, Inc. (the "Company") is a California corporation, incorporated on October 29, 1993 as Imaging Services, Inc. The Company filed a certificate of amendment of articles of incorporation to change its name to Imaging3, Inc. on August 20, 2002.

The Company's primary business is production and sale of medical equipment, parts and services to hospitals, surgery centers, research labs, physician offices and veterinarians. Equipment sales include new c-arms, c-arms tables, remanufactured c-arms, used c-arm and surgical tables. Part sales comprise of new or renewed replacement parts for c-arms.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts.

ACCOUNTS RECEIVABLE

The Company's customer base consists of a geographically dispersed customer base. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

INVENTORIES

Inventories, comprising of finished goods and parts are stated at the lower of cost (first-in, first-out method) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.

DUE TO OFFICER

At December 31, 2005, the Company had a balance due to the Chief Executive Officer of the Company amounting to $463,138 for amount borrowed during the year. The amount is due on demand, secured and interest free.

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS


PROPERTY & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expenses as incurred and additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of three to eight years.

IMPAIRMENT OF LONG LIVED ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

EQUIPMENT DEPOSITS

Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balance at December 31, 2005 was $541,387.

DUE TO FORMER SHAREHOLDER

As a part of restructuring in 2001, the Company entered into a purchase agreement with the former shareholder to buyout all his interest and ownership for $50,000. This amount is interest free, due on demand and unsecured. The outstanding balance as of December 31, 2005 was $ 40,000.

SHARES TO BE ISSUED

The Company classifies all amounts received for the issue of shares, against which shares have not been issued, as shares to be issued. Once the company issues shares, the amounts are classified as Common stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying, as financial instruments are a reasonable estimate of fair value. The carrying amounts related to cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value due to the relatively short maturity of such instruments. The fair value of long-term debt is estimated by

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

discounting the future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities.

REVENUE RECOGNITION

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements" ("SAB 104"). SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. The Company accrues for warranty costs, sales returns, and other allowances based on its experience. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

ADVERTISING COSTS

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2005 and 2004 were $104,323 and $109,808, respectively.

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. Through December 31, 2005, the Company has not granted any stock option.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS


BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

RECENT PRONOUNCEMENTS

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

In December 2004, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123(R) requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation, including options, using the fair value based method. The effective date of this standard for the Company will be January 1, 2006. Management is currently assessing the impact that this new standard will have on the Company's financial statements.

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

RECLASSIFICATIONS

Certain reclassifications were made to the 2003 financial statements to confirm to the 2004 presentation.

3.    ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and management believes are collectible except for which a reserve has been provided. The reserve amount for uncollectible accounts was $1,375 as of December 31, 2005.

4.    INVENTORIES

Inventory comprised of the following as of December 31, 2005:



                    Parts inventory                           $         241,880
                    Finished goods                                      159,350
                                                                  --------------
                    Total                                     $         401,230
                                                                  ==============

During the year ended December 31, 2005, the Company wrote off inventory amounting $193,508 to write off the difference between cost and estimated realizable value per Management's evaluation.

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

5.    PROPERTY AND EQUIPMENT

Net property and equipment at December 31, 2005 was as follows:

                    Furniture and office equipment            $          55,092
                    Tools and Shop equipment                             54,183
                    Vehicles                                            105,871
                                                                  --------------
                                                                        215,146
                    Less Accumulated depreciation                      (166,630)
                                                                  --------------
                    Total                                     $          48,516
                                                                  ==============

Depreciation expenses were $15,227 and $16,393 for the year ended December 31, 2005 and 2004, respectively.

6.    ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2005:



         Accrued payroll taxes                                $         130,212
         Accrued wages                                                   24,596
         Accrued litigation                                           1,890,087
         Accrued legal fees                                             301,145
         Other accrued expenses                                          29,052
                                                                  --------------
         Total                                                $       2,375,092
                                                                  ==============

The accrued payroll taxes include the Federal and State payroll taxes with an interest calculated through December 31, 2005, amounting $22,124.

7.    INCOME TAXES

The Company changed to C-corporation in July 2001. No provision was made for Federal income tax for the year ended December 31, 2005 and 2004, since the Company had significant net operating loss. In the year ended December 31, 2005 and 2004, the Company incurred net operating losses for tax purposes of approximately $1,190,000 and $1,880,000, respectively. The net operating loss carryforwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences that give rise to deferred tax assets and liabilities at December 31, 2005 and 2004, comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of December 31, 2005 and 2004 was approximately $2,127,000 and $1,651,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS



The components of the net deferred tax asset are summarized below:

                                         December 31, 2005     December 31, 2004
                                         ---------------------------------------

               Deferred tax assets
               Net operating losses               2,127,000       $   1,651,000
               Less: valuation allowance         (2,127,000)         (1,651,000)
                                                -----------         ------------
                                                $         -       $           -
                                                ===========         ============

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                         December 31, 2005     December 31, 2004
                                         ---------------------------------------

            Tax expense (credit) at
             statutory rate-federal                    (34)%               (34)%
            State tax expense net of federal tax        (6)                 (6)
            Changes in valuation allowance              40                  40
                                                -----------         ------------
            Tax expense at actual rate                   -                   -
                                                ===========         ============

     Income tax expense consisted of the following:

                                                  2005               2004
                                                  ----               ----
          Current tax expense:
          Federal                         $              -      $            -
          State                                        800                 800
                                            --------------       -------------
          Total Current                   $            800      $          800


          Deferred tax credit:
          Federal                         $        405,000      $      639,000
          State                                     71,000             113,000
                                            --------------       -------------

          Total deferred                  $        476,000      $      752,000
          Less: valuation allowance               (476,000)           (752,000)
                                            --------------       -------------
          Net Deferred tax credit                        -                   -

                                            --------------       -------------
          Tax expense                     $            800      $          800
                                            ==============       =============

11.      STOCKHOLDERS' EQUITY

COMMON STOCK

During the year ended December 31, 2004, the Company issued 47,667,200 shares of common stock for $999,780 cash received during the year 2004 and $180,700 received in the year 2003 totaling $1,180,180.

During the year ended December 31, 2004, the Company issued 1,400,000 shares for salaries valued at $35,000.

During the year ended December 31, 2004, the Company issued 560,000 shares for purchase of equipment valued at $14,000.

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2005, the Company issued 12,095,000 shares of common stock for cash amounting $604,750.

During the year ended December 31, 2005, the Company issued 180,000 shares of common stock for payments of account payable amounting $9,000.

WARRANTS

Common stock purchase options and warrants consisted of the following during the year ended December 31, 2005:




                                                                    Exercise
                                                      Warrants        Price
                                                   -------------  -------------
Outstanding and exercisable, December 31, 2004         2,391,000         $0.025
     Granted                                                   -              -
     Exercised                                                 -              -
     Expired                                                   -              -
                                                   -------------
Outstanding and exercisable, December 31, 2005         2,391,000


During the year ended December 31, 2004, a total of 2,391,000 warrants were granted to a shareholder in connection with the sale of common stock. The warrants are fully vested and expire on 5:00 P.M., PST, January 31, 2009. No expense was recorded for the granting of these warrants.

12.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $800 and interest of $11,424 during the year 2005. The Company paid income taxes of $800 and interest of $22,768 during the year 2004.

13.   GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the years ended December 31, 2005 and 2004, the Company had incurred losses of $1,219,540 and $1,917,150, respectively. The Company has accumulated deficit of $5,596,999 on December 31, 2005. . In addition, the Company had negative cash flow from operating activities amounting $987,848 during the year ended December 31, 2004. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the years ended December 31, 2005 and 2004, towards (i) obtaining

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

additional equity financing; in that regard in 2005, the Company was in process of offering to sell more shares at $.05 per share in private placement to accredited investors. (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable (iv) evaluation of its distribution and marketing methods, and (v) increasing marketing and sales. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost. The Company has also established a hiring policy under which the company will refrain from hiring additional employees unless approved by the CEO and CFO. Accounts payable are reviewed and approved or challenged on a daily basis and sales staff is questioned as to the validity of any expense and on a monthly basis. Senior management reviews the annual budge to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

14   COMMITTMENTS

The Company has a facility lease agreement effective October 1, 2004 for 5 years with an option to extend for a 60 month period.

Future minimum lease commitments, excluding property taxes and insurance, payable at December 31, 2005 are approximately as follows:


                      2006                                 120,840
                      2007                                 120,840
                      2008                                 120,840
                      2009                                  90,630
                                                  -----------------
                                                  $        453,150
                                                  =================

Rent expenses for leased facility were $120,840 and $84,060 for year ended December 31, 2005 and 2004, respectively.



15.  CONTINGENCIES & LITIGATION

In connection with a fire at the Company's facility on or about February 19, 2002, in which the Company's manufacturing, warehouse, and office facilities were substantially destroyed, the Company has become engaged in litigation in several courts, described herein.

On February 28, 2002, the Company (as Imaging Services, Inc.) initiated legal proceedings in the Los Angeles Superior Court against its construction contractor, Tower Engineering [Imaging Services, Inc. and Dean Janes v. Tower Engineering, Los Angeles Superior Court case number EC033979.] In connection with that action, Tower Engineering filed a cross-complaint against the Company, seeking payment of allegedly outstanding invoices related to the same construction. The Company answered the cross-complaint, denying its allegations. A primary defendant in that action, Mario Osorio, dba Albert's Electric Service, was discharged in a bankruptcy action, and his insurer has also gone into liquidation. Summary judgment was entered against the Company with respect to its affirmative claim for relief in connection with the Company's fire losses, and this ruling was upheld on appeal. The claims of Tower Engineering for allegedly unpaid invoices were presented to binding arbitration. Another construction-related collection case, Westside Wholesale Electric and Lighting, Inc. v. Mario Albert Osorio, dba Albert's Electric Service, and Dean Janes; Los Angeles Superior Court case number 02K02597, was consolidated with the primary Imaging vs. Tower action, and was arbitrated at the same time. Imaging3, Inc. and Dean Janes were found liable to the claimants in the amount of $69,187.06

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

plus costs. The trial Court awarded costs against the company of $9,954.00. A judgment for costs on appeal against Imaging3, Inc. in favor of Tower has been made in the amount of $253.92, and remains outstanding. The Company has accrued $79,395 on its financial statements

On April 25, 2002, the Company initiated litigation against a former employee and his subsequent employer for unfair business practices and related business torts in connection with that employee's post-termination conduct. In that action, Imaging Services, Inc. v. Dan Asbille, Imaging Technologies, and Computron Inc.; Los Angeles Superior Court Case Number BC 272665, the Company alleged causes of action for Intentional Interference with Prospective Business Relations, (2) Breach of the Implied Covenant of Good Faith and Fair Dealing,
(3) Unfair Business Practices, (4) Fraud, (5) Conversion, (6) Constructive Trust, (7) Declaratory Relief, (8) Implied Contractual Indemnity, (9) Total Equitable Indemnity, (10) Partial Equitable Indemnity, and (11) Contribution and Repayment. This action is pending in the Northwest District of the Los Angeles Superior Court. Two of the defendants, individual defendant Danny Asbille, and Computron Display Systems, Inc. responded with cross-complaints against the Company for breach of contract and conversion, which have been defended in conjunction with the Company's prosecution of the initial Complaint. In January 2004, a jury in this action found in favor of the Company with respect to the Company's conversion claims against Danny Asbille and Computron Display Systems, Inc., and awarded the Company $88,557.00. The same jury found in favor of Computron Display Systems, Inc. with respect to its conversion claim against the Company in the amount of $17,500.00. That jury also awarded $97,500.00 to Danny Asbille with respect to his contract claim against the Company. No payments associated with any of these awards have been made. The Company has accrued $26,443 on its financial statements

The Arkansas Medical Imaging LLC vs. Imaging3, Inc. action was resolved through mediation on or about March 3, 2006, at which time the Company agreed to make sixty (60) payments of $1,250.00 per month, commencing on March 20, 2006. The first payment pursuant to this agreement was made in March, 2006. The Company has accrued $85,194 on its financial statements

The Covington Anesthesia Assoc. matter resulted in a judgment in favor of the plaintiff in the amount of $7,654.34 principal, plus attorneys' fees, court costs, and interest in October 2003; a sister-state judgment was entered in the Los Angeles Superior Court in September, 2004 in the amount of $11,227.19 (Los Angeles Superior Court case # 04C01792). The Company has accrued $11,227 on its financial statements.

The DeLage Landen case sought $16,619.27 plus interest from June 1, 2003 and attorneys' fees; negotiation resulted in a settlement, pursuant to which the Company was to pay $750.00 per month for eleven months, with a final payment thereafter of $4,750.00. The Company has accrued the remaining unpaid amount of $9,000 on its financial statements.

The Dove case in Texas, on January 23, 2004, resulted in a judgment against the Company and Dean Janes in the amount of $17,100.00, plus interest from January 23, 2004 at 5% per annum, plus attorneys' fees of $5,500.00, and costs of court. The plaintiff in that case has initiated collection activity in California. The Company has accrued $24,573 on its financial statements


The Fairfield Pain Management Center action sought $142,500.00, plus "consequential" damages in excess of $20,000.00, plus costs against the Company. The Company has agreed to the terms of a settlement (still being documented) as follows: One-Hundred and Forty-Two-Thousand, Five-Hundred Dollars ($142,500.00, the "Settlement Sum"), in monthly installments as follows:

i. One-thousand, five-hundred dollars ($1,500.00) per month, for twelve months ($18,000.00), commencing on March 15, 2006. Thereafter,
ii. Two-thousand dollars ($2,000.00) per month, for twelve months ($24,000.00). Thereafter,

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS


iii. Two-thousand, five-hundred dollars ($2,500.00) per month, for twelve months ($30,000.00). Thereafter,
iv. Three-thousand dollars ($3,000.00) per month, for twelve months ($36,000.00). Then,
v. A balloon payment of the balance ($34,500.00) at the end of the 48 monthly installments.

The Company has accrued $142,000 on its financial statements.

The Medical Equipment Locator case sought $12,263.00 plus litigation costs, and was settled by an agreement to pay $1,000.00 by March 15, 2004 and subsequent monthly payments of $500.00 through June 15, 2005. The Company has paid off the amount.

The Medstone action was resolved by settlement on February 18, 2003 for $155,000.00 with interest at 8% per annum, and the Company is making monthly payments of $5,000.00 toward the remaining balance, which payments were to increase to $10,000.00 per month on March 1, 2004, until paid. The Company has paid off the amount.

The Medison action, initiated on or about April 28, 2004 and sent to the Company some time thereafter, sought $515,000.00 plus interest, and was submitted, by the claimants, to the Korean Commercial Arbitration Board. The Company has submitted a response to the claimants' Application for Arbitration, objecting to the Board's jurisdiction, and opposing the claimants' assertions on their merits. In or about December 2004, the Korean Commercial Arbitration Board awarded the claimants, against the Company, $515,000.00, plus interest at varying rates from March 1, 2002. The claimants filed suit in the United States District Court on April 15, 2005, seeking to enforce and collect the award of the Korean Commercial Arbitration Board. The plaintiffs' complaint prays for $692,277.52, plus attorneys' fees, costs, and interest at an annual rate of twenty percent (20%), or $318.142241 per day. The Company has accrued $773,403 on its financial statements

The Modern Printing action was settled in October, 2003, with the Company agreeing to make four monthly installments of $2,000.00 each, with a total of $16,000.00 due (less payments made) in the event of a default. The Company has accrued $16,000 on its financial statements

The North American Imaging (NAI) case had been set for trial on March 29, 2004. The Plaintiff in NAI previously obtained a writ of attachment against the Company, and sought damages against the Company and Dean Janes in the amount of $106,469.98; the Company had a cross-complaint against NAI. The NAI action was settled in February 2004, pursuant to which the Company agreed to pay $6,153.85 each month, commencing on April 1, 2004, until the total sum of $80,000.00 has been paid. The Company has paid off the amount.

The North Surgery action seeks $33,500.00 plus costs against the Company. The Company has retained local counsel in Tennessee to represent its interests. The Company has accrued $33,500 on its financial statements

The Peach Tree Clinic action was filed in Yuba County, and served on the Company on June 6, 2005. The complaint seeks $30,364.13, plus $25,000.00 for "loss of use" of equipment and $5,000.00 for attorneys' fees. The Company successfully moved to have the matter transferred to Glendale, California, where it has been ordered to mediation. The Company has accrued $60,364 on its financial statements

The Richardson Electronics case was settled by stipulation in September, 2003 for an agreed judgment of $13,420.61 (plus costs, attorneys' fees ad interest), which judgment amount would be stayed so long as the Company paid a total of $3,000.00 in monthly installments through February 2004. A request for dismissal was received on or about November 9, 2004. The Company has paid off the amount.

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

The Plaintiff in the Skagit County case sought $43,198.00 plus punitive damages, interest, costs and attorneys' fees. The Skagit County action has been settled, through the Company's agreement to pay a total of $32,398.50, plus interest at 5% per annum within 24 months. An initial payment of $2,000.00 was paid on July 9, 2004, and the company agreed to make additional monthly payments of $1,000.00 per month, commencing on August 9, 2004, with a final balloon payment at the end of the 24th month to satisfy the $32,398.50 amount. The Company has accrued the remaining unpaid amount of $22,398 on its financial statements

The Stonebridge Leasing case resulted in a Pennsylvania judgment in the amount of $25,698.23 in July, 2003. The Company has accrued $25,698 on its financial statements

The Surgery Center LLC action sought $75,500.00 plus collection costs. A trial had been set for January 31, 2005. In January, 2005, the Plaintiffs and the Company agreed to the terms of a settlement, pursuant to which the Company agreed to make forty (40) monthly payments of $1,000.00, without interest. The Company has accrued the remaining unpaid amount of $36,000 on its financial statements

The Tenaya Surgical action was filed in Clark County (Las Vegas), Nevada in February 2006, and served on the Company thereafter. It names, as Defendants, the Company as well as Dean Janes, Michelle Janes, Xavier Aguilera and Christopher Sohn. The complaint seeks contractual and tort damages "in excess of $10,000.00" relative to an April 13, 2005 contract. The company will seek Nevada counsel to represent its interests. The Company has accrued $50,000 on its financial statements

The Toms River Surgery case sought $192,604.00 plus punitive damages, attorneys' fees and costs of collection, and was settled in June 2004, with the Company's agreement to pay Toms River $88,000.00 plus interest at 6% per annum from June 1, 2004 until the date of full payment, which was to be made no later than January 1, 2006. Not all of the agreed payments were made, and Judgment has been entered against the Company (and recorded in Los Angeles, Orange, Riverside, Ventura, Santa Barbara, and San Bernadino Counties) in the amount of $96,750.00. The Company has accrued $96,750 on its financial statements

The Company employed Colorado counsel as attorneys of record in the Veterinary Management Services case; local counsel withdrew in or about September, 2002. The Veterinary Management Services case was scheduled to go to trial on November 24, 2003, and resulted in a default judgment against the Company in the amount of $382,900.73. This judgment was then entered as a sister-state judgment in California in the amount of $382,900.73 (Los Angeles Superior Court case # BS091681); the Company has filed a Motion to Vacate this entry of judgment, which motion was denied on October 28, 2004. The Company has filed a Notice of Appeal, and expects to seek recourse through further proceedings. The Company has accrued $382,900 on its financial statements

The Wayne LeBleu & Assoc. vs. Imaging3 case resulted in a default judgment of $4,010.16 on June 7, 2004, and, in September 2004 was entered as a sister-state judgment in California in the amount of $5,540.74 (Los Angeles Superior Court case #04C01777). The Company has accrued $5,540 on its financial statements

NOTE 16      RELATED PARTY TRANSACTION

The Company has a consulting agreement with the Chief Executive Officer of the Company for a compensation of $12,000 per month. The CEO is to provide the services on the matters concerning the provision of Management, Administrative, Marketing, and Financial services to the Company pursuant to the Agreement terminable on 30 days notice by either party. The consulting agreement commenced on January 1, 2002 will continue until such time the Company withdraws the agreement or the CEO resigns. The accrued compensation has been included in due to stockholders.

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

During the normal course of business, the Chief Executive Officer advance funds to the Company and in turn the Company will reimburse him. These transactions are recorded as due to stockholders.

The balance of due to stockholder amounts to $463,138 as of December 31, 2005.

NOTE 17      SUBSEQUENT EVENTS

On February 21, 2006, in order to raise $1,500,000, the Company issued a Private Placement Memorandum for the issuance of 15,000,000 shares at .10 cents per share with a minimum investment of $5,000 for 50,000 shares (unaudited). As of this date, the placement is still active and has not yet been filled.

On December 23, 2005, the Company was approved for trading on NASD Over The Counter Bulletin Board OTCBB under the symbol IMGG.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.      CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.      OTHER INFORMATION

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         The following table lists the executive officers and directors of the Company as of March 30, 2006:

         Name                  Age       Position
         ----                  ---       --------
    Dean Janes                 40        Chairman of the Board of Directors and
                                         Chief Executive Officer

    Christopher Sohn           45        President, Chief Operating Officer and
                                         Director

    Xavier Aguilera (1)        56        Executive  Vice-President,  Chief
                                         Financial Officer,  Corporate Secretary
                                         and Director

    Michele Janes (1)          38        Vice-President of Administration and
                                         Director
______________________________
(1)  Member of Audit Committee.


         The following is a brief account of the business experience during the past five years of each of our directors and executive officers, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

         DEAN JANES. Mr. Janes, age 40, is the Chairman and Chief Executive Officer of the Company. Mr. Janes founded Imaging Services, Inc. in October of 1993 which changed its name to Imaging3, Inc in 2002. Mr. Janes was the President and CEO of Imaging Services, Inc. from 1993 to 2001, his responsibilities included business development and overseeing operations, sales and marketing, operations and finance. In 2001 Mr. Janes brought Mr. Sohn on as President and COO with Mr. Janes taking the position of Chairman and CEO, his duties remain the same with exception of directly overseeing operations and finance. Prior to working for Imaging Services, Inc., now Imaging3, Inc, Mr. Janes worked for COHR, Center for Health Resources, from 1992 to 1993 as a Senior Field Service Engineer, his job responsibilities included, technical support for junior engineers and business development of service contracts and revenues for all makes of medical imaging equipment. From 1991 to 1992, Mr. Janes worked for Toshiba American Medical Corporation, his job title was National Technical Support Engineer, his primary responsibilities were to assist Service Engineers throughout the U.S. with problems and design errors with Cath Labs and Angio Suites, being a conduit to Japan and the Service Engineers in the U.S. From 1990 to 1991 Mr. Janes worked for OEC Medical Systems, Inc as a Senior Field Service Engineer, his responsibilities were to maintain, repair and install c-arms and Urology systems in the Southern California area. From 1988 to 1990 Mr. Janes worked for Kaiser Medical Physics as an in-house X-ray Service Engineer for Kaiser Harbor City Hospital, his responsibilities were to maintain and repair medical imaging equipment within the hospital and three outlying clinics. Mr. Janes also served in the U.S. Army Reserves as a Biomedical engineer, his service was from 1983 to 1991, with a tour in the first Gulf War from December of 1990 to April of 1991. He majored in Bio-Medical Electronic Engineering at the University of Colorado Technical Institute (1984-1988). Mr. Janes is the principal inventor of Imaging3 real-time 3D medical diagnostic imaging technology. Mr. Janes is a member of MENSA. Dean Janes and Michele Janes are husband and wife.

         CHRISTOPHER SOHN. Mr. Sohn, age 46, is the President and Chief Operating Officer of the Company since 2001. As a COO for Imaging3, Mr. Sohn's responsibilities include developing international sales, marketing and resourcing network, organizing and strategizing with manufacturing companies and researching new sources of products from developing countries for import into the U.S., overseeing of business operations and human resources. Prior to working for Imaging Services, Inc. now Imaging3, Inc., Mr. Sohn was President and CEO of DMI, Inc. from 1994 to 2000, As a Chief Executive Officer for an international trading company of diagnostic medical imaging system, Mr. Sohn's main responsibility was to develop business relationships and dealer networks in Central and South American markets, connecting this with the needs of Asian medical equipment manufactures as well as manufactures in the U.S. and North America. Mr. Sohn has also organized and participated in more than a dozen medical exhibitions during this period including the Hospitalar (Brazil 1995-2000), and RSNA during the same period. From 2000 to 2001 Mr. Sohn was CEO for ISOL America, Inc., his responsibilities included starting up an overseas headquarters for the parent company ISOL Korea in the U.S. as well as setting up a distribution and dealer network in the U.S., Central and South America for ISOL's products, which included MRI, Magnetic Resonance Imaging and Bone Desitometry Systems. Mr. Sohn also assisted in the companies efforts to achieve FDA and UL approval of their products as well as researching manufacturing partners for the assembly and manufacture of ISOL products within the U.S.. Mr. Sohn majored in Biochemistry and Computer Science at the University of California at Los Angeles (1978-1982).

         XAVIER AGUILERA. Mr. Aguilera, age 57, is the Executive Vice-President/Chief Financial Officer of the Company since 1999. Mr. Aguilera's responsibilities include managing the companies finances, accounting, taxes, credit facilities and interfacing and developing new relationships with banks and other financial institutions. Prior to working for the Company Mr. Aguilera was self- employed as a consultant for Xavier Aguilera & Associates from 1997 to 1999, His responsibilities were to manage and open primary healthcare facilities throughout Southern California. He provided property management, estate planning, credit facility and Import/Export consulting for several businesses in Southern California. From 1995 to 1997 Mr. Aguilera was the Chief Administrative Officer for East Los Angeles Doctors Hospital, his responsibilities were to manage administrative personnel within the hospital, manage public relations, business development and JCAHO compliance. From 1992 to 1995, Mr. Aguilera was the Chief Executive Officer for El Centro Human Services Corporation, his responsibilities were to develop and implement a community based mental health facility consisting of eight satellite centers, he managed a $9.4 million budget and a full time staff of 240 employees. From 1990 to 1992, Mr. Aguilera was a Deputy Director/Administrator for Northeast Community Clinic, his responsibilities were to implement and administer the clinics health programs and oversee operations. From 1988 to 1990, Mr. Aguilera was self employed as a consultant for finance, management and international finance, he provided these services to banks as well as businesses throughout Southern California. From 1987 to 1988, Mr. Aguilera was Vice President of International Banking Marketing for California Commerce Bank, his responsibilities were to manage and administer a $14 million portfolio, develop new business in the Southern California with

Hispanic Businesses and develop business relationships with Northern Mexico businesses and banks. From 1981 to 1987, Mr. Aguilera was an Assistant General Manager/Deputy Director for Banco Nacional de Mexico, (BANAMEX), his was responsible for $60 million in new deposits as well as new business development and management of commercial and personal lending departments. He holds a Bachelors degree in Business from California State University at Northridge
(1983) and a Certificate of Medical Management from the University of California at Los Angeles (1995).

         MICHELE JANES. Mrs. Janes, age 39, is the Vice President-Administration of the Company since 1993. From 1988 to 1993, Mrs. Janes was Manager of Remedy Temps Brentwood office, her responsibilities were to manage office staff, local advertising campaigns, business development and client relations. From 1986 to 1988, Mrs. Janes managed the executive secretarial pool for Arthur Young, her responsibilities were to manage approximately 50 employees. From 1982 to 1985, Mrs. Janes worked for Fortune Promo Seven as a marketing account representative, her responsibilities were to develop advertisement and marketing campaigns for, European, Middle Eastern and U.S. Companies in the Middle East. Mrs. Janes holds a Bachelors degree in Marketing from Bennett College of London (1985). Michele Janes is the wife of Dean Janes.

         We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our Bylaws. These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person's services as a director or officer of the Company, any subsidiary of the Company or any other company or enterprise to which the person provides services at the request of the Company. We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

BOARD COMMITTEES

         The Board of Directors has appointed an Audit Committee. As of March 31, 2006, the members of the Audit Committee are Xavier Aguilera and Michele Janes, who may not be considered to be independent as defined in Rule 4200 of the National Association of Securities Dealers' listing standards. The Board of Directors has adopted a written charter of the Audit Committee. The Audit Committee is authorized by the Board of Directors to review, with the Company's independent accountants, the annual financial statements of the Company prior to publication, and to review the work of, and approve non-audit services preformed by, such independent accountants. The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of the Company. The Audit Committee was formed on August 31, 2003. The Audit Committee held one meeting during fiscal year ended December 31, 2005.

         The Company established a Compensation Committee on August 31, 2003, which consists of two directors, Dean Janes and Christopher Sohn. The Compensation Committee is responsible for reviewing general policy matters relating to compensation and benefits of directors and officers, determining the total compensation of our officers and directors. The Board of Directors does not have a nominating committee. Therefore, the selection of persons or election to the Board of Directors was neither independently made nor negotiated at arm's length.

AUDITOR INDEPENDENCE

         GENERAL. Kabani & Company, Inc., Certified Public Accountants ("KC") is the Company's principal auditing accountant firm. KC has also provided other non-audit services to the Company. The Audit Committee of the Company's Board of Directors has considered whether the provisions of non-audit services is compatible with maintaining KC 's independence.

         AUDIT FEES. KC billed the Company $31,000 during the calendar year ended December 31, 2005 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31,

2004, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005.

         ALL OTHER FEES. KC billed the Company $1,500 for other services for the calendar year ended December 31, 2005.

REPORT OF THE AUDIT COMMITTEE

         The Company's Audit Committee has reviewed and discussed the Company's audited financial statements for the fiscal year ended December 31, 2005 with senior management. The Audit Committee has reviewed and discussed with management the Company's audited financial statements. The Audit Committee has also discussed with KC, the Company's independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from KC required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with KC the independence of KC as auditors of the Company. Finally, the Audit Committee has considered whether the independent auditors provision of non-audit services to the Company is compatible with the auditors' independence. Based on the foregoing, the Company's Audit Committee has recommended to the Board of Directors that the audited financial statements of the Company be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for filing with the United States Securities and Exchange Commission. The Audit Committee also approved KC's engagement to prepare the Company's consolidated tax returns for its fiscal year ending December 31, 2005. The Company's Audit Committee did not submit a formal report regarding its findings.


                                 AUDIT COMMITTEE

                                 XAVIER AGUILERA
                                  MICHELE JANES

         Notwithstanding anything to the contrary set forth in any of the Company's previous or future filings under the United States Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this report in future filings with the Securities and Exchange Commission, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and certain persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC"). Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended December 31, 2005 have been complied with on a timely basis.

ITEM 10.      EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Our Board of Directors currently does not have any independent directors. The current members of the Board of Directors receive compensation for their services as executive officers of the Company, but receive no salary for their services to the Company as directors, although they may be reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. Our Board of Directors may determine and modify the compensation of executive officers, consultants, directors and employees at any time in its discretion.

EXECUTIVE OFFICER COMPENSATION

         The following table and notes set forth the annual cash compensation paid to officers of the Company.

                                            SUMMARY COMPENSATION TABLE OF EXECUTIVES
                               ---------------------------------- --------------------------------------------------
                               -        Cash Compensation       - -                Security Grants                 -
----------------------- ------ -------------- ------- ----------- ---------- ----------- --------------- ----------- ----------
                                                      Annual      Restricted Securities                              All
                                                      Compen-     Stock      Underlying  Long Term                   Other
Name and                                              sation      Awards     Options/    Compensation/   LTIP        Compen-
Principal Position (1)  Year       Salary     Bonus   /Other ($)  (Shares)   SARs (#)    Options         Payments    sation
----------------------- ------ -------------- ------- ----------- ---------- ----------- --------------- ----------- ----------
Dean Janes,            2005   144,000        0       0           0          0           0               0           0
    CEO, Chairman      2004   144,000        0       0           0          0           0               0           0
                       2003   144,000 (3)    0       0           0          0           0               0           0
                       2002   137,208 (2)    0       0           0          0           0               0           0
                       2001   100,000        0       0           0          0           0               0           0
                       2000   100,000        0       0           0          0           0               0           0
                       1999   100,000        0       0           0          0           0               0           0
-------------------------------------------------------------------------------------------------------------------------------
Christopher Sohn,      2005   110,000        0       0           0          0           0               0           0
    President & COO    2004   110,000        0       0           0          0           0               0           0
                       2003   110,000        0       0           0          0           0               0           0
                       2002   110,000        0       0           0          0           0               0           0
                       2001   110,000        0       0           0          0           0               0           0
                       2000   110,000        0       0           0          0           0               0           0
-------------------------------------------------------------------------------------------------------------------------------
Xavier Aguilera,       2005   95,000         0       0           0          0           0               0           0
   Secretary/          2004   95,000         0       0           0          0           0               0           0
   Treasurer,          2003   95,000         0       0           0          0           0               0           0
   Executive           2002   95,000         0       0           0          0           0               0           0
   Vice-President,     2001   95,000         0       0           0          0           0               0           0
   & CEO               2000   95,000         0       0           0          0           0               0           0
                       1999   95,000         0       0           0          0           0               0           0
-------------------------------------------------------------------------------------------------------------------------------
Michele Janes,         2005   35,000         0       0           0          0           0               0           0
    Vice President     2003   35,000         0       0           0          0           0               0           0
    - Administration   2003   35,000         0       0           0          0           0               0           0
                       2002   35,000         0       0           0          0           0               0           0
                       2001   35,000         0       0           0          0           0               0           0
                       2000   35,000         0       0           0          0           0               0           0
                       1999   35,000         0       0           0          0           0               0           0
-------------------------------------------------------------------------------------------------------------------------------
Officers as a Group    2005   340,000        0       0           0          0           0               0           0
                       2004   340,000        0       0           0          0           0               0           0
                       2003   340,000        0       0           0          0           0               0           0
                       2002   340,000        0       0           0          0           0               0           0
                       2001   340,000        0       0           0          0           0               0           0
                       2000   340,000        0       0           0          0           0               0           0
                       1999   340,000        0       0           0          0           0               0           0
-------------------------------------------------------------------------------------------------------------------------------

_________________________

(1) All officers serve at will without employment contracts except that Dean Janes is employed under a Consulting Agreement under which the Company pays Mr. Janes $12,000 per month until either part terminates the Agreement on 30 days written notice.
(2) Fee paid in 2002 for services previously rendered as required in Mr. Janes' Consulting Agreement.
(3)  Pursuant to Consulting Agreement.

OPTIONS GRANTED IN LAST FISCAL YEAR

         The Company did not grant any stock options to the Company's officers or directors during fiscal year 2005.

FISCAL YEAR-END OPTION EXERCISES AND OPTION VALUES

         No options to purchase common stock of the Company are outstanding or have been granted to the Company's executive officers or directors as of March 31, 2006.

EMPLOYMENT AGREEMENTS

         The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

STOCK OPTION PLAN

         On September 1, 2005, the Board of Directors and a majority of shareholders adopted Imaging3's 2005 Stock Option Plan (the "Option Plan"). The Option Plans was ratified by the shareholders of the Company by written consent effective September 1, 2005. The Option Plan authorizes the issuance of up to 16,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 16,000,000 stock options. To date, no options to purchase shares of common stock have been granted under the Option Plan.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the names the executive officers and directors of the Company and all persons known by the Company to beneficially own 5% or more of the issued and outstanding common stock of the Company at March 31, 2006:

   NAME AND ADDRESS                                                PERCENTAGE OF
    OF STOCKHOLDER          NUMBER OF SHARES OWNED(1)(2)           OWNERSHIP
--------------------------------------------------------------------------------

Dean Janes (1)                                 69,000,000                40.87%
(includes shares owned
by wife, Michele Janes)
c/o Imaging 3, Inc.
3200 W. Valhalla Drive
Burbank, CA 91505

Christopher Sohn (2)                           23,000,000                13.62%
c/o Imaging 3, Inc.
3200 W. Valhalla Drive
Burbank, CA 91505

Xavier Aguilera (3)                               400,000                 0.24%
c/o Imaging 3, Inc.
3200 W. Valhalla Drive
Burbank, CA 91505
____________________________
(1)  Dean Janes is Chairman and Chief Executive officer of the Company.
(2)  Christopher Sohn is a Director and Chief Operating Officer of the Company.
(3) Xavier Aguilera is Secretary/Treasurer, Director, Executive Vice-President, and Chief Financial Officer of the Company.

         Each principal shareholder has sole investment power and sole voting power over the shares except when husband and wife share it.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Dean Janes, our founder and officer and director, received all of his stock (69,000,000 shares) for his services contributed as found in 1993, and no value was assigned thereto. Michele Janes, his wife, is a Director and officer.

         Christopher   Sohn,   officer  and   Director,   acquired  his  shares,
23,000,000, for a purchase price of $100,000.

         Xavier Aguilera, officer and Director, received his shares, 400,000, as consideration for becoming an officer and director.

         Mr. Janes our president, a director, and principal shareholder, was the owner of the principal building facility that we currently occupy and lease for 10,000 square feet until October 2004 when he sold it. We rented our facility at $7,000 per month on a 25 year lease, but it is now from a non-affiliate and rented on a five year lease for $10,070 per month. We have paid $203,000 total through October 2004 to Mr. Janes under the lease with him.

         Dean Janes and Michele Janes are husband and wife.

         Mr. Janes, President, Director, and principal shareholder, had owed the Company $143,752.88 in 2003 for advances for litigation expenses and other matters, which was credited against his annual consulting agreement of $144,000 in 2004.

         Mr. Janes, President and Director and principal shareholder, loaned the Company $250,000 on August 24, 2004 for capital, evidenced by a note due on demand bearing 6% interest and secured by the prior Pledge Agreement.

         Mr. Janes has loaned an additional $375,000 to the Company on April 24, 2005, evidenced by a note due on demand bearing no interest and secured by the prior Pledge Agreement. The company and Mr. Janes treat this note as a revolving loan.

         Payments against the $250,000 note in 2004 were $245,014 leaving a balance at year- end 2004 of $4,986. The $250,000 Note bears 6% interest, payable on demand and is secured by a Pledge Agreement. The Company and Mr. Janes treat this as a revolving loan. During the quarter ended March 31, 2005 the company had drawn from the revolving $250,000 note a total of $248,014. The balance owed to Mr. Janes during the period ended March 31, 2005 was $289,937 of which $36,000 consists of three months unpaid consulting fees of $12,000 per month, plus the year end balance owed on the note as of December 31, 2004 of $4,986. We have paid Mr. Janes payments on the notes at various times. As of September 1, 2005 the net total payments in 2005 have been $195,876. Our outstanding balance on these notes was $429,124 at September 1, 2005. The total balance due to officer in our financial statements as of September 1, 2005 is $531,861. Of this amount, $429,124 is the balance of the notes, $72,000 is the balance of unpaid consulting fees and approximately $30,000 is unpaid expenses due to Mr. Janes.

         As a part of restructuring in 2001, the Company entered into a purchase agreement with a former shareholder to buyout all his interest and ownership for $50,000. This amount is interest free, due on demand and unsecured. The outstanding balance was $40,000 as of December 31, 2004.

         Mr. Janes is employed pursuant to a Consulting Agreement for $12,000 per month plus expenses. The Agreement is terminable by either party on 30 days written notice. He was paid $144,000 each year in 2003 and 2004 under such Consulting Agreement. There are no other material terms of the Agreement.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT            DESCRIPTION
         -------            -----------
         3.1                Articles of Incorporation (1)
         3.2                Articles of Amendment dated October 25, 2001, June 24, 2002, and August 13,
                            2002(1)
         3.3                Bylaws (1)
         3.4                Certificate of Amendment dated September 30, 2003(2)
         3.5                Certificate of Amendment dated October 25, 2001(3)
         3.6                Certificate of Amendment June 24, 2002(3)
         3.7                Certificate of Amendment August 13, 2002(3)
         10.1               Patent #6,754,297(3)
         10.2               Consulting Agreement(3)
         10.3               Assignment(3)
         10.6               Commercial Promissory Note dated August 4, 2004(4)
         10.7               Security Agreement(4)
         10.8               Commercial Promissory Note dated April 24, 2005(5)
         10.9               Lease entered into May 24, 2001 by and between Dean M. Janes and Imaging
                            Services, Inc.(6)
         10.10              IR Commercial Real Estate Association Standard Industrial/Commercial
                            Single-Tenant Lease - Net, dated June 21, 2004 by and between Four T's, Bryan
                            Tashjian, Ed Jr. Tashjan, Bruce Tashjan, Greg Tashjan and Dean Janes DBA
                            Imaging Services, Inc.(6)
         31.1               Section 302 Certification of Chief Executive Officer
         31.1               Section 302 Certification of Chief Financial Officer
         32.1               Section 906 Certification
         99.1               Diagram of 360-degree model
         99.2               Diagram of The "O" Device

________________________
(1) Incorporated by reference to the Form 10SB/A Registration Statement filed with the Securities and Exchange Commissioner on December 9, 2002.
(2) Incorporated by reference to Amendment #2 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 6, 2004.
(3) Incorporated by reference to Amendment #3 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 21, 2004.
(4) Incorporated by reference to Amendment #5 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 18, 2005.
(5) Incorporated by reference to Amendment #6 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on July 7, 2005.
(6) Incorporated by reference to Amendment #8 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 9, 2005.


(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

     (1) Form 8-K, dated October 1, 2005, filed with the SEC reflecting a private placement of up to twenty million (20,000,000) shares of Imaging3's common stock.


ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Kabani & Company, Inc., Certified Public Accountants is the Company's principal auditing accountant firm. KC has also provided other non-audit services to the Company. The Audit Committee approved the engagement of KC before KC rendered audit and non-audit services to the Company.

AUDIT FEES

         KC billed the Company $47,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2004, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended June 30, 2005, and September 30, 2005.

TAX FEES

         KC has not yet provided tax return preparation services for the Company for the fiscal year ended December 31, 2005, and therefore has not billed the Company for those services.

ALL OTHER FEES

         KC billed the Company $1,500 for other services, including preparation of the tax returns for the Company for 2004, during the fiscal year ended December 31, 2005.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006                        IMAGING3, INC.


                                             By:  \s\ Dean Janes
                                             _______________________________
                                             Dean Janes, Chairman of the Board
                                             and Chief Executive Officer
                                             (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Dean Janes                                        Dated: March 31, 2006
      --------------------------------------------------------
    Dean Janes, Chairman of the Board and Chief
    Executive Officer (Principal Executive Officer)

By:  \s\ Christopher Sohn                                  Dated: March 31, 2006
      --------------------------------------------------------
    Christopher Sohn, President, Chief Operating Officer
    and Director


By:  \s\ Xavier Aguilera                                   Dated: March 31, 2006
      --------------------------------------------------------
    Xavier Aguilera, Senior Vice President, Chief Financial
    Officer, Corporate Secretary and Director (Principal
    Financial/Accounting Officer)


By:  \s\ Michele Janes                                     Dated: March 31, 2006
      --------------------------------------------------------
    Michele Janes, Vice-President of Administration and
    Director