Form 10QSB
period 2006-03-31
IMAGING3 INC
filed 2006-05-15
CIK 1205181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED March 31, 2006

                        Commission file number: 000-50099
                                   -----------

                                 IMAGING3, INC.
                          ---------------------------
             (Exact name of Registrant as Specified in its Charter)


      California                                       95-4451059
    --------------                                ---------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                3200 W. Valhalla Drive, Burbank, California 91505
                            -----------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
                            ------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(B) of the Act:


                                                     Name of Each Exchange On
  Title of Each Class                                    Which Registered
-----------------------                              ------------------------
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

         As of March 31, 2006 the number of shares outstanding of the registrant's only class of common stock was 187,564,800.

         Transitional Small Business Disclosure Format (check one):

                                    Yes ________              No    X
                                                                ---------

                                Table of Contents

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Balance Sheet as of March 31, 2006 (unaudited).......................2

         Statements of Operations for the Three Months ended
         March 31, 2006 and March 31, 2005 (unaudited)........................3

         Statements of Cash Flows for the Three Months ended
         March 31, 2006 and March 31, 2005 (unaudited)........................4

         Notes to Financial Statements
         (unaudited)..........................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................14

Item 3   Controls and Procedures..............................................18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................18

Item 2.  Changes in Securities................................................22

Item 3.  Defaults upon Senior Securities......................................23

Item 4.  Submission of Matters to a Vote of Security Holders..................23

Item 5.  Other Information....................................................23

Item 6.  Exhibits and Reports on Form 8-K.....................................23

Signatures....................................................................24

PART I.    FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

                                 IMAGING3, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2006
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
        Cash & cash equivalents                                                                            $          3,086
        Accounts receivable, net                                                                                    113,897
        Inventory                                                                                                   418,431
        Employee advances                                                                                            15,000
        Prepaid expenses                                                                                             16,951
                                                                                                           -----------------
                       Total current assets                                                                         567,365

PROPERTY AND EQUIPMENT, net                                                                                          44,709

OTHER ASSETS:
        Deposits                                                                                                     28,761

                                                                                                           -----------------
                                                                                                           $        640,835
                                                                                                           =================

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
        Accounts payable                                                                                   $        339,942
        Accrued expenses                                                                                          2,356,483
        Deferred income                                                                                             103,004
        Advances from customers                                                                                     314,589
        Due to former shareholder                                                                                    40,000
        Due to officer                                                                                              491,964
                                                                                                           -----------------
                       Total current liabilities                                                                  3,645,982

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
        Common stock, no par value; authorized shares 500,000,000;
        issued and outstanding 187,564,800 shares                                                                 2,960,340
        Accumulated deficit                                                                                      (5,965,487)
                                                                                                           -----------------
                       Total stockholders' deficit                                                               (3,005,147)

                                                                                                           -----------------
                                                                                                           $        640,835
                                                                                                           =================

                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                                 IMAGING3, INC.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                                               2006            2005
                                                                                          ---------------  --------------

            Net revenue                                                                   $      268,436   $     598,253

            Cost of revenue                                                                      163,557         388,498
                                                                                          ---------------  --------------

            Gross profit                                                                         104,879         209,755

            Operating expenses                                                                   463,223         435,537
                                                                                          ---------------  --------------

            Loss from operations                                                                (358,344)       (225,782)

            Non-operating income (expense):
                      Gain from litigation settlement                                             10,195               -
                      Interest expense                                                           (19,539)        (19,659)
                                                                                          ---------------  --------------
                           Total non-operating income (expense)                                   (9,344)        (19,659)

                                                                                          ---------------  --------------
            Loss before income tax                                                              (367,688)       (245,441)

            Provision for income taxes                                                               800             800

                                                                                          ---------------  --------------
            Net loss                                                                      $     (368,488)  $    (246,241)
                                                                                          ===============  ==============

            Basic and diluted weighted average shares outstanding                            186,135,107     168,840,000
                                                                                          ===============  ==============

            Basic and diluted net loss per share                                          $        (0.00)  $       (0.00)
                                                                                          ===============  ==============

*Basic and diluted weighted average shares outstanding are the same since the Company has no dilutive securities


                 The accompanying notes are an integral part of
                     these unaudited financial statements.

                                 IMAGING3, INC.
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                             2006        2005
                                                           ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                           $(368,488)$ (246,241)
        Adjustments to reconcile net loss to net cash
        used in operating activities:
              Depreciation and amortization                    3,807      3,807
              Shares issued for service                       46,440          -
              Gain on settlement of debt                      10,195          -
              (Increase) / decrease in current assets:
                    Accounts receivable                      (72,617)   (10,185)
                    Inventory                                (17,201)    45,974
                    Prepaid expenses                             761      4,817
              Increase / (decrease) in current liabilities:
                    Accounts payable                         (85,078)   193,368
                    Accrued expenses                         (28,804)  (147,914)
                    Deferred income                           39,104          -
                    Other liabilities                              -     (3,004)
                    Advance from customers                    87,500   (128,550)
                                                           ----------  ---------
        Net cash used in operating activities               (384,381)  (287,928)
                                                           ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Payments on notes and loans                          -     (9,141)
              Payment of line of credit                            -    (12,300)
              Proceeds from exercise of warrants              59,775          -
              Proceeds from sale of stock                    287,500          -
              Proceeds from loan from officers                28,826    284,951
                                                           ----------  ---------
        Net cash provided by financing activities            376,101    263,510
                                                           ----------  ---------

NET DECREASE IN CASH & CASH EQUIVALENTS                       (8,280)   (24,418)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                    11,366     40,699
                                                           ----------  ---------

CASH & CASH EQUIVALENTS, ENDING BALANCE                    $   3,086   $ 16,281
                                                           ==========  =========

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


2.    BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2005. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

SEGMENT REPORTING

         During the periods ended March 31, 2006 and 2005, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

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

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

ADVANCES FROM CUSTOMERS

         Advances from customers represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These advances are applied to the invoices when the equipment is shipped to the customers. The balance at March 31, 2006 was $314,589.

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

STOCK-BASED COMPENSATION

         In  October  1995,  the FASB  issued  SFAS  No.  123,  "Accounting  for
Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123. Through September 30, 2005, the Company has not granted any option for its stock.

RECENT PRONOUNCEMENTS

         In May 2005,  the FASB  issued SFAS No.  154,  "Accounting  Changes and
Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior period's financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this standard will have no material impact on its financial statements.

         In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

         In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:


     1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
     2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
     3. Permits an entity to choose `Amortization method' or `Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.
     4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
     5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

         This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

3.      ACCOUNTS RECEIVABLE

         All accounts receivable are trade related. The amount of net accounts receivable as of March 31, 2006 was $113,897. The reserve for uncollectible account was $1,375.

4.    INVENTORIES

         Inventory comprised of the following as of March 31, 2006:


                    Parts inventory                               $     241,881
                    Finished goods                                      176,550
                                                                  --------------
                    Total                                         $     418,431
                                                                  ==============

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

5.    ACCRUED EXPENSES

         Accrued expenses consisted of the following as of March 31, 2006:

                  Accrued payroll taxes                            $    135,213
                  Accrued litigation                                  1,885,490
                  Accrued legal fee                                     319,120
                  Other accrued expenses                                 16,660
                                                                   -------------
                  Total                                            $  2,356,483
                                                                   =============

6.     DUE TO OFFICER

         On March 31, 2006, the Company had a balance due to the Chief Executive Officer of the Company amounting $491,964. The amount is interest free, due on demand, and unsecured.

7.     DUE TO FORMER SHAREHOLDER

         As a part of restructuring in 2001, the Company entered into a purchase agreement with the former shareholder to buyout all his interest and the ownership for $50,000. This amount is interest free, due on demand and unsecured. The outstanding balance as of March 31, 2006 was $40,000.

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



9.   COMMITMENTS

         The Company has a facility lease agreement effective July 1, 2004 for 5 years with an option to extend for 60-month period.



         Future  minimum  lease   commitments,   excluding  property  taxes  and
insurance, payable at March 31, 2006 are approximately as follows:


                  2007                              $          120,840
                  2008                                         120,840
                  2009                                         120,840
                  2010                                          60,420

                                                           ---------------
                                                    $          422,940
                                                           ===============

         Rent expenses for leased facility were $30,210 and $31,800 for the three month periods ended March 31, 2006 and 2005, respectively.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

10.   STOCKHOLDERS' DEFICIT

COMMON STOCK

         During the three month period ended March 31, 2006, the Company sold 3,030,000 shares of its common stock for cash amounting $287,500 in 2 private placements.

         During the three month period ended March 31, 2006, the Company issued 828,800 shares of its common stock in exchange for services rendered valued at $46,440. Compensation expense was calculated based upon the fair market value which was the amount per share realized in the private placement.

         During the three month period ended March 31, 2006, the Company issued 100,000 shares of its common stock for payment of account payable amounting $5,000 based upon the fair market value which was the amount per share realized in the private placement.

         During the three month period ended March 31, 2006, the Company issued 2,391,000 shares of its common stock for the exercise of warrants valued at $59,775.

         The Company did not issue any stock during the three month ended March 31, 2005.

STOCK OPTIONS/WARRANTS

         The Company did not issue any option or warrant during the three months ended March 31, 2006 and 2005. There are no stock options or warrants outstanding as of March 31, 2006.

11.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

         The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

         During the three month period ended March 31, 2006, the Company issued 100,000 shares of its common stock for payment of account payable amounting $5,000 based upon the fair market value which was the amount per share realized in the private placement.

         The Company paid income taxes of $0 and $0 during the three month periods ended March 31, 2006 and 2005, respectively. The Company paid interest of $12,580 and $19,659 during the three month periods ended March 31, 2006 and 2005, respectively.

12.   GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. In the three months ended March 31, 2006, the Company incurred a loss of $368,488. The Company has an accumulated deficit of $5,965,487 on March 31, 2006. The continuing losses have adversely affected the liquidity of the Company.

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

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2006, towards (i) obtaining additional financing; in that regards thus the Company has raised $ 287,5000 through issuance of shares and is in process of negotiating with various financial institutions (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods and (v) the rapid collection of its accounts receivables. The management is planning to rebuild the facility for its operations.

13.  LITIGATION

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

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


Computron Display Systems, Inc. with respect to its conversion claim against the Company in the amount of $17,500.00. That jury also awarded $97,500.00 to Danny Asbille with respect to his contract claim against the Company. No payments associated with any of these awards have been made. The Company has accrued $26,443 on its financial statements.

         The Arkansas Medical Imaging LLC vs. Imaging3, Inc. action was resolved through mediation on or about March 3, 2006, at which time the Company agreed to make sixty (60) payments of $1,250.00 per month, commencing on March 20, 2006. The first payment pursuant to this agreement was made in March, 2006. The Company recorded the difference between the accrued amount and the settlement amount as gain from litigation settlement amounting $10,194 in the financial statement during the three month period ended March 31, 2006. The Company has accrued the remaining unpaid balance of $73,750 on its financial statements.

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

         The Executive Car Leasing action seeks $14,901.73 plus collection costs and fees against the Company. Case was settled for $11,500. The Company has accrued the remaining unpaid amount of $9,500 on its financial statement.

         The Fairfield Pain Management Center action sought $142,500.00, plus "consequential" damages in excess of $20,000.00, plus costs against the Company. The Company has agreed to the terms of a settlement as follows: One-Hundred and Forty-Two-Thousand, Five-Hundred Dollars ($142,500.00, the "Settlement Sum"), in monthly installments as follows:

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

         The Company has accrued $142,500 on its financial statements.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

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

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

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

         The Toms River Surgery case sought $192,604.00 plus punitive damages, attorneys' fees and costs of collection, and was settled in June 2004, with the Company's agreement to pay Toms River $88,000.00 plus interest at 6% per annum from June 1, 2004 until the date of full payment, which was to be made no later than January 1, 2006. Not all of the agreed payments were made, and Judgment has been entered against the Company (and recorded in Los Angeles, Orange, Riverside, Ventura, Santa Barbara, and San Bernardino Counties) in the amount of $96,750.00. The Company has accrued $96,750 on its financial statements.

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

         Depending on the amount of additional capital available to us, present plans are to invest a substantial portion of it in sales and marketing, manufacturing the inventory to support sales, and infrastructure to smoothly process the resulting transactions. Amounts of up to $2.0 million could be reasonably employed in this manner this year. We constantly evaluate the alternative methods to obtain this capital on the most favorable terms. However, we cannot assure that we will be able to locate sources of capital on such terms.

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

         REVENUE RECOGNITION. We recognize revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). We recognize revenue upon shipment, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. We accrue for warranty costs, sales returns, and other allowances based on our experience. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations. We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement. This is a critical policy, because we want our accounting to show only sales which are "final" with a payment arrangement. We do not make consignment sales, nor inventory sales subject to a "buy back" or return arrangement from customers.

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

         Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer's needs ranging from 5 days to 6 months. An operating lease agreement is utilized. The rental revenues were insignificant in the three month period ended March 31, 2006. Written rental agreements are used in all instances.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

         We had revenues in the first quarter 2006 of $268,436 compared to $598,253 in 2005, which represents a 55% decrease. The decrease in revenue is due in part to the company's focus on stock sales and the absence of its normal aggressive marketing campaign for this period. In the first quarter of 2006, our equipment sales were $181,220 compared to $479,500 in 2005 representing a decrease in equipment sales of $298,280 in 2006 or 62%. Our service and parts sales for the first quarter of 2006 were $95,615 compared to $118,750 in 2005, which is a decrease of $23,135 or 19%.

         Our cost of revenue was $163,557 in the first quarter of 2006 and $388,498 in 2005, which represents a decrease of $224,941 or 58%. This is due in large part to the decrease of sales for the same period. We had a decreased gross profit margin in 2006 of $104,879 versus $209,755 in 2005. Our operating expenses increased from $435,537 in 2005 to $463,223 in 2006, a 6% increase, mostly due to an increase in commissions of $50,055, partially offset by a decrease in equipment rental of $20,026 and insurance expense of $12,031 due to negotiation of better premiums. Our loss on operations increased to $358,344 in 2006 compared to $225,782 in 2005, a 37% increase. Our net loss was $368,488 in 2006 compared to $246,241 in 2005, a 33% increase, as a result of a lower revenue stream.

         During the three month period ended March 31, 2006, the Arkansas Medical Imaging, Fairfield Pain Management Center, Inc. and Executive Car Leasing Company litigations were settled. The Company recorded the difference between the accrued amount and the settlement amount as gain from litigation settlement amounting $10,194 in the financial statement.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position was $3,086 at March 31, 2006 compared to $16,281 at March 31, 2005.

         As of March 31, 2006, the Company has current assets of $567,365 and current liabilities of $3,645,982.

         Net cash used for operating activities amounted to $384,381 for the three month period ended March 31, 2006, as compared to $287,928 for the three month period ended March 31, 2005. The increase in 2006 as compared to 2005 resulted from increased operating expenses.

         Net cash provided by financing activities amounted to $376,101 and $263,510 for the three month periods ended March 31, 2006, and 2005, respectively. The increase in 2006 as compared to 2005 resulted from the issuance of a Private Placement Memorandum and the selling of shares of stock during the three month period ended March 31, 2006.

         The Company does not have sufficient capital to meet our current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934 under section 15(d) if this Registration Statement becomes effective. The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit. The Company will need between $50,000 to $100,000 annually to maintain its reporting obligations. Financing options are available to the Company either via a private placement memorandum or through the public sale of stock. It is anticipated that the Company can raise sufficient capital to complete the development of its prototype and to sustain monthly operations. There is no assurance, however, that the available funds will ultimately prove to be adequate and that its needs for additional financing are likely to persist.

GOING CONCERN QUALIFICATION

         The Company has incurred significant losses from operations, and such losses are expected to continue. The Company's auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2005. In addition, the company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing.
There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.


Item 3. CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.


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

         The Arkansas Medical Imaging LLC vs. Imaging3, Inc. action was resolved through mediation on or about March 3, 2006, at which time the Company agreed to make sixty (60) payments of $1,250.00 per month, commencing on March 20, 2006. The first payment pursuant to this agreement was made in March, 2006. The Company recorded the difference between the accrued amount and the settlement amount as gain from litigation settlement amounting $10,194 in the financial statement during the three month period ended March 31, 2006. The Company has accrued the remaining unpaid balance of $73,750 on its financial statements.

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

         The Executive Car Leasing action seeks $14,901.73 plus collection costs and fees against the Company. Case was settled for $11,500. The Company has accrued the remaining unpaid amount of $9,500 on its financial statement.

         The Fairfield Pain Management Center action sought $142,500.00, plus "consequential" damages in excess of $20,000.00, plus costs against the Company. The Company has agreed to the terms of a settlement as follows: One-Hundred and Forty-Two-Thousand, Five-Hundred Dollars ($142,500.00, the "Settlement Sum"), in monthly installments as follows:

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

         The Company has accrued $142,500 on its financial statements.

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

         The Toms River Surgery case sought $192,604.00 plus punitive damages, attorneys' fees and costs of collection, and was settled in June 2004, with the Company's agreement to pay Toms River $88,000.00 plus interest at 6% per annum from June 1, 2004 until the date of full payment, which was to be made no later than January 1, 2006. Not all of the agreed payments were made, and Judgment has been entered against the Company (and recorded in Los Angeles, Orange, Riverside, Ventura, Santa Barbara, and San Bernardino Counties) in the amount of $96,750.00. The Company has accrued $96,750 on its financial statements.

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


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three month period ended March 31, 2006, the Company sold 3,030,000 shares of its common stock for cash amounting $287,500 in 2 private placements.

         During the three month period ended March 31, 2006, the Company issued 828,800 shares of its common stock in exchange for services rendered valued at $46,440. Compensation expense was calculated based upon the fair market value which was the amount per share realized in the private placement.

         During the three month period ended March 31, 2006, the Company issued 100,000 shares of its common stock for payment of account payable amounting $5,000 based upon the fair market value which was the amount per share realized in the private placement.

         During the three month period ended March 31, 2006, the Company issued 2,391,000 shares of its common stock for the exercise of warrants valued at $59,775.

         The Company did not issue any stock during the three month ended March 31, 2005.

         The Company did not issue any option or warrant during the three months ended March 31, 2006 and 2005. There are no stock options or warrants outstanding as of March 31, 2006.

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


Item 3. DEFAULTS UPON SENIOR SECURITIES

None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Item 5. OTHER INFORMATION

None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.                DESCRIPTION
------------       -----------------------------------------------------------------------------------
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

-------------------------

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

         None


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2006            IMAGING3, INC.

                               By:  \s\ Dean Janes
                               ----------------------------------------------
                               Dean Janes, Chief Executive Officer
                               and Chairman (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/Dean Janes                                           Dated: May 15, 2006
     ---------------------------------------
    Dean Janes, Chief Executive Officer
    and Chairman (Principal Executive Officer)

By: /s/Christopher Sohn                                      Dated: May 15, 2006
    ---------------------------------------
    Christopher Sohn, Director, President
    and Chief Operating Officer

By: /s/Xavier Aguilera                                       Dated: May 15, 2006
    ---------------------------------------
    Xavier Aguilera, Chief Financial Officer,
    Secretary, and Senior Vice President
    (Principal Financial/Accounting Officer)