Form 10QSB/A
period 2006-03-31
IMAGING3 INC
filed 2006-05-16
CIK 1205181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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



         Future  minimum  lease   commitments,   excluding  property  taxes  and
insurance, payable at March 31, 2006 are approximately as follows:


                  2007                              $          120,840
                  2008                                         120,840
                  2009                                          60,420
                                                           ---------------
                                                    $          302,100
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS


         This Form 10-QSB/A may contain "forward-looking statements," as that term is used in federal securities laws, about Imaging3, Inc.'s financial condition, results of operations and business. These statements include, among others:


     o statements concerning the potential benefits that Imaging3, Inc. ("Imaging3" or the "Company") may experience from its business activities and certain transactions it contemplates or has completed; and


     o statements of Imaging3's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB/A. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-QSB/A. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Imaging3's actual results to be materially different from any future results expressed or implied by Imaging3 in those statements. The most important facts that could prevent Imaging3 from achieving its stated goals include, but are not limited to, the following:


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

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Imaging3 cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-QSB/A. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Imaging3 or persons acting on its behalf may issue. Imaging3 does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB, or to reflect the occurrence of unanticipated events.


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


Dated: May 16, 2006            IMAGING3, INC.


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

By:  /s/Dean Janes                                           Dated: May 16, 2006
     ---------------------------------------
    Dean Janes, Chief Executive Officer
    and Chairman (Principal Executive Officer)

By: /s/Christopher Sohn                                      Dated: May 16, 2006
    ---------------------------------------
    Christopher Sohn, Director, President
    and Chief Operating Officer

By: /s/Xavier Aguilera                                       Dated: May 16, 2006
    ---------------------------------------
    Xavier Aguilera, Chief Financial Officer,
    Secretary, and Senior Vice President
    (Principal Financial/Accounting Officer)