Form 10QSB
period 2006-06-30
IMAGING3 INC
filed 2006-08-08
CIK 1205181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED June 30, 2006

                        Commission file number: 000-50099
                                   -----------

                                 IMAGING3, INC.
                             ----------------------
             (Exact name of Registrant as Specified in its Charter)


      California                                        95-4451059
---------------------------                  ----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                3200 W. Valhalla Drive, Burbank, California 91505
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
                         -----------------------------
               Registrant's telephone number, including area code

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

         As  of  June  30,  2006  the  number  of  shares   outstanding  of  the
registrant's only class of common stock was 199,441,068.

         Transitional Small Business Disclosure Format (check one):

                                     Yes ________              No    X
                                                                 ---------

                                TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements....................................... 1

         Balance Sheet as of June 30, 2006 (unaudited).......................F-1

         Statements of Operations for the Six Months ended
         June 30, 2006 and June 30, 2005 (unaudited).........................F-2

         Statements of Cash Flows for the Six Months ended
         June 30, 2006 and June 30, 2005 (unaudited).........................F-3

         Notes to Financial Statements
         (unaudited).........................................................F-4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................2

Item 3   Controls and Procedures...............................................6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................7

Item 2.  Changes in Securities................................................10

Item 3.  Defaults upon Senior Securities......................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits and Reports on Form 8-K.....................................11

Signatures....................................................................13

PART I.    FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS



     Financial Statements - Pages F-1 through F-13

                                 IMAGING3, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)

                                     ASSETS

             CURRENT ASSETS:
                     Cash & cash equivalents                                      $            4,020
                     Accounts receivable, net                                                 64,366
                     Inventory                                                               424,600
                     Employee advances                                                        15,000
                     Prepaid expenses                                                         14,831
                                                                                  -------------------
                                     Total current assets                                    522,817

             PROPERTY AND EQUIPMENT, net                                                      41,514

             OTHER ASSETS:
                     Deposits                                                                 28,761

                                                                                  -------------------
                                                                                  $          593,092
                                                                                  ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

             CURRENT LIABILITIES:
                     Accounts payable                                             $          297,327
                     Accrued expenses                                                      2,333,414
                     Advances from customers                                                 192,589
                     Deferred revenue                                                         80,892
                     Due to officer                                                           57,326
                                                                                  -------------------
                                     Total current liabilities                             2,961,548

             COMMITMENTS & CONTINGENCIES

             STOCKHOLDERS' DEFICIT
                     Common stock, no par value; authorized shares 500,000,000;
                     issued and outstanding 199,441,068 shares                             4,308,467
                     Unamortized consulting fees                                            (104,500)
                     Accumulated deficit                                                  (6,572,423)
                                                                                  -------------------
                                     Total stockholders' deficit                          (2,368,456)

                                                                                  -------------------
                                                                                  $          593,092
                                                                                  ===================

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                                 IMAGING3, INC.
                            STATEMENTS OF OPERATIONS
     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
                                  (UNAUDITED)


                                                                  For the Three Month Periods         For the Six Month Periods
                                                                        Ended June 30                       Ended June 30
                                                                   2006               2005             2006               2005
                                                              ----------------  ----------------  ----------------  ----------------

NET REVENUE                                                   $       515,645   $       478,755   $       784,081   $     1,077,008

COST OF REVENUE                                                       285,668           205,724           449,225           594,222
                                                              ----------------  ----------------  ----------------  ----------------

GROSS PROFIT                                                          229,977           273,032           334,856           482,787

Operating expenses                                                    687,657           449,847         1,150,880           885,384
                                                              ----------------  ----------------  ----------------  ----------------

LOSS FROM OPERATIONS                                                 (457,681)         (176,815)         (816,025)         (402,597)

Non-operating income (expense):
           Gain from litigation settlement                             30,000            11,421            40,195            11,421
           Buyout expense                                            (161,250)                -          (161,250)                -
           Interest expense                                           (18,005)          (29,029)          (37,544)          (48,688)
                                                              ----------------  ----------------  ----------------  ----------------
                     Total non-operating expense                     (149,255)          (17,609)         (158,599)          (37,268)
                                                              ----------------  ----------------  ----------------  ----------------

LOSS BEFORE INCOME TAX                                               (606,936)         (194,424)         (974,624)         (439,865)

Provision for income taxes                                                  -                 -               800               800

                                                              ----------------  ----------------  ----------------  ----------------
NET LOSS                                                      $      (606,936)  $      (194,424)  $      (975,424)  $      (440,665)
                                                              ================  ================  ================  ================

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING             187,564,800       168,840,000       199,441,068       168,840,000
                                                              ================  ================  ================  ================

BASIC AND DILUTED NET LOSS PER SHARE                          $         (0.00)  $         (0.00)  $         (0.00)  $         (0.00)
                                                              ================  ================  ================  ================

*Basic and diluted weighted average shares outstanding is the same since the Company does not have dilutive securities




              The accompanying notes are an integral part of these
                        unaudited financial statements.

                                 IMAGING3, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                                2006             2005
                                                                           ---------------  ---------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                        $     (975,424)  $     (440,665)
           Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
                     Depreciation and amortization                                  7,614            7,614
                     Shares issued for buyout of former stockholder's interest    161,250                -
                     Shares issued for service                                     98,690                -
                     Gain on settlement of debt                                    40,195                -
                     Decrease (increase) in current assets:
                              Accounts receivable                                 (23,086)          43,002
                              Inventory                                           (23,369)          82,396
                              Prepaid expenses                                      2,881            6,040
                     Increase (decrease) in current liabilities:
                              Accounts payable                                   (127,693)        (130,295)
                              Accrued expenses                                    (81,873)         362,067
                              Due to stockholder                                 (405,812)         526,695
                              Advance from customers                              (34,500)        (388,391)
                              Deferred revenue                                     16,991                -
                                                                           ---------------  ---------------
           Net cash provided by (used in) operating activities                 (1,344,136)          68,464
                                                                           ---------------  ---------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
                     Purchase of plant, property, and equipment                      (612)               -
                                                                           ---------------  ---------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
                     Due to former shareholders                                   (40,000)               -
                     Payments on notes and loans                                        -          (92,087)
                     Payment of line of credit                                          -          (12,300)
                     Proceeds from exercise of warrants                            59,775                -
                     Proceeds from issuance of stock                            1,317,627                -
                                                                           ---------------  ---------------
           Net cash provided by (used in) financing activities             $    1,337,402   $     (104,387)
                                                                           ---------------  ---------------

  NET DECREASE IN CASH & CASH EQUIVALENTS                                          (7,346)         (35,923)

  CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                       11,366           40,699
                                                                           ---------------  ---------------

  CASH & CASH EQUIVALENTS, ENDING BALANCE                                  $        4,020   $        4,776
                                                                           ===============  ===============

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1. ORGANIZATIONS AND DESCRIPTION OF BUSINESS

Imaging3, Inc. (formerly, Imaging Services, Inc.) (the "Company") is a California corporation incorporated on October 29, 1993. The Company filed a certificate of amendment of articles of incorporation to change its name to Imaging3, Inc. on August 20, 2002.

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

Segment Reporting
-----------------
During the six month periods ended June 30, 2006 and 2005, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

Reclassifications
-----------------
Certain comparative amounts have been reclassified to conform to the current year's presentation.

Revenue Recognition
-------------------
The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. The Company accrues for warranty costs, sales returns, and other allowances based on its experience. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

                                IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Advances from customers
-----------------------
Advances from customers represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These advances are applied to the invoices when the equipment is shipped to the customers. The balance at June 30, 2006 was $192,589.

Using Estimates
---------------
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------
Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

Stock-based compensation
------------------------
In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the fair value method or
(ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123. Through September 30, 2005, the Company has not granted any option for its stock.

Issuance of shares for service
------------------------------
The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Recent Pronouncements
---------------------
In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies

                                IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

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

3. ACCOUNTS RECEIVABLE

All accounts receivable are trade related. The amount of net accounts receivable as of June 30, 2006 was $64,366. The reserve for uncollectible account was $1,375.

4. INVENTORIES

Inventory comprised of the following as of June 30, 2006:


                    Parts inventory                           $   299,482
                    Finished goods                                125,118
                                                                  --------
                    Total                                     $   424,600
                                                                  ========

                                IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

5. ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2006:

                  Accrued payroll taxes                         $  140,212
                  Accrued litigation                             1,832,297
                  Accrued legal fee                                339,105
                  Other accrued expenses                            21,800
                                                               -------------
                  Total                                         $2,333,414
                                                               =============

6. DUE TO OFFICER

On June 30, 2006, the Company had a balance due to the Chief Executive Officer of the Company amounting $57,326. The amount is interest free, due on demand, and unsecured.

7. DUE TO FORMER SHAREHOLDER

As a part of restructuring in 2001, the Company entered into a purchase agreement with the former shareholder to buyout all his interest and the ownership for $50,000. The outstanding balance of $40,000 as of March 31, 2006 was paid during the three month period ended June 30, 2006. Pursuant to the terms of the purchase agreement, the Company issued 750,000 shares to the former shareholder during the three month ended June 30, 2006. The shares were recorded at fair market value as buyout expense of $161,250 on the statement of operations for the three month period ended June 30, 2006.

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

9. COMMITMENTS

The Company has a facility lease agreement effective July 1, 2004 for 5 years with an option to extend for 60-month period.

Future minimum lease commitments, excluding property taxes and insurance, payable at June 30, 2006 are approximately as follows:


                  2007                           $   120,840
                  2008                               120,840
                  2009                                60,420
                                                 ---------------
                                                 $   422,940
                                                 ===============

                                IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Rent expenses for leased facility were $30,210 and $28,620 for the three month periods ended June 30, 2006 and 2005, respectively. Rent expenses for leased facility were $60,420 and $60,420 for the six month periods ended June 30, 2006 and 2005, respectively.

10. STOCKHOLDERS' DEFICIT

Common stock
------------
During the six month period ended June 30, 2006, the Company issued 100,000 shares of its common stock for payment of account payable amounting $5,000 based upon the fair market value which was the amount per share realized in the private placement.

During the six month period ended June 30, 2006, the Company issued 2,391,000 shares of its common stock for the exercise of warrants valued at $59,775.

During the six month period ended June 30, 2006, the Company issued 828,800 shares of its common stock in exchange for services rendered valued at $46,440. Compensation expense was calculated based upon the fair market value which was the amount per share realized in the private placement.

During the six month period ended June 30, 2006, the Company issued 825,000 shares of its common stock in exchange for service rendered and to be rendered valued at $156,750, which is the fair market value of the shares. The Company amortized $52,250 as consulting fees during the three month period ended June 30, 2006. The remaining unamortized consulting fees amount to $104,500 as of June 30, 2006.

During the six month period ended June 30, 2006, the Company sold 13,331,268 shares of its common stock for cash amounting $1,317,627 in 2 private placements.

The Company did not issue any stock during the six month period ended June 30, 2005.

Stock options/warrants
----------------------
The Company did not issue any option or warrant during the six month periods ended June 30, 2006 and 2005. There are no stock options or warrants outstanding as of June 30, 2006.

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

During the six month period ended June 30, 2006, the Company issued 100,000 shares of its common stock for payment of account payable amounting $5,000 based upon the fair market value which was the amount per share realized in the private placement.

During the six month period ended June 30, 2006, the Company issued 825,000 shares of its common stock in exchange for service rendered and to be rendered valued at $156,750, which is the fair market value of the shares. The Company amortized $52,250 as consulting fees during the three month period ended June 30, 2006. The remaining unamortized consulting fees amount to $104,500 as of June 30, 2006.

                                IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company paid income taxes of $0 and $0 during the six month periods ended June 30, 2006 and 2005, respectively. The Company paid interest of $3,948 and $7,885 during the six month periods ended June 30, 2006 and 2005, respectively.

12. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. In the six month period ended June 30, 2006, the Company incurred a loss of $975,424. The Company has an accumulated deficit of $6,572,423 on June 30, 2006. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2006, towards (i) obtaining additional financing; in that regards thus the Company has raised $1,317,627 through issuance of shares and is in the process of negotiating with various financial institutions, (ii) controlling of salaries and general and administrative expenses, (iii) management of accounts payable, and (iv) evaluation of its distribution and marketing methods, and (v) the rapid collection of its accounts receivables. The management is planning to rebuild the facility for its operations.

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

                                IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Arkansas Medical Imaging LLC vs. Imaging3, Inc. action was resolved through mediation on or about March 3, 2006, at which time the Company agreed to make sixty (60) payments of $1,250.00 per month, commencing on March 20, 2006. The first payment pursuant to this agreement was made in March, 2006. The Company recorded the difference between the accrued amount and the settlement amount as gain from litigation settlement amounting $10,194 in the financial statement during the three month period ended March 31, 2006. The Company has accrued the remaining unpaid balance of $70,000 on its financial statements.

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

The Executive Car Leasing action seeks $14,901.73 plus collection costs and fees against the Company. Case was settled for $11,500. The Company has accrued the remaining unpaid amount of $8,000 on its financial statement.

                                IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

         The Company has accrued the remaining unpaid amount of $136,500 on its financial statements.

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

                                IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

The North Surgery action seeks $33,500.00 plus costs against the Company. The Company has retained local counsel in Tennessee to represent its interests. The Company has accrued $33,500 on its financial statements.

The Peach Tree Clinic action was filed in Yuba County, and served on the Company on June 6, 2005. The complaint seeks $30,364.13, plus $25,000.00 for "loss of use" of equipment and $5,000.00 for attorneys' fees. The Company successfully moved to have the matter transferred to Glendale, California, where it has been ordered to mediation. The Company has accrued $60,364 on its financial statements. The company has since settled this account for the total sum of $30,364.00 with monthly payments of $500.00 starting May 20, 2006. The Company has recorded a gain from settlement of debt of $30,000 during the three month period ended June 30, 2006 and accrued the remaining unpaid amount of $29,364 on its financial statements.

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

                                IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 14 SUBSEQUENT EVENT

On July 1, 2006, in order to raise $750,000, the Company prepared a Confidential Private Placement Memorandum for the issuance of 7,500,000 shares at $0.10 cents per share with a minimum investment of $5,000 for 50,000 shares. As of the date of this report, the Company has issued 100,000 shares for $10,000 pursuant to that offering.

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

               (h) litigation with or legal claims and allegations by outside parties; and

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

     We had revenues in the first six months of 2006 of $784,081 compared to $1,077,008 in 2005, which represents a 27% decrease. The decrease in revenue is due in part to the company's focus on stock sales and the absence of its normal aggressive marketing campaign for this period as well as the concentration being given to the development of our patented product, the Dominion. In the first six months of 2006, our equipment sales were $589,750 compared to $926,690 in 2005 representing a decrease in equipment sales of $346,942 in for this period or 37%. Our service and parts sales for the first six months of 2006 were $79,556 compared to $59,262 in 2005, which increased by $20,294 or 25% due in part by the individual efforts and training of our service personnel.

     Our cost of revenue was $449,225 in the first month period of 2006 and $594,222 in 2005, which represents a decrease of $145,997 or 24%. This is due in large part to the decrease of sales for the same period. We had a decreased gross profit margin in 2006 of $334,856 versus $482,787 in 2005. Our operating expenses increased from $885,384 in 2005 to $1,150,880 in 2006, a 23% increase, mostly due to an increase in commissions of $97,662. Our loss on operations increased to $1,022,249 in 2006 compared to $402,597 in 2005, a 60% increase. Our net loss was $816,025 in 2006 compared to $402,597 in 2005, a 50% increase, as a result of a lower revenue stream. Also contributing to this factor the audit adjustment for the payment of consulting services with company stock calculated at the rate on the private placement memorandum as oppose to the fair market value. The additional expense added to twice the amount of expense originally calculated at the fair market value of 21.5 cents a share as oppose to 10 cents a share.

     During the six month period ended June 30, 2006, the Peachtree Medical, Inc. litigation was settled. See Note 13 on the Disclosure Statement. The Company recorded the difference between the accrued amount and the settlement amount as gain from litigation settlement amounting to $30,000 in the financial statement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position was $4,020 at June 30, 2006 compared to $4,776 at June 30, 2005.

     As of June 30, 2006, the Company has current assets of $522,817 and current liabilities of $2,961,548.

     Net cash used for operating activities amounted to $1,344,136 for the six month period ended June 30, 2006, as compared to $68,464 for the six month period ended June 30, 2005. The increase in 2006 as compared to 2005 resulted from increased operating expenses for the same period.

     Net cash provided by financing activities amounted to $1,337,402 and a negative ($104,387) for the six month period ended June 30, 2006, and 2005, respectively. The increase in 2006 as compared to 2005 resulted from the issuance of a Private Placement Memorandum and the selling of shares of stock during the six month period ended June 30, 2006.

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


Item 3. CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

     The Arkansas Medical Imaging LLC vs. Imaging3, Inc. action was resolved through mediation on or about March 3, 2006, at which time the Company agreed to make sixty (60) payments of $1,250.00 per month, commencing on March 20, 2006. The first payment pursuant to this agreement was made in March, 2006. The Company recorded the difference between the accrued amount and the settlement amount as gain from litigation settlement amounting $10,194 in the financial statement during the three month period ended March 31, 2006. The Company has accrued the remaining unpaid balance of $70,000 on its financial statements.

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

     The Executive Car Leasing action seeks $14,901.73 plus collection costs and fees against the Company. Case was settled for $11,500. The Company has accrued the remaining unpaid amount of $8,000 on its financial statement.

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

     The Company has accrued the remaining unpaid amount of $136,500 on its financial statements.

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

     The Peach Tree Clinic action was filed in Yuba County, and served on the Company on June 6, 2005. The complaint seeks $30,364.13, plus $25,000.00 for "loss of use" of equipment and $5,000.00 for attorneys' fees. The Company successfully moved to have the matter transferred to Glendale, California, where it has been ordered to mediation. The Company has accrued $60,364 on its financial statements. The company has since settled this account for the total sum of $30,364.00 with monthly payments of $500.00 starting May 20, 2006. The Company has recorded a gain from settlement of debt of $30,000 during the three month period ended June 30, 2006 and accrued the remaining unpaid amount of $29,364 on its financial statements.

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

     The Company employed Colorado counsel as attorneys of record in the Veterinary Management Services case; local counsel withdrew in or about September, 2002. The Veterinary Management Services case was scheduled to go to trial on November 24, 2003, and resulted in a default judgment against the Company in the amount of $382,900.73. This judgment was then entered as a sister-state judgment in California in the amount of $382,900.73 (Los Angeles Superior Court case #BS091681); the Company has filed a Motion to Vacate this entry of judgment, which motion was denied on October 28, 2004. The Company has filed a Notice of Appeal, and expects to seek recourse through further proceedings. The Company has accrued $382,900 on its financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the six month period ended June 30, 2006, the Company issued 100,000 shares of its common stock for payment of an account payable amounting to $10,000 based upon the fair market value which was the amount per share realized in the private placement.

     During the six month period ended June 30, 2006, the Company issued 2,391,000 shares of its common stock for the exercise of warrants at an aggregate exercise price of $59,775.

     During the six month period ended June 30, 2006, the Company issued 828,800 shares of its common stock in exchange for services rendered valued at $46,440. Compensation expense was calculated based upon the fair market value which was the amount per share realized in the private placement.

     During the six month period ended June 30, 2006, the Company issued 825,000 shares of its common stock in exchange for services rendered and to be rendered valued at $156,750, which is the fair market value of the shares. The Company amortized $52,250 as consulting fees during the three month period ended June 30, 2006. The remaining unamortized consulting fees amount to $104,500 as of June 30, 2006.

     During the six month period ended June 30, 2006, the Company sold 13,331,268 shares of its common stock for cash amounting to $1,317,627 in two private placements.

     The Company did not issue any stock during the six month period ended June 30, 2005.

     The Company did not issue any option or warrant during the six months ended June 30, 2006 and 2005. There are no stock options or warrants outstanding as of June 30, 2006.

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


10.9             Lease entered into May 24, 2001 by and between Dean M. Janes and Imaging Services, Inc.(6)
10.10            IR Commercial Real Estate Association  Standard  Industrial/Commercial  Single-Tenant Lease - Net,
                 dated June 21, 2004 by and between Four T's, Bryan Tashjian,  Ed Jr. Tashjan,  Bruce Tashjan, Greg
                 Tashjan and Dean Janes DBA Imaging Services, Inc.(6)
31.1             Section 302 Certification of Chief Executive Officer
31.2             Section 302 Certification of Chief Financial Officer
32.1             Section 906 Certification
------------------------------
(1)      Incorporated by reference to the Form 10SB/A Registration  Statement filed with the Securities and Exchange Commission on
         December 9, 2002.
(2)      Incorporated  by  reference  to  Amendment  #2 to Form SB-2 Registration Statement filed with the Securities  and Exchange
         Commission on October 6, 2004.
(3)      Incorporated  by  reference  to  Amendment  #3 to Form SB-2 Registration Statement filed with the Securities  and Exchange
         Commission on October 21, 2004.
(4)      Incorporated  by  reference  to  Amendment  #5 to Form SB-2 Registration Statement filed with the Securities  and Exchange
         Commission on April 18, 2005.
(5)      Incorporated  by  reference  to  Amendment  #6 to Form SB-2 Registration Statement filed with the Securities  and Exchange
         Commission on July 7, 2005.
(6)      Incorporated  by  reference  to  Amendment  #8 to Form SB-2 Registration Statement filed with the Securities  and Exchange
         Commission on September 9, 2005.


(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 1, 2006                 IMAGING3, INC.


                                      By:  \s\ Dean Janes
                                      -----------------------------------
                                      Dean Janes, Chief Executive Officer
                                      and Chairman (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/Dean Janes                                       Dated: August 1, 2006
     ------------------------------------------------
    Dean Janes, Chief Executive Officer
    and Chairman (Principal Executive Officer)


By:  /s/Christopher Sohn                                 Dated: August 1, 2006
     ------------------------------------------------
    Christopher Sohn, Director, President
    and Chief Operating Officer


By:  /s/Xavier Aguilera                                  Dated: August 1, 2006
     ------------------------------------------------
    Xavier Aguilera, Chief Financial Officer,
    Secretary, and Senior Vice President
    (Principal Financial/Accounting Officer)