Form 10QSB
period 2006-09-30
IMAGING3 INC
filed 2006-11-14
CIK 1205181

IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED September 30, 2006

                        Commission file number: 000-50099
                                                ---------

                                 IMAGING3, INC.
                          ---------------------------
             (Exact name of Registrant as Specified in its Charter)


       California                                        95-4451059
------------------------                     ----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                3200 W. Valhalla Drive, Burbank, California 91505
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
                              --------------------
               Registrant's telephone number, including area code

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

                                    Yes      X                No
                                        --------------          -------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of November 7, 2006 the number of shares outstanding of the registrant's only class of common stock was 199,686,468.

         Transitional Small Business Disclosure Format (check one):

                                    Yes                       No    X
                                        --------------          -------------

                                TABLE OF CONTENTS

                                                                                                            PAGE
PART I - FINANCIAL INFORMATION                                                                              ----

Item 1.  Condensed Financial Statements

         Balance Sheet as of September 30, 2006 (unaudited)..................................................2

         Statements of Operations for the Three Months and Nine Months ended
         September 30, 2006 and September 30, 2005 (unaudited)...............................................3

         Statements of Cash Flows for the Nine Months ended
         September 30, 2006 and September 30, 2005 (unaudited)...............................................4

         Notes to Financial Statements
         (unaudited).........................................................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................................................14

Item 3   Controls and Procedures............................................................................18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................................................18

Item 2.  Changes in Securities..............................................................................21

Item 3.  Defaults upon Senior Securities....................................................................21

Item 4.  Submission of Matters to a Vote of Security Holders................................................22

Item 5.  Other Information..................................................................................22

Item 6.  Exhibits and Reports on Form 8-K...................................................................22

Signatures..................................................................................................23

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

                                                   IMAGING3, INC.
                                                    BALANCE SHEET
                                                 SEPTEMBER 30, 2006
                                                     (UNAUDITED)

                                                       ASSETS
                                                      --------

           CURRENT ASSETS:
                  Cash & cash equivalents                                                         $           5,411
                  Accounts receivable, net                                                                  106,637
                  Inventory                                                                                 458,600
                  Employee advances                                                                          15,000
                  Prepaid expenses                                                                           15,409
                                                                                                    ----------------
                                Total current assets                                                        601,057

           PROPERTY AND EQUIPMENT, net                                                                       37,707

           OTHER ASSETS:
                  Deposits                                                                                   31,066
                                                                                                    ----------------
                                                                                                  $         669,830
                                                                                                    ================

                                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                                       ---------------------------------------

           CURRENT LIABILITIES:
                  Accounts payable                                                                $         319,686
                  Accrued expenses                                                                        2,327,127
                  Advances from customers                                                                   228,495
                  Deferred revenue                                                                           80,039
                  Due to officer                                                                            501,385
                                                                                                    ----------------
                                Total current liabilities                                                 3,456,732

           COMMITMENTS & CONTINGENCIES

           STOCKHOLDERS' DEFICIT
                  Common stock, no par value; authorized shares 500,000,000;
                  issued and outstanding 199,601,468 shares                                               4,325,027
                  Unamortized consulting fees                                                               (26,125)
                  Accumulated deficit                                                                    (7,085,804)
                                                                                                    ----------------
                                Total stockholders' deficit                                              (2,786,902)

                                                                                                    ----------------
                                                                                                  $         669,830
                                                                                                    ================

                     The accompanying notes are an integral
                 part of these unaudited financial statements.

                                 IMAGING3, INC.
                            STATEMENTS OF OPERATIONS
  FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                  For the Three Month Period         For the Nine Month Period
                                                                     Ended September 30                  Ended September 30
                                                                   2006               2005             2006               2005
                                                              ----------------  ----------------  ----------------   ---------------
  NET REVENUE                                                 $       199,354   $       310,906   $       983,435    $    1,387,915

  COST OF REVENUE                                                      70,416           152,379           519,641           746,600
                                                              ----------------  ----------------  ----------------   ---------------

  GROSS PROFIT                                                        128,938           158,527           463,794           641,315

  Operating expenses                                                  630,029           365,233         1,780,909         1,250,617
                                                              ----------------  ----------------  ----------------   ---------------

  LOSS FROM OPERATIONS                                               (501,090)         (206,706)       (1,317,115)         (609,302)

  Non-operating income (expense):
            Gain from litigation settlement                                                   -            40,195            11,421
            Buyout expense                                                  -                 -          (161,250)                -
            Interest expense                                          (12,291)          (14,784)          (49,835)          (63,472)
                                                              ----------------  ----------------  ----------------   ---------------
                      Total non-operating expense                     (12,291)          (14,784)         (170,890)          (52,051)
                                                              ----------------  ----------------  ----------------   ---------------

  LOSS BEFORE INCOME TAX                                             (513,381)         (221,490)       (1,488,005)         (661,353)

  Provision for income taxes                                                                  -               800               800

                                                              ----------------  ----------------  ----------------   ---------------
  NET LOSS                                                    $      (513,381)  $      (221,490)  $    (1,488,805)   $     (662,153)
                                                              ================  ================  ================   ===============

  BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING           199,555,011       168,886,304       191,232,872       168,855,604
                                                              ================  ================  ================   ===============

  BASIC AND DILUTED NET LOSS PER SHARE                        $         (0.00)  $         (0.00)  $         (0.01)   $        (0.00)
                                                              ================  ================  ================   ===============

*Basic and diluted weighted average shares outstanding is the same since the Company does not have dilutive securities



                     The accompanying notes are an integral
                 part of these unaudited financial statements.

                                 IMAGING3, INC.
                            STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                                         2006             2005
                                                                                    ---------------  ---------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                                $   (1,488,805)  $     (662,153)
            Adjustments to reconcile net loss to net cash
            used in operating activities:
                     Depreciation and amortization                                          11,420           11,420
                     Shares issued for buyout of former stockholder's interest             161,250                -
                     Amortization of Prepaid Consulting                                     78,375
                     Shares issued for service                                              98,690                -
                     Gain on settlement of debt                                             40,195          (11,421)
                     Decrease (increase) in current assets:
                              Accounts receivable                                          (65,357)         (18,686)
                              Inventory                                                    (57,370)          55,417
                              Prepaid expenses                                               2,303           13,253
                              Deposits                                                      (2,305)             653
                     Increase (decrease) in current liabilities:
                              Accounts payable                                            (103,772)         (86,459)
                              Accrued expenses                                             (88,160)         447,251
                              Due to stockholder                                            38,247          452,454
                              Advance from customers                                         1,406         (417,715)
                              Deferred revenue                                              16,138                -
                                                                                    ---------------  ---------------
           Net cash used in operating activities                                        (1,357,745)        (215,986)
                                                                                    ---------------  ---------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
                     Purchase of plant, property, and equipment                               (612)               -
                                                                                    ---------------  ---------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
                     Due to former shareholders                                            (40,000)               -
                     Payments on notes and loans                                                            (92,087)
                     Payment of line of credit                                                   -          (12,300)
                     Proceeds from exercise of warrants                                     59,775                -
                     Proceeds from issuance of stock                                     1,332,627          281,900
                                                                                    ---------------  ---------------
            Net cash provided by (used in) financing activities                          1,352,402          177,513
                                                                                    ---------------  ---------------

   NET DECREASE IN CASH & CASH EQUIVALENTS                                                  (5,955)         (38,473)

   CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                               11,366           40,699
                                                                                    ---------------  ---------------

   CASH & CASH EQUIVALENTS, ENDING BALANCE                                          $        5,411   $        2,226
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

         The Company's primary business is production and sale of medical equipment, parts and services to hospitals, surgery centers, research labs, physician offices and veterinarians. Equipment sales include new c-arms, c-arms tables, remanufactured c-arms and used c-arm and surgical tables. Sales of parts are comprised of new or renewed replacement components for c-arms.

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

SEGMENT REPORTING

         During the nine month periods ended September 30, 2006 and 2005, the Company only operated in one segment. Therefore, segment disclosure has not been presented.

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

ADVANCES FROM CUSTOMERS

         Advances from customers represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These advances are applied to the invoices when the equipment is shipped to the customers. The balance at September 30, 2006 was $228,495.

USING ESTIMATES

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of financial accounting standard No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

STOCK-BASED COMPENSATION

         In  October  1995,  the FASB  issued  SFAS  No.  123,  "Accounting  for
Stock-Based Compensation." SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123. Through September 30, 2006, the Company has not granted any options to purchase its stock.

ISSUANCE OF SHARES FOR SERVICE

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

         In March 2006 FASB issued SFAS 156 "Accounting for Servicing of Financial Assets", which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

         This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the Company's financial statements.

         In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the financial statements.

         In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.       A brief description of the provisions of this Statement.

2.       The date that adoption is required.

3. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

         The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the financial statements.

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

3. ACCOUNTS RECEIVABLE

         All accounts receivable are trade related. The amount of accounts receivable, net of allowance for bad debts of $1,375, was $106,637 as of September 30, 2006.

4. INVENTORIES

         Inventory comprised of the following as of September 30, 2006:

                  Parts inventory                             $    281,283
                  Finished goods                                   177,317
                                                              ------------
                  Total                                       $    458,600
                                                              ============

5. ACCRUED EXPENSES

         Accrued expenses consisted of the following as of September 30, 2006:

                  Accrued payroll taxes                       $    145,213
                  Accrued litigation                             1,824,297
                  Accrued legal fee                                348,300
                  Other accrued expenses                             9,317
                                                              ------------
                  Total                                       $  2,327,127
                                                              ============

6. DUE TO OFFICER

         On September 30, 2006, the Company had a balance due to the Chief Executive Officer of the Company amounting to $501,385. The amount is interest free, due on demand, and unsecured.

7. DUE TO FORMER SHAREHOLDER

         As a part of restructuring in 2001, the Company entered into a purchase agreement with a former shareholder to buyout all his interest and ownership for $50,000. The outstanding balance of $40,000 as of March 31, 2006 was paid during the nine month period ended September 30, 2006. Pursuant to the terms of the purchase agreement, the Company issued 750,000 shares to the former shareholder during the nine month period ended September 30, 2006. The shares were recorded at fair market value as buyout expense of $161,250 on the statement of operations for the nine month period ended September 30, 2006.

8. RELATED PARTY TRANSACTIONS

         The Company has a consulting agreement with the Chief Executive Officer of the Company for a compensation of $12,000 per month. The Chief Executive Officer is to provide the services on the matters concerning the provision of management, administrative, marketing, and financial services to the Company pursuant to the agreement, terminable on 30 days notice by either party. The consulting agreement commenced on January 1, 2002 and will continue until such time as the Company withdraws the agreement or the Chief Executive Officer resigns. The accrued compensation has been included in due to stockholders.

9. COMMITMENTS

         The Company has a facility lease agreement effective July 1, 2004 for 5 years with an option to extend for another 60 months.

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

         Future  minimum  lease   commitments,   excluding  property  taxes  and
insurance, payable at September 30, 2006 are approximately as follows:

                  2007                $    120,840
                  2008                     120,840
                  2009                      90,630
                                          ----------
                                      $    332,310
                                          ==========

         Rent expenses for leased facility were $30,210 and $30,210 for the three month periods ended September 30, 2006 and 2005, respectively. Rent expenses for leased facility were $90,630 and $90,630 for the nine month periods ended September 30, 2006 and 2005, respectively.

10. STOCKHOLDERS' DEFICIT

COMMON STOCK

         During the nine month period ended September 30, 2006, the Company issued 110,400 shares of its common stock for payment of account payable amounting $6,560 based upon the fair market value which was the amount per share realized in the private placement

         During the nine month period ended September 30, 2006, the Company issued 2,391,000 shares of its common stock for the exercise of warrants valued at $59,775.

         During the nine month period ended September 30, 2006, the Company issued 828,800 shares of its common stock in exchange for services rendered valued at $46,440. Compensation expense was calculated based upon the fair market value, which was the amount per share realized in the private placement

         During the nine month period ended September 30, 2006, the Company issued 825,000 shares of its common stock in exchange for service rendered and to be rendered valued at $156,750, which is the fair market value of the shares. The Company amortized $130,625 as consulting fees during the nine month period ended September 30, 2006. The remaining unamortized consulting fees amount to $26,125 as of September 30, 2006.

         During the nine month period ended September 30, 2006, the Company sold 13,481,268 shares of its common stock for cash amounting $1,332,627 in 2 private placements.

STOCK OPTIONS/WARRANTS

         The Company did not issue any option or warrant during the nine month periods ended September 30, 2006 and 2005. There are no stock options or warrants outstanding as of September 30, 2006

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

         The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

         During the nine month period ended September 30, 2006, the Company issued 110,400 shares of its common stock for payment of two accounts payable amounting to $6,560 based upon the fair market value.

         During the nine month period ended September 30, 2006, the Company issued 825,000 shares of its common stock in exchange for service rendered and to be rendered valued at $156,750, which is the fair market value of the shares. The Company amortized $130,625 as consulting fees during the nine month period ended September 30, 2006. The remaining unamortized consulting fees amount to $26,125 as of September 30, 2006.

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


         The Company paid income taxes of $0 and $0 during the nine month periods ended September 30, 2006 and 2005, respectively. The Company paid interest of $4,204 and $6,056 during the nine month periods ended September 30, 2006 and 2005, respectively.

12. GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. In the nine month period ended September 30, 2006, the Company incurred a loss of $1,488,805. The Company has an accumulated deficit of $7,085,804 on September 30, 2006. The continuing losses have adversely affected the liquidity of the Company.

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

         Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2006, towards (i) obtaining additional financing; in that regards thus the Company has raised $1,332,627 through issuance of shares and is in process of negotiating with various financial institutions (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods and (v) the rapid collection of its accounts receivables. The management is planning to rebuild the facility for its operations.

13. LITIGATION

         In connection with a fire at the Company's facility on or about February 19, 2002, in which the Company's manufacturing, warehouse, and office facilities were substantially destroyed, the Company has become engaged in litigation in several courts, as described in the following paragraphs.

         On February 28, 2002, the Company (as Imaging Services, Inc.) initiated legal proceedings in the Los Angeles Superior Court against its construction contractor, Tower Engineering [Imaging Services, Inc. and Dean Janes v. Tower Engineering, Los Angeles Superior Court case number EC033979.] In connection with that action, Tower Engineering filed a cross-complaint against the Company, seeking payment of allegedly outstanding invoices related to the same construction. The Company answered the cross-complaint, denying its allegations. A primary defendant in that action, Mario Osorio, dba Albert's Electric Service, was discharged in a bankruptcy action, and his insurer has also gone into liquidation. Summary judgment was entered against the Company with respect to its affirmative claim for relief in connection with the Company's fire losses, and this ruling was upheld on appeal. The claims of Tower Engineering for allegedly unpaid invoices were presented to binding arbitration. Another construction-related collection case, Westside Wholesale Electric and Lighting, Inc. v. Mario Albert Osorio, dba Albert's Electric Service, and Dean Janes; Los Angeles Superior Court case number 02K02597, was consolidated with the primary Imaging vs. Tower action, and was arbitrated at the same time. Imaging3, Inc. and Dean Janes were found liable to the claimants in the amount of $69,187.06 plus costs. The Trial Court awarded costs against the Company of $9,954.00. A judgment for costs on appeal against Imaging3, Inc. in favor of Tower has been made in the amount of $253.92, and remains outstanding. The Company has accrued a liability of $79,395 on its financial statements for this litigation.

         On April 25, 2002, the Company initiated litigation against a former employee and his subsequent employer for unfair business practices and related business torts in connection with that employee's post-termination conduct. In that action, Imaging Services, Inc. v. Dan Asbille, Imaging Technologies, and Computron Inc.; Los Angeles Superior Court Case Number BC 272665, the Company alleged causes of action for (1) Intentional Interference with Prospective

                                IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Business Relations, (2) Breach of the Implied Covenant of Good Faith and Fair Dealing, (3) Unfair Business Practices, (4) Fraud, (5) Conversion, (6) Constructive Trust, (7) Declaratory Relief, (8) Implied Contractual Indemnity,
(9) Total Equitable Indemnity, (10) Partial Equitable Indemnity, and (11) Contribution and Repayment. This action is pending in the Northwest District of the Los Angeles Superior Court. Two of the defendants, individual defendant Danny Asbille, and Computron Display Systems, Inc. responded with cross-complaints against the Company for breach of contract and conversion, which have been defended in conjunction with the Company's prosecution of the initial Complaint. In January 2004, a jury in this action found in favor of the Company with respect to the Company's conversion claims against Danny Asbille and Computron Display Systems, Inc., and awarded the Company $88,557.00. The same jury found in favor of Computron Display Systems, Inc. with respect to its conversion claim against the Company in the amount of $17,500.00. That jury also awarded $97,500.00 to Danny Asbille with respect to his contract claim against the Company. No payments associated with any of these awards have been made. The Company has accrued a liability of $26,443 on its financial statements for this litigation.

         The Arkansas Medical Imaging LLC vs. Imaging3, Inc. action was resolved through mediation on or about March 3, 2006, at which time the Company agreed to make sixty (60) payments of $1,250.00 per month, commencing on March 20, 2006. The first payment pursuant to this agreement was made in March, 2006. The Company recorded the difference between the accrued amount and the settlement amount as gain from litigation settlement amounting to $10,194 in the financial statement during the three month period ended March 31, 2006. The Company has accrued the remaining unpaid balance of $68,750 on its financial statements as a liability.

         The Covington Anesthesia Assoc. matter resulted in a judgment in favor of the plaintiff in the amount of $7,654.34 principal, plus attorneys' fees, court costs, and interest in October 2003; a sister-state judgment was entered in the Los Angeles Superior Court in September, 2004 in the amount of $11,227.19 (Los Angeles Superior Court case # 04C01792). The Company has accrued $11,227 of liability on its financial statements for this litigation.

         The DeLage Landen case sought $16,619.27 plus interest from June 1, 2003 and attorneys' fees. Negotiation resulted in a settlement pursuant to which the Company was to pay $750.00 per month for eleven months, with a final payment thereafter of $4,750.00. The Company has accrued the remaining unpaid amount of $9,000 of liability on its financial statements.

         The Dove case in Texas, on January 23, 2004, resulted in a judgment against the Company and Dean Janes in the amount of $17,100.00, plus interest from January 23, 2004 at 5% per annum, plus attorneys' fees of $5,500.00, and costs of court. The plaintiff in that case has initiated collection activity in California. The Company has accrued $24,573 of liability on its financial statements.

         The Executive Car Leasing action seeks $14,901.73 plus collection costs and fees against the Company. The case was settled for $11,500. The Company has accrued the remaining unpaid amount of $7,000 as a liability on its financial statements.

         The Fairfield Pain Management Center action sought $142,500.00, plus "consequential" damages in excess of $20,000.00, plus costs against the Company. The Company has agreed to the terms of a settlement as follows: One-Hundred and Forty-Two-Thousand, Five-Hundred Dollars ($142,500.00, the "Settlement Sum"), in monthly installments as follows:

         i. One-thousand five-hundred dollars ($1,500.00) per month for twelve months ($18,000.00), commencing on March 15, 2006. Thereafter,
         ii. Two-thousand dollars ($2,000.00) per month, for twelve months ($24,000.00). Thereafter,
         iii. Two-thousand, five-hundred dollars ($2,500.00) per month, for twelve months ($30,000.00). Thereafter,
         iv. Three-thousand dollars ($3,000.00) per month, for twelve months ($36,000.00). Then,
         v. A balloon payment of the balance ($34,500.00) at the end of the 48 monthly installments.

         The Company has accrued the remaining unpaid amount of $133,500 on its financial statements.

                                IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

         The Medison action, initiated on or about April 28, 2004 and sent to the Company some time thereafter, sought $515,000.00 plus interest, and was submitted, by the claimants, to the Korean Commercial Arbitration Board. The Company has submitted a response to the claimants' Application for Arbitration, objecting to the Board's jurisdiction, and opposing the claimants' assertions on their merits. In or about December 2004, the Korean Commercial Arbitration Board awarded the claimants, against the Company, $515,000.00, plus interest at varying rates from March 1, 2002. The claimants filed suit in the United States District Court on April 15, 2005, seeking to enforce and collect the award of the Korean Commercial Arbitration Board. The plaintiffs' complaint prays for $692,277.52, plus attorneys' fees, costs, and interest at an annual rate of twenty percent (20%), or $318.14 per day. The Company has accrued $773,403 of liability on its financial statements for this litigation.

         The Modern Printing action was settled in October, 2003, with the Company agreeing to make four monthly installments of $2,000.00 each, with a total of $16,000.00 due (less payments made) in the event of a default. The Company has accrued $16,000 of liability on its financial statements for this litigation.

         The North American Imaging (NAI) case had been set for trial on March 29, 2004. The Plaintiff in NAI previously obtained a writ of attachment against the Company, and sought damages against the Company and Dean Janes in the amount of $106,469.98. The Company had a cross-complaint against NAI. The NAI action was settled in February 2004, pursuant to which the Company agreed to pay $6,153.85 each month, commencing on April 1, 2004, until the total sum of $80,000.00 has been paid. The Company has paid off the amount.

         The North Surgery action seeks $33,500.00 plus costs against the Company. The Company has retained local counsel in Tennessee to represent its interests. The Company has accrued $33,500 of liability on its financial statements for this litigation.

         The Peach Tree Clinic action was filed in Yuba County, and served on the Company on June 6, 2005. The complaint seeks $30,364.13, plus $25,000.00 for "loss of use" of equipment and $5,000.00 for attorneys' fees. The Company successfully moved to have the matter transferred to Glendale, California, where it has been ordered to mediation. The Company has accrued $60,364 on its financial statements. The Company has since settled this account for the total sum of $30,364.00 with monthly payments of $500.00 starting May 20, 2006. The Company has recorded a gain from settlement of debt of $30,000 during the three month period ended June 30, 2006 and accrued the remaining unpaid amount of $26,614 as a liability on its financial statements.

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

         The Plaintiff in the Skagit County case sought $43,198.00 plus punitive damages, interest, costs and attorneys' fees. The Skagit County action has been settled through the Company's agreement to pay a total of $32,398.50, plus interest at 5% per annum within 24 months. An initial payment of $2,000.00 was paid on July 9, 2004, and the Company agreed to make additional monthly payments of $1,000.00 per month, commencing on August 9, 2004, with a final balloon payment at the end of the 24th month to satisfy the $32,398.50 amount. The Company has accrued the remaining unpaid amount of $22,398 as a liability on its financial statements.

         The Stonebridge Leasing case resulted in a Pennsylvania judgment in the amount of $25,698.23 in July, 2003. The Company has accrued $25,698 as a liability on its financial statements.

                                IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

         The Surgery Center LLC action sought $75,500.00 plus collection costs. A trial had been set for January 31, 2005. In January, 2005, the Plaintiffs and the Company agreed to the terms of a settlement, pursuant to which the Company agreed to make forty (40) monthly payments of $1,000.00, without interest. The Company has accrued the remaining unpaid amount of $36,000 as a liability on its financial statements.

         The Tenaya Surgical action was filed in Clark County (Las Vegas), Nevada in February 2006, and served on the Company thereafter. It names, as Defendants, the Company as well as Dean Janes, Michelle Janes, Xavier Aguilera and Christopher Sohn. The complaint seeks contractual and tort damages "in excess of $10,000.00" relative to an April 13, 2005 contract. The Company will seek Nevada counsel to represent its interests. The Company has accrued $50,000 of liability on its financial statements.

         The Toms River Surgery case sought $192,604.00 plus punitive damages, attorneys' fees and costs of collection, and was settled in June 2004, with the Company's agreement to pay Toms River $88,000.00 plus interest at 6% per annum from June 1, 2004 until the date of full payment, which was to be made no later than January 1, 2006. Not all of the agreed payments were made, and Judgment has been entered against the Company (and recorded in Los Angeles, Orange, Riverside, Ventura, Santa Barbara, and San Bernardino Counties) in the amount of $96,750.00 of liability. The Company has accrued $96,750 on its financial statements.

         The Company employed Colorado counsel as attorneys of record in the Veterinary Management Services case, and such local counsel withdrew in or about September, 2002. The Veterinary Management Services case was scheduled to go to trial on November 24, 2003, and resulted in a default judgment against the Company in the amount of $382,900.73. This judgment was then entered as a sister-state judgment in California in the amount of $382,900.73 (Los Angeles Superior Court case # BS091681). The Company has filed a Motion to Vacate this entry of judgment, which motion was denied on October 28, 2004. The Company has filed a Notice of Appeal, and expects to seek recourse through further proceedings. The Company has accrued $382,900 of liability on its financial statements.

         The Wayne LeBleu & Assoc. vs. Imaging3 case resulted in a default judgment of $4,010.16 on June 7, 2004, and, in September 2004 was entered as a sister-state judgment in California in the amount of $5,540.74 (Los Angeles Superior Court case #04C01777). The Company has accrued $5,540 of liability on its financial statements.

NOTE 14. AGREEMENTS

         On September 13, 2006, the Company entered into an agreement (the "Agreement") with an investment banking company (the "Placement Agent") pursuant to which the Placement Agent has agreed to assist the Company in the private placement of its common stock to non-United States residents only in accordance with Regulation S of the Securities Act of 1933, as amended. According to the Agreement, the Company plans to issue up to 20,000,000 shares of restricted common stock for an aggregate purchase price of up to $3 million, all in reliance on the exemption from registration afforded to the Company by Regulation S. According to the Agreement, all securities will be sold to third parties based on the closing bid price for the shares as quoted on the OTCBB Bulletin Board on the date prior to the placement date. The price paid by third parties per share shall never be less than 90% of the closing bid price on the day before the placement date. Once an offer is accepted, the Company will receive 41.5% of the proceeds from each sale, and the balance shall be paid to the Placement Agent. The Company bears the escrow and issuance expenses, and the Placement Agent shall be responsible for all other costs of the placement, including the fees for any subagents, introducing parties or finders. The Company plans to use the proceeds received from the placement for growth and expansion capital, increased market penetration, increased market awareness, expanded sales efforts, increased engineering support, inventory build up, and research and development. The term of the Agreement expires on September 7, 2007, unless it is extended in writing by the parties.

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

               (b)  potential fluctuation of quarterly results;

               (c)  failure of Imaging3 to earn revenues or profits;

               (d) inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

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

CURRENT OVERVIEW

     Though our efforts have been to market our refurbished equipment, sales and revenues from service and parts sales are increasing either from extended warranty  purchases  at the time of purchase of the  refurbished  equipment,  or service contracts and time and material revenue realized upon warranty expiration, the majority which will be realized one year from equipment purchase as warranties expire.

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

     The fact that we were able to obtain $1,229,180 of external equity financing during the 2004 year, $613,750 in the 2005 year and $1,687,287 during the first nine months of the 2006 year has enabled us to hire additional sales personnel. This hiring is beginning to show positive results as these sales persons enhance their competency and familiarize themselves with our operating procedures, methods, terminology, technology and software tools. In order to accelerate sales growth, product development and marketing, we will require additional capital from equity financing. Depending on the amount of such additional capital available to us, present plans are to invest a substantial portion of it in sales and marketing, manufacturing the inventory to support sales, and infrastructure to smoothly process the resulting transactions. We constantly evaluate the alternative methods to obtain this capital on the most favorable terms. However, we cannot assure that we will be able to locate sources of capital on such terms.

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

     Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer's needs ranging from 5 days to 6 months. An operating lease agreement is utilized. The rental revenues were insignificant in the three month period ended September 30, 2006. Written rental agreements are used in all instances.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

     We had revenues in the first nine months of 2006 of $983,435 compared to $1,387,915 in 2005, which represents a 29% decrease. The decrease in revenue is due in part to the absence of the Company's normal aggressive marketing campaign for this period primarily because of the concentration given to the development of our new patented product, the Dominion. In the first nine months of 2006, our equipment sales were $642,225 compared to $1,151,760 in 2005, representing a decrease in equipment sales of $509,535 in for this period or 44%. Our service and parts sales for the first nine months of 2006 were $372,210 compared to $285,581 in 2005, which increased by $86,629 or 30% due in part to the individual efforts and training of our service personnel.

     Our cost of revenue was $519,641 for the first nine months of 2006 and $746,600 for this same period in 2005, which represents a decrease of $226,959 or 30%. This is due in large part to the decrease in sales for this same period. We experienced a decrease in the gross profit margin for the nine month period in 2006 of $463,794 versus $641,315 in 2005. Our operating expenses increased by 29% from $1,250,617 in 2005 to $1,780,909 in 2006, mostly due to an increase in administrative salaries and outside consulting services. Our loss on operations increased to $1,317,115 in 2006 compared to $609,302 in 2005, a 53% increase. Our net loss was $1,488,805 in 2006 compared to $662,153 in 2005, a 56%
increase, as a result of a lower revenue stream. Also contributing to this increase in net loss was the buy-out expense of a prior shareholder's interest in the Company.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2006 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2005

     Comparing the quarter ended September 30, 2006 with the same period ended September 30, 2005, we have experienced material changes in our results of operations and liquidity.

     In the quarter ended September 30, 2006, total assets decreased to $669,830 from $947,553 at September 30, 2005. This decrease of approximately $277,723 is due primarily to the decrease in accounts receivable of $292,783, from $751,383 to $458,600. This is due in large part to a decrease of sales.

     Revenues for the quarter ended September 30, 2006 decreased to $199,354 compared to revenues of $310,906 in the quarter ended September 30, 2005. The difference in revenue of $111,552 is due entirely from lower refurbished equipment sales and lower service sales.

     Our cost of revenue decreased during the quarter ended September 30, 2006 to $70,416 compared to $152,379 in the quarter September 30, 2005. This decrease is due to fewer sales of machines to be refurbished during the September 30, 2006 quarter, thus requiring fewer costs and less new inventory purchases to fill those orders. Our gross profit decreased during the quarter ended September 30, 2006 to $128,938 compared to $158,527 in the quarter ended September 30, 2005. Our loss from operations increased from $206,706 in the quarter ended September 30, 2005 to $501,090 in the quarter ended September 30, 2006. This was due in large part to increased operating expenses in the quarter ended September 30, 2006 to $630,029 from $365,233 in the quarter ended September 30, 2005.

     Our accounts payable decreased from $340,265 at September 30, 2005 to $319,686 at September 30, 2006. Our accrued expenses increased during the period ended September 30, 2006 to $2,327,127 from $2,233,730 at September 30, 2005.
The difference in accrued expenses is $93,397 and the increase in accrued expenses is due primarily to accrued litigation settlements.

     The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit. The Company will need between $50,000 and $100,000 annually to maintain its reporting obligations. Financing options are available to the Company either via a private placement memorandum or through the public sale of stock. There is no assurance that the Company can raise sufficient capital to complete the development of its prototype and to sustain monthly operations. The Company needs for additional financing are likely to persist.

CAPITAL RESOURCES

     The Company's cash position was $5,411 at September 30, 2006 compared to $2,226 at September 30, 2005.

     As of September 30, 2006, the Company has current assets of $601,057 and current liabilities of $3,456,732.

     Net cash used for operating activities amounted to $1,357,745 for the nine month period ended September 30, 2006, as compared to $215,986 for the nine month period ended September 30, 2005. The increase in 2006 as compared to 2005 resulted from increased operating expenses for the same period.

     Net cash provided by financing activities amounted to a $1,352,402 and $177,513 for the nine month period ended September 30, 2006, and 2005, respectively. The increase in 2006 resulted from the Company's private placements of its common stock.

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

Item 3. CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as Amended (the "Exchange Act")) as of September 30, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

PART II. - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     In connection with a fire at the Company's facility on or about February 19, 2002, in which the Company's manufacturing, warehouse, and office facilities were substantially destroyed, the Company has become engaged in litigation in several courts, as described in the following paragraphs.

     On February 28, 2002, the Company (as Imaging Services, Inc.) initiated legal proceedings in the Los Angeles Superior Court against its construction contractor, Tower Engineering [Imaging Services, Inc. and Dean Janes v. Tower Engineering, Los Angeles Superior Court case number EC033979.] In connection with that action, Tower Engineering filed a cross-complaint against the Company, seeking payment of allegedly outstanding invoices related to the same construction. The Company answered the cross-complaint, denying its allegations. A primary defendant in that action, Mario Osorio, dba Albert's Electric Service, was discharged in a bankruptcy action, and his insurer has also gone into liquidation. Summary judgment was entered against the Company with respect to its affirmative claim for relief in connection with the Company's fire losses, and this ruling was upheld on appeal. The claims of Tower Engineering for allegedly unpaid invoices were presented to binding arbitration. Another construction-related collection case, Westside Wholesale Electric and Lighting, Inc. v. Mario Albert Osorio, dba Albert's Electric Service, and Dean Janes; Los Angeles Superior Court case number 02K02597, was consolidated with the primary Imaging vs. Tower action, and was arbitrated at the same time. Imaging3, Inc. and Dean Janes were found liable to the claimants in the amount of $69,187.06 plus costs. The Trial Court awarded costs against the Company of $9,954.00. A judgment for costs on appeal against Imaging3, Inc. in favor of Tower has been made in the amount of $253.92, and remains outstanding. The Company has accrued a liability of $79,395 on its financial statements for this litigation.

     On April 25, 2002, the Company initiated litigation against a former employee and his subsequent employer for unfair business practices and related business torts in connection with that employee's post-termination conduct. In that action, Imaging Services, Inc. v. Dan Asbille, Imaging Technologies, and Computron Inc.; Los Angeles Superior Court Case Number BC 272665, the Company alleged causes of action for (1) Intentional Interference with Prospective

Business Relations, (2) Breach of the Implied Covenant of Good Faith and Fair Dealing, (3) Unfair Business Practices, (4) Fraud, (5) Conversion, (6) Constructive Trust, (7) Declaratory Relief, (8) Implied Contractual Indemnity,
(9) Total Equitable Indemnity, (10) Partial Equitable Indemnity, and (11) Contribution and Repayment. This action is pending in the Northwest District of the Los Angeles Superior Court. Two of the defendants, individual defendant Danny Asbille, and Computron Display Systems, Inc. responded with cross-complaints against the Company for breach of contract and conversion, which have been defended in conjunction with the Company's prosecution of the initial Complaint. In January 2004, a jury in this action found in favor of the Company with respect to the Company's conversion claims against Danny Asbille and Computron Display Systems, Inc., and awarded the Company $88,557.00. The same jury found in favor of Computron Display Systems, Inc. with respect to its conversion claim against the Company in the amount of $17,500.00. That jury also awarded $97,500.00 to Danny Asbille with respect to his contract claim against the Company. No payments associated with any of these awards have been made. The Company has accrued a liability of $26,443 on its financial statements for this litigation.

     The Arkansas Medical Imaging LLC vs. Imaging3, Inc. action was resolved through mediation on or about March 3, 2006, at which time the Company agreed to make sixty (60) payments of $1,250.00 per month, commencing on March 20, 2006. The first payment pursuant to this agreement was made in March, 2006. The Company recorded the difference between the accrued amount and the settlement amount as gain from litigation settlement amounting to $10,194 in the financial statement during the three month period ended March 31, 2006. The Company has accrued the remaining unpaid balance of $70,000 on its financial statements as a liability.

     The Covington Anesthesia Assoc. matter resulted in a judgment in favor of the plaintiff in the amount of $7,654.34 principal, plus attorneys' fees, court costs, and interest in October 2003; a sister-state judgment was entered in the Los Angeles Superior Court in September, 2004 in the amount of $11,227.19 (Los Angeles Superior Court case # 04C01792). The Company has accrued $11,227 of liability on its financial statements for this litigation.

     The DeLage Landen case sought $16,619.27 plus interest from June 1, 2003 and attorneys' fees. Negotiation resulted in a settlement pursuant to which the Company was to pay $750.00 per month for eleven months, with a final payment thereafter of $4,750.00. The Company has accrued the remaining unpaid amount of $9,000 of liability on its financial statements.

     The Dove case in Texas, on January 23, 2004, resulted in a judgment against the Company and Dean Janes in the amount of $17,100.00, plus interest from January 23, 2004 at 5% per annum, plus attorneys' fees of $5,500.00, and costs of court. The plaintiff in that case has initiated collection activity in California. The Company has accrued $24,573 of liability on its financial statements.

     The Executive Car Leasing action seeks $14,901.73 plus collection costs and fees against the Company. The case was settled for $11,500. The Company has accrued the remaining unpaid amount of $8,000 as a liability on its financial statements.

     The Fairfield Pain Management Center action sought $142,500.00, plus "consequential" damages in excess of $20,000.00, plus costs against the Company. The Company has agreed to the terms of a settlement as follows: One-Hundred and Forty-Two-Thousand, Five-Hundred Dollars ($142,500.00, the "Settlement Sum"), in monthly installments as follows:

     i. One-thousand five-hundred dollars ($1,500.00) per month for twelve months ($18,000.00), commencing on March 15, 2006. Thereafter,
     ii. Two-thousand dollars ($2,000.00) per month, for twelve months ($24,000.00). Thereafter,
     iii. Two-thousand, five-hundred dollars ($2,500.00) per month, for twelve months ($30,000.00). Thereafter,
     iv. Three-thousand dollars ($3,000.00) per month, for twelve months ($36,000.00). Then,
     v. A balloon payment of the balance ($34,500.00) at the end of the 48 monthly installments.

     The Company has paid $6,000 so far and accrued the remaining unpaid amount of $136,500 as a liability on its financial statements.

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

     The Medison action, initiated on or about April 28, 2004 and sent to the Company some time thereafter, sought $515,000.00 plus interest, and was submitted, by the claimants, to the Korean Commercial Arbitration Board. The Company has submitted a response to the claimants' Application for Arbitration, objecting to the Board's jurisdiction, and opposing the claimants' assertions on their merits. In or about December 2004, the Korean Commercial Arbitration Board awarded the claimants, against the Company, $515,000.00, plus interest at varying rates from March 1, 2002. The claimants filed suit in the United States District Court on April 15, 2005, seeking to enforce and collect the award of the Korean Commercial Arbitration Board. The plaintiffs' complaint prays for $692,277.52, plus attorneys' fees, costs, and interest at an annual rate of twenty percent (20%), or approximately $318.00 per day. The Company has accrued $773,403 of liability on its financial statements for this litigation.

     The Modern Printing action was settled in October, 2003, with the Company agreeing to make four monthly installments of $2,000.00 each, with a total of $16,000.00 due (less payments made) in the event of a default. The Company has accrued $16,000 of liability on its financial statements for this litigation.

     The North American Imaging (NAI) case had been set for trial on March 29, 2004. The Plaintiff in NAI previously obtained a writ of attachment against the Company, and sought damages against the Company and Dean Janes in the amount of $106,469.98. The Company had a cross-complaint against NAI. The NAI action was settled in February 2004, pursuant to which the Company agreed to pay $6,153.85 each month, commencing on April 1, 2004, until the total sum of $80,000.00 has been paid. The Company has paid off the amount.

     The North Surgery action seeks $33,500.00 plus costs against the Company. The Company has retained local counsel in Tennessee to represent its interests. The Company has accrued $33,500 of liability on its financial statements for this litigation.

     The Peach Tree Clinic action was filed in Yuba County, and served on the Company on June 6, 2005. The complaint seeks $30,364.13, plus $25,000.00 for "loss of use" of equipment and $5,000.00 for attorneys' fees. The Company successfully moved to have the matter transferred to Glendale, California, where it has been ordered to mediation. The Company has accrued $60,364 on its financial statements. The Company has since settled this account for the total sum of $30,364.00 with monthly payments of $500.00 starting May 20, 2006. The Company has recorded a gain from settlement of debt of $30,000 during the three month period ended June 30, 2006 and accrued the remaining unpaid amount of $29,364 as a liability on its financial statements.

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

     The Plaintiff in the Skagit County case sought $43,198.00 plus punitive damages, interest, costs and attorneys' fees. The Skagit County action has been settled through the Company's agreement to pay a total of $32,398.50, plus interest at 5% per annum within 24 months. An initial payment of $2,000.00 was paid on July 9, 2004, and the Company agreed to make additional monthly payments of $1,000.00 per month, commencing on August 9, 2004, with a final balloon payment at the end of the 24th month to satisfy the $32,398.50 amount. The Company has accrued the remaining unpaid amount of $22,398 as a liability on its financial statements.

     The Stonebridge Leasing case resulted in a Pennsylvania judgment in the amount of $25,698.23 in July, 2003. The Company has accrued $25,698 as a liability on its financial statements.

     The Surgery Center LLC action sought $75,500.00 plus collection costs. A trial had been set for January 31, 2005. In January, 2005, the Plaintiffs and the Company agreed to the terms of a settlement, pursuant to which the Company agreed to make forty (40) monthly payments of $1,000.00, without interest. The Company has accrued the remaining unpaid amount of $36,000 as a liability on its financial statements.

     The Tenaya Surgical action was filed in Clark County (Las Vegas), Nevada in February 2006, and served on the Company thereafter. It names, as Defendants, the Company as well as Dean Janes, Michelle Janes, Xavier Aguilera and Christopher Sohn. The complaint seeks contractual and tort damages "in excess of $10,000.00" relative to an April 13, 2005 contract. The Company will seek Nevada counsel to represent its interests. The Company has accrued $50,000 of liability on its financial statements.

     The Toms River Surgery case sought $192,604.00 plus punitive damages, attorneys' fees and costs of collection, and was settled in June 2004, with the Company's agreement to pay Toms River $88,000.00 plus interest at 6% per annum from June 1, 2004 until the date of full payment, which was to be made no later than January 1, 2006. Not all of the agreed payments were made, and Judgment has been entered against the Company (and recorded in Los Angeles, Orange, Riverside, Ventura, Santa Barbara, and San Bernardino Counties) in the amount of $96,750.00 of liability. The Company has accrued $96,750 on its financial statements.

     The Company employed Colorado counsel as attorneys of record in the Veterinary Management Services case, and such local counsel withdrew in or about September, 2002. The Veterinary Management Services case was scheduled to go to trial on November 24, 2003, and resulted in a default judgment against the Company in the amount of $382,900.73. This judgment was then entered as a sister-state judgment in California in the amount of $382,900.73 (Los Angeles Superior Court case # BS091681). The Company has filed a Motion to Vacate this entry of judgment, which motion was denied on October 28, 2004. The Company has filed a Notice of Appeal, and expects to seek recourse through further proceedings. The Company has accrued $382,900 of liability on its financial statements.

     The Wayne LeBleu & Assoc. vs. Imaging3 case resulted in a default judgment of $4,010.16 on June 7, 2004, and, in September 2004 was entered as a sister-state judgment in California in the amount of $5,540.74 (Los Angeles Superior Court case #04C01777). The Company has accrued $5,540 of liability on its financial statements.

     The Company believes, based on its review and consultation with outside legal counsel, that the ultimate resolution of the outstanding litigations may have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On July 1, 2006, in order to raise $750,000, the Company issued a Private Placement Memorandum for the issuance of 7,500,000 shares at $0.10 per share with a minimum investment of $5,000 for 50,000 shares. As of the date of this report, the Company issued 100,000 shares for $10,000. This Private Placement has since been extended for an additional 180 day period. In September 2006 the Company entered into an agreement for the sale of its common stock to non-United States residents only pursuant to Regulation S of the Securities Act of 1933, as amended. The sale price of the shares will be at a substantial discount from the public trading price at the time of sale. Sales of the Company's common stock pursuant to this Regulation S private placement may be made at variable prices from time to time in the future. As of November 7, 2006, the Company had sold a total of 245,400 shares raising gross proceeds of $25,060 in this offering.

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

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.                DESCRIPTION

       3.1         Articles of Incorporation (1)
       3.2         Articles of Amendment dated October 25, 2001, June 24, 2002, and August 13, 2002(1)
       3.3         Bylaws (1)
       3.4         Certificate of Amendment dated September 30, 2003(2)
       3.5         Certificate of Amendment dated October 25, 2001(3)
       3.6         Certificate of Amendment June 24, 2002(3)
       3.7         Certificate of Amendment August 13, 2002(3)
       10.1        Patent #6,754,297(3)
       10.2        Consulting Agreement(3)
       10.3        Assignment(3)
       10.6        Commercial Promissory Note dated August 4, 2004(4)
       10.7        Security Agreement(4)
       10.8        Commercial Promissory Note dated April 24, 2005(5)
       10.9        Lease entered into May 24, 2001 by and between Dean M. Janes and Imaging Services, Inc.(6)
      10.10        IR Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease - Net,
                   dated June 21, 2004 by and between Four T's, Bryan Tashjan, Ed Jr. Tashjan, Bruce Tashjan, Greg
                   Tashjan and Dean Janes DBA Imaging Services, Inc.(6)
       31.1        Section 302 Certification of Chief Executive Officer
       31.2        Section 302 Certification of Chief Financial Officer
       32.1        Section 906 Certification

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

         Report on Form 8-K filed on September 13, 2006 relating to proposed private placement of common stock pursuant to Regulation S of the Securities Act of 1933, as amended.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006             IMAGING3, INC.

                                     By:  \s\ Dean Janes
                                     ------------------------------------------
                                     Dean Janes, Chief Executive Officer
                                     and Chairman (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/Dean Janes                                      Dated: November 14, 2006
    -------------------------------------------
    Dean Janes, Chief Executive Officer
    and Chairman (Principal Executive Officer)

By: /s/Christopher Sohn                                 Dated: November 14, 2006
    -------------------------------------------
    Christopher Sohn, Director, President
    and Chief Operating Officer

By: /s/Xavier Aguilera                                  Dated: November 14, 2006
    -------------------------------------------
    Xavier Aguilera, Chief Financial Officer,
    Secretary, and Senior Vice President
    (Principal Financial/Accounting Officer)