Form 10KSB
period 2006-12-31
IMAGING3 INC
filed 2007-04-10
CIK 1205181

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2006

            For the period from January 1, 2006 to December 31, 2006

                        COMMISSION FILE NUMBER 000-50099

                                 IMAGING3, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)


      CALIFORNIA                                       95-4451059
    --------------                          -----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                3200 W. VALHALLA DRIVE, BURBANK, CALIFORNIA 91505
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
                            ------------------------
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON
 TITLE OF EACH CLASS                                  WHICH REGISTERED
---------------------                            --------------------------
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

         State issuer's revenues for its most recent fiscal year. $1,385,940.
                                                                  ----------

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $19,840,000 as of March 31, 2007 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by OTC Bulletin Board).

         There were 193,584,976 shares outstanding of the registrant's Common Stock as of March 31, 2007.

                                TABLE OF CONTENTS
                                     10-KSB

PART I............................................................................................................1

   ITEM 1.        BUSINESS........................................................................................1
   ITEM 2.        PROPERTIES.....................................................................................15
   ITEM 3.        LEGAL PROCEEDINGS..............................................................................15
   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................17

PART II..........................................................................................................17

   ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...........................17
   ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF  OPERATIONS AND FINANCIAL CONDITION.........18
   ITEM 7.        FINANCIAL STATEMENTS OF IMAGING3, INC..........................................................22
   ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........41
   ITEM 8A.       CONTROLS AND PROCEDURES........................................................................41
   ITEM 8B.       OTHER INFORMATION..............................................................................41

PART III.........................................................................................................41

   ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT..................................................41
   ITEM 10.       EXECUTIVE COMPENSATION.........................................................................44
   ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................45
   ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................46
   ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K...............................................................47
   ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................48

SIGNATURES.......................................................................................................49


                                     PART I

ITEM 1. BUSINESS

GENERAL

         Imaging3, Inc. (the "Company" or "Imaging3") has developed a proprietary medical technology designed to produce 3D medical diagnostic images in real time. In the future, healthcare workers using Imaging3 devices will potentially be able to instantly view 3D, high-resolution images of virtually any part of the human body.

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

         In order to better position the Company for its future direction, away from service and towards providing proprietary medical imaging products, the Company changed its name from Imaging Services, Inc. to Imaging3, Inc. on August 20, 2002.

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

MULTI-FUNCTION DEVICE

         A diagnostic medical imaging device built with Imaging3 technology can perform several functions and can replace or supplement a number of exiting devices, resulting in considerable cost savings for hospitals and healthcare centers. These functions include:

         o        Perform real-time, 3D medical imaging;
         o        Emulate  a  computerized   tomography  ("CT")  scanner  (at  a
                  fraction of the capital cost); and
         o        Perform standard fluoroscopy.

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

         Ultrasound is a real-time tomgraphic imaging modality. Not only does it produce real-time tomograms of the position of reflecting surfaces (internal organs and structures), but also it can be used to produce real-time images of tissue and blood motion. However, ultrasound is a low-resolution imaging modality that does not produce an image as precise and clear as fluoroscopy. The Company's devices will rely instead on the use of fluoroscopy, a high-resolution imaging modality, to produce "live" X-ray images of living patients in 3D.

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

PRODUCT AND SERVICE DIFFERENTIATION

         The differentiating attributes of Imaging3 technology include:

         o The only 3D, real time medical diagnostic imaging device in the market that will produce high resolution images;
         o        Reasonably priced;
         o        Easy-to-install;
         o        Vast array of features; and
         o        Highly reliable.

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

POSITIONING

         Imaging3 can be positioned as offering the superior solution for producing medical diagnostic images. The Company's unique advantage is that it can offer a diagnostic imaging solution that will allow healthcare providers to view real time references for virtually any procedure. The Company can reposition its competitors by demonstrating that their offerings are inadequate because they:

         o        Do not provide 3D images;
         o        Do not provide images in real time;
         o        Do not provide high resolution images; and
         o        Are too costly.

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

         o        Direct Sales - Full suggested list price;
         o        Dealers - 30% off suggested list price; and
         o        Manufacturer's Representatives - 10% commission.

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

EMPLOYEES

         The Company currently employs 9 full-time individuals, all of who are working at the Company's offices at 3200 W. Valhalla Drive, Burbank, California 91505. Of those 9 full-time employees, 5 are employed in administrative, marketing, and sales positions, and the remaining 4 are technical employees employed in research, development and production positions. The Company projects that during the next 12 months, the Company's workforce is likely to increase.

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

         All of our current used rebuilt products are Class II devices, FDA approved through OEM for marketing. Once approved the FDA will not require the manufacture to resubmit an application or change the classification. They may however, request further information about the product(s), manufacturer and GMP requirements. The devices currently sold by this Company are not manufactured by this Company. OEC Medical Systems, is the original device manufacturer and responsible for the FDA submission of their original device(s). Imaging3, Inc., remanufactures OEC Medical Systems devices, thus we are not required to submit any FDA submission for these devices. In some instances, Imaging3, Inc. has performed modifications to these devices to improve the devices functionality, and in these instances Imaging3, Inc. has submitted 510(k) applications. These modifications are to existing devices with existing classifications listed in the FDA database and cannot be reclassified. The FDA database listing for current products is listed below:

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

         Since our registration with the FDA in 1995, we have had only one audit. We did not receive any notice or correspondence of non-compliance due to that audit. We received only a one suggestion regarding our record keeping process, which addressed preventive maintenance forms being included in all customer files, for which we provide service. We have, to our knowledge, been in good standing with the FDA, receiving no actions or correspondence.

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

ITEM 2. PROPERTIES

         The Company currently maintains its administrative offices and production facility at 3200 W. Valhalla Drive, Burbank, California 91505. This facility contains 10,600 square feet of space, and the Company currently pays rent at a rate of $1.05 per square foot, gross.

ITEM 3. LEGAL PROCEEDINGS

         Partly in connection with a fire at the Company's facility on or about February 19, 2002, in which the Company's manufacturing, warehouse, and office facilities were substantially destroyed, the Company has become engaged in litigation in several courts, as described in the following paragraphs.

         On February 28, 2002, the Company (as Imaging Services, Inc.) initiated legal proceedings in the Los Angeles Superior Court against its construction contractor, Tower Engineering [Imaging Services, Inc. and Dean Janes v. Tower Engineering; Los Angeles Superior Court case number EC033979]. In connection with that action, Tower Engineering filed a cross-complaint against the Company, seeking payment of allegedly outstanding invoices related to the same construction. The Company answered the cross-complaint, denying its allegations. A primary defendant in that action, Mario Osorio, dba Albert's Electric Service, was discharged in a bankruptcy action, and his insurer has also gone into liquidation. Summary judgment was entered against the Company with respect to its affirmative claim for relief in connection with the Company's fire losses, and this ruling was upheld on appeal. The claims of Tower Engineering for allegedly unpaid invoices were presented to binding arbitration. Another construction-related collection case, Westside Wholesale Electric and Lighting, Inc. v. Mario Albert Osorio, dba Albert's Electric Service, and Dean Janes; Los Angeles Superior Court case number 02K02597, was consolidated with the primary Imaging vs. Tower action, and was arbitrated at the same time. Imaging3, Inc. and Dean Janes were found liable to the claimants in the amount of $69,187.06 plus costs. The trial court awarded costs against the Company of $9,954.00. A judgment for costs on appeal against Imaging3, Inc. in favor of Tower has been made in the amount of $253.92, and remains outstanding. As of December 31, 2006, the total amount due was $96,750.

         On April 25, 2002, the Company initiated litigation against a former employee and his subsequent employer for unfair business practices and related business torts in connection with that employee's post-termination conduct. In that action, Imaging Services, Inc. v. Dan Asbille, Imaging Technologies, and Computron Inc.; Los Angeles Superior Court Case Number BC 272665, the Company alleged causes of action for (1) Intentional Interference with Prospective Business Relations, (2) Breach of the Implied Covenant of Good Faith and Fair Dealing, (3) Unfair Business Practices, (4) Fraud, (5) Conversion, (6) Constructive Trust, (7) Declaratory Relief, (8) Implied Contractual Indemnity,
(9) Total Equitable Indemnity, (10) Partial Equitable Indemnity, and (11) Contribution and Repayment. This action is pending in the Northwest District of the Los Angeles Superior Court. Two of the defendants, individual defendant Danny Asbille, and Computron Display Systems, Inc. responded with cross-complaints against the Company for breach of contract and conversion, which have been defended in conjunction with the Company's prosecution of the initial complaint. In January 2004, a jury in this action found in favor of the Company with respect to the Company's conversion claims against Danny Asbille and Computron Display Systems, Inc., and awarded the Company $88,557.00. The same jury found in favor of Computron Display Systems, Inc. with respect to its conversion claim against the Company in the amount of $17,500.00. That jury also awarded $97,500.00 to Danny Asbille with respect to his contract claim against the Company. No payments associated with any of these awards have been made. As of December 31, 2006, the total amount due by the Company was $26,443.

         The Company and its Chief Executive Officer (Dean Janes) also have certain litigation and negotiations in progress resulting from activities arising from normal operations. These actions involve disputed amounts claimed in connection with purchase orders, and invoices, and are pending in several jurisdictions. The Company disputes the amounts claimed in these collection actions, and is or has been defending, or assisting in defending, each of these actions in the jurisdictions in which they were filed. These actions are ARKANSAS MEDICAL IMAGING LLC VS. IMAGING3, INC., Los Angeles Superior Court case # BC 334585; THE CENTER FOR PHYSICAL MEDICINE AND REHABILITATION V. IMAGING SERVICE, INC.; Alabama Court Case number 2001-242-GR, filed January 25, 2002; COVINGTON ANESTHESIA ASSOC. P.C. VS. IMAGING SERVICES, INC., Magistrate Court of Rockdale County, Georgia case number 2003-CV-1607 I; DELAGE LANDEN FINANCIAL SERVICES VS. IMAGING3, INC., Los Angeles Superior Court case # 04C01092; DLW, LLC VS. IMAGING3, INC. DEAN JANES, MICHELE JANES, WILLIAM AYRES, Los Angeles Superior Court case number BC305279, filed October 30, 2003; DOVE VS. IMAGING3, INC. AND DEAN Janes, Tarrant County Texas Case number 03-17988-1, filed August 15, 2003; EXECUTIVE CAR LEASING CO. VS. IMAGING SERVICES, INC., Los Angeles case # 04C01929, filed December 1, 2004; FEDERAL EXPRESS VS. IMAGING3, INC., Los Angeles Superior Court case #04C00240; FAIRFIELD PAIN MANAGEMENT CENTER VS. IMAGING3, INC., United States District Court case # CV05 4503 R (RZx); FORD MOTOR CREDIT CO. VS. JANES, Los Angeles Superior Court case #04C00285; ISOL TECH AMERICA, INC. V. IMAGING SERVICES, INC., DEAN JANES, AND CHRIS SOHN; Los Angeles Superior Court Case No. EC 034969, filed on July 30, 2002; MEDICAL EQUIPMENT LOCATOR VS. IMAGING3, INC., Los Angeles Superior Court (Glendale) case number 03C00347; MEDSTONE INTERNATIONAL, INC. V. IMAGING SERVICES, INC. AND DEAN JANES; Los Angeles Superior Court case number 02CC03321, filed February 27, 2002, MEDISON CO., LTD., KYUN JAE CHOI AND SEUNG WOO LEE, CO-RECEIVERS VS. IMAGING3, INC., Korean Arbitration Board case # 04113-0007; MODERN PRINTING & MAILING VS. IMAGING SERVICES, INC., San Diego Superior Court case number IC793409; NORTH SURGERY VS. IMAGING3, INC., Circuit Court of Tennessee case # CT-003920-05; NORTH AMERICAN IMAGING (NAI) VS. IMAGING3, INC. AND DEAN JANES, Ventura County Superior Court case number CIV218907; PAIN RELIEF CENTERS VS. IMAGING SERVICES, INC., Catawba County (North Carolina) file number 01CVS4081; PROGRESS LEASING COMPANY VS. IMAGING SERVICES, INC., Court of Common Pleas, Montgomery County, PA case # 04-01132; SKAGIT COUNTY PUBLIC HOSPITAL VS. IMAGING3, INC., San Diego Superior Court case number GIC815767, filed August 8, 2003; PEACH TREE CLINIC VS. EC041751; RICHARDSON ELECTRONICS VS. IMAGING3, INC. AND DEAN JANES, Los
Angeles County Superior Court case number 02T04018, filed November 12, 2002; WAYNE LEBLEU & ASSOCIATES VS. IMAGING3, INC., Vermilion Parish, Louisiana case #20407239; STONEBRIDGE LEASING CO. VS. IMAGING SERVICES, INC. AND DEAN JANES, Chester County (Pennsylvania) Court of Common Pleas docket number 03-02293, filed March 19, 2003; SURGERY CENTER LLC (AMBULATORY SURGICAL CENTER), ET AL. VS. IMAGING SERVICES, INC., IMAGING3, INC,. Los Angeles Superior Court (Glendale/Burbank) case number EC037887, filed October 20, 2003; TENAYA SURGICAL CENTER LLC VS. IMAGING3, INC., Clark County (Las Vegas) District Court case # A516984; TOMS RIVER SURGERY CENTER, LLC VS. IMAGING3, INC., Los Angeles Superior Court case number BC288311, filed January 9, 2003; VETERINARY MANAGEMENT SERVICES, INC. V. IMAGING SERVICES, INC.; Colorado case number 01-CV-001419; filed on May 25, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The Company's common stock began trading in February 2006 on the OTC Bulletin Board Market under the symbol "IMGG." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

                        2007                              HIGH            LOW
                        ----                              ----            ---
   First Quarter ended March 31, 2007                     $0.13           $0.12

               YEAR ENDED DECEMBER 31, 2006               HIGH            LOW
               ----------------------------               ----            ---
   First Quarter ended March 31, 2006                     $0.20           $0.19
   Second Quarter ended June 30, 2006                     $0.25           $0.23
   Third Quarter ended September 30, 2006                 $0.15           $0.145
   Fourth Quarter ended December 31, 2006                 $0.185          $0.151

               YEAR ENDED DECEMBER 31, 2005               HIGH            LOW
               ----------------------------               ----            ---
   First Quarter ended March 31, 2005                     N/A             N/A
   Second Quarter ended June 30, 2005                     N/A             N/A
   Third Quarter ended September 30, 2005                 N/A             N/A
   Fourth Quarter ended December 31, 2005                 N/A             N/A

----------------------

         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 2006, there were approximately 498 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of December 31, 2006, there were approximately 204,109,521 shares of common stock outstanding on record.

DIVIDENDS

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

         On September 1, 2005, the Board of Directors and a majority of shareholders adopted Imaging3's 2005 Stock Option Plan (the "Option Plan"). The Option Plans was ratified by the shareholders of the Company by written consent effective September 1, 2005. The Option Plan authorizes the issuance of up to 16,000,000 shares of the Company's common stock pursuant to the grant and exercise of up to 16,000,000 stock options. As of March 31, 2007, no options to purchase shares of common stock have been granted under the Option Plan.

         As of March 31, 2007, the Company had no warrants outstanding.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

         This Form 10-KSB contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about the Company's financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-KSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-KSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

         (a)      volatility or decline of the Company's stock price;
         (b)      potential fluctuation in quarterly results;
         (c)      failure of the Company to earn revenues or profits;
         (d) inadequate capital to continue the business and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;
         (e) failure to commercialize the Company's technology or to make sales;
         (f)      changes in demand for the Company's products and services;
         (g)      rapid and significant changes in markets;
         (h) litigation with or legal claims and allegations by outside parties;
         (i)      insufficient revenues to cover operating costs.

         There is no assurance that we will be profitable. We may not be able to develop, manage or market our products and services successfully. We may not be able to attract or retain qualified executives and technology personnel. We may not be able to obtain customers for our products or services. Our products and services may become obsolete. Government regulation may hinder our business. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options.

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

         REVENUE RECOGNITION. We recognize revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). We recognize revenue upon shipment, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. We accrue for warranty costs, sales returns, and other allowances based on our experience which tells us we have less than $25,000 per year in warranty returns and allowances. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations. We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement. This is a critical policy, because we want our accounting to show only sales that are "final" with a payment arrangement. We do not make consignment sales or inventory sales subject to a "buy back" or return arrangement from customers.

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

         Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer's needs ranging from 5 days to 6 months. An operating lease agreement is utilized. The rental revenues were insignificant in the twelve month period ended December 31, 2006. Written rental agreements are used in all instances.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2005.

         We had revenues in 2006 of $1,385,940 compared to $2,095,654 in 2005, which represented a 33%, decrease. The decrease in sales was attributed directly to over a decrease in both equipment and table sales for this period. In 2005, our remanufactured equipment sales were $1,305,250 compared to $880,500 in 2006 representing a decrease in equipment sales of $424,750 or 36%. Our service and parts sales for 2006 were $192,245 as compared to $145,489 in 2005, which is an increase of $46,756 or 32%.

         Our rental revenue has been a little more than 1% in the past 2 years and is recognized over the term of the lease agreement. Rental revenues are only deemed earned as collected. In February 2002, fire destroyed our manufacturing facility and headquarters building along with our entire inventory, all office equipment and internal infrastructure. Rebuilding the Company's inventory and entire infrastructure continues to this day. The amount of insurance received from this fire was approximately $2,400,000, which was inadequate to replace inventory and rebuild the necessary assets and infrastructure acquired and rebuilt over eight years of prior business. Several employees were let go and offices in San Diego, Arizona, Washington and Florida were closed, which lowered administrative expenses but negatively impacted revenue and income as well.

         Our cost of revenue was $676,622 in 2006 and $1,072,837 in 2005, a decrease of $396,215 or 37%. This decrease resulted directly from decreased equipment and service and sales parts. A decreased profit margin in 2006 of $709,318 from $1,022,817 or 30% from 2005 gave the Company a weaker gross profit margin for the year. This is due to decreased revenue in 2006. The Company's total operating expenses increased from $2,179,428 in 2005 to approximately $3,009,268 in 2006 by 38% due to payments toward litigation settlements. The Company has recorded a gain on legal settlements for 2006 of $31,750.00, which is the difference from the reserved total liability of lawsuits and the negotiated settlement payment of lawsuits. (Refer to Legal Proceedings and Note 15 in the financial section for further detail). Miscellaneous expense increased by $173.499 due primarily to increase two miscellaneous charges with reference to the payoff of a former partner and an adjusted journal entry for the miscalculation of an account payable paid in stock. Overall professional fees have increased by $284,713 or 81% due in part to an increase in outside consulting fees. The increase in Repairs and Maintenance of $628.65 was situated primarily in the increase of small tools and supplies for the year while the overall increase in telephone expense of $16,187 or 97% over the previous year came directly from the adjusted legal settlement in the AT&T account. Travel and

Entertainment increased by $13,117 which was impacted by a late surge in December 2006 sales and the overall account due to effective management and whose concentrated sales for the year were in and around the southwestern United States as well as late expenses resulting form the RSNA annual convention in Chicago, Illinois. The Taxes account was impacted by Other Taxes that increased by $31,715 as evidenced by increased sales to clients in the State of California, taxes owed to the State Board of Equalization and Taxes due to the County of Los Angeles. The net overall decrease of $2,028 in Utilities to the Burbank Department of Water and Power was as a result satisfying most of the debt owed the City who mistakenly read only one meter as opposed to two. Once they realized their mistake, they quickly assessed the Company the difference for the period and arranged a workout with an advance for payment of the difference.

         At December 31, 2006 the Company had a balance due to the Chief Executive Officer of the Company amounting to $371,229 for the amount borrowed by the Company. This amount is due on demand, secured and interest free.

         From the period of April 2003 to December 31, 2003 the Company was delinquent in paying payroll taxes in the amount of $103,622 including penalties and interest. This was due to the significant costs of maintaining three separate facilities to house management, manufacturing and continuing to carry costs for our destroyed facility. Also cash flow in this period was substantially low due to the devastating impact of the fire in 2002 and our efforts to rebuild operations and continue to bring in revenue. The Company has continued its negotiating payment arrangements with the Internal Revenue Service and filed an offer in compromise on August 24, 2004 for $21,000. A hearing to discuss the potential offer in compromise and payments is still pending. Management expected to have this resolved by fiscal year end 2007 with a payment schedule. Since January 1, 2004 the Company has remained current with its payroll taxes and does not expect another delinquency. Even if this assessment has to be paid in full without compromise, we believe we can meet an installment payment arrangement without it compromising the Company's operations. After accumulating the required interest as penalties, the amount now owed under this account is $150,213.00.

         The Company filed its tax return for 2000 as an S Corporation and changed its status to a C Corporation effective August 1, 2001. The Company accounts for income taxes under Statements of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. We have recorded insignificant liabilities of $800 per year for income taxes due to adjustments as a result of the conversion from an S corporation to a corporation for tax purposes. The provision for income taxes was recorded for the state minimum tax of $800 imposed on corporations. (See
Note 7 in financial statements for year ended December 31, 2004.)

         Although the Company loss on decreased revenue and displayed diminished losses during 2006, we expect the trend of losses to continue into the future at the current or greater rate as we spend money on product development and marketing. There is no assurance we can achieve significant profitable sales to overcome losses. We do not expect litigation against us to expand as evidenced by the significant drop in activity in this area and do not believe it is an increasing trend. In fact, in 2006, we had only one new litigation case as in 2005, so our feeling is that the trend is away from increasing litigation, although we can give no assurances in relation thereto.

         We experienced a very destructive fire in 2002 that destroyed our facilities and inventory. Due to the loss of records, inventory, facilities, assets and revenues and the disruption to our business and cash flow in the fire in 2002, several lawsuits resulted creating additional legal expenses (refer to "Legal Proceedings" and Note 15 in the accompanying December 31, 2006 financial statements for further detail). Many of these lawsuits were for equipment orders that could not be filled or serviced to the customer's satisfaction and vendor payables. The interruption in business, the destruction of our inventory and operations, legal expenses and the expenses incurred with rebuilding were sought through litigation with the Tower Engineering Lawsuit as described in Note 15 in the accompanying December 31, 2005 financial statements, however, this claim lost in a Motion for Summary Judgment and allowance was made for it in 2005. We have appealed the ruling but deem it unlikely we will succeed on our appeal. Further, the Arbitrator in the Tower matter ruled against us by awarding Tower a judgment for $79,394.93. Cases settled during 2005 were as previously mentioned in paragraph 3 of this report.

         In 2006, the Company spent and recorded $301,761 in addition to the over money spent in 2005 in Research and Development of the patented technology, which includes software design, mechanical design and the manufacturing of the prototype. Costs for individuals employed by Imaging3, Inc. are absorbed in normal operation expenses and are not separated at this time for simplicity. It is anticipated that expenses in this category will increase during 2007 as the prototype is nearing its completion.

LIQUIDITY AND CAPITAL RESOURCES

         Our total current assets as of December 31, 2006 increased to $627,054 from $486,588 as of December 31, 2005, a difference of $140,466 or 29%. This is due in large part to the increase in inventory of $103,033 from $401,230 in 2005 to $504,263 in 2006. The increase in current assets is also due to increase in inventory, accounts receivable and prepaid expenses.

         Our total current liabilities increased as of December 31, 2006 to $3,647,304 from $3,598,889 as of December 31, 2005. This increase is due in large part to accrued litigation expense, which as of December 31, 2006 was $119,225, and also to the consulting fees and expenses due to an officer of the Company with a December 31, 2006 net balance of $144,000. The increase in accrued liabilities for ongoing litigation occurred toward the end of the 2005 fiscal year with large adjustments for various lawsuit judgments of $301,145 and $119,225, respectively. The decrease which occurred during the twelve-month period ended December 31, 2006 of $181,920.

         During the year ended December 31, 2006, the Company used $1,609,137 of cash for operating activities, as compared to $987,848 during the year ended December 31, 2005. Cash provided by financing activities during the year ended December 31, 2006 was $1,623,123, as compared to $958,515 during the year ended December 31, 2005.

ITEM 7. FINANCIAL STATEMENTS OF IMAGING3, INC.



                                    CONTENTS

                                                                       PAGE


Report of Independent Registered Public Accounting Firm ...........     23

Balance Sheet as of December 31, 2006..............................     24

Statement of Operations
for the years ended December 31, 2006 and 2005.....................     25

Statement of Changes in Stockholders' Deficit
for the years ended December 31, 2006 and 2005.....................     26

Statement of Cash Flows
for the years ended December 31, 2006 and 2005.....................     27

Notes to Financial Statements .....................................  28-40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Imaging3, Inc.

We have audited the accompanying balance sheet of Imaging3, Inc. as of December 31, 2006 and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging3, Inc. as of December 31, 2006 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficit accumulated at December 31, 2006 of $7,718,923 including net losses of $2,121,924 for the year ended December 31, 2006. These factors as discussed in Note 13 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS


Los Angeles, California
February 25, 2007

                                 IMAGING3, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2006

                                                      ASSETS

            CURRENT ASSETS:
                      Cash and cash equivalents                                                  $         25,352
                      Accounts receivable, net                                                             76,356
                      Inventory                                                                           504,263
                      Prepaid expenses                                                                     21,083
                                                                                                   ---------------
                                Total current assets                                                      627,054

            PROPERTY AND EQUIPMENT                                                                         33,900

            OTHER ASSETS                                                                                   31,066

                                                                                                   ---------------
                                                                                                 $        692,020
                                                                                                   ===============

                                          LIABILITIES AND STOCKHOLDERS' DEFICIT

            CURRENT LIABILITIES:
                      Accounts payable                                                           $        753,784
                      Accrued expenses                                                                  2,138,866
                      Deferred revenue                                                                     98,800
                      Equipment deposits                                                                  284,625
                      Due to an officer                                                                   371,229
                                                                                                   ---------------
                                Total current liabilities                                               3,647,304

            STOCKHOLDERS' DEFICIT:
                      Common stock, no par value; authorized shares 500,000,000;
                      issued and outstanding 204,109,521 shares                                         4,845,682
                      Subscription receivables                                                            (82,043)
                      Accumulated deficit                                                              (7,718,923)
                                                                                                   ---------------
                                Total stockholders' deficit                                            (2,955,284)

                                                                                                   ---------------
                                                                                                 $        692,020
                                                                                                   ===============


   The accompanying notes are an integral part of these financial statements.

                                 IMAGING3, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                                 2006                  2005
                                                                                    -------------         --------------
       NET REVENUES                                                               $    1,385,940        $     2,095,654

       COST OF GOODS SOLD                                                                676,622              1,072,837
                                                                                    -------------         --------------
       GROSS PROFIT                                                                      709,318              1,022,817

       OPERATING EXPENSES:
               Litigation expenses                                                       255,656                360,873
               Write off of inventory                                                          -                193,508
               General and administrative expenses                                     2,753,612              1,625,047
                                                                                    -------------         --------------
                   Total operating expense                                             3,009,268              2,179,428
                                                                                    -------------         --------------
       LOSS FROM OPERATIONS                                                           (2,299,950)            (1,156,611)

       NON-OPERATING EXPENSE:
               Interest expense                                                          (68,782)               (85,843)
               Other income (expense)                                                       (500)                   793
               Legal settlement                                                           31,750                 22,921
               Gain on extinguishment of debt                                            216,358                      -
                                                                                    -------------         --------------
                   Total non-operating expense                                           178,826                (62,169)
                                                                                    -------------         --------------
       LOSS BEFORE INCOME TAX                                                         (2,121,124)            (1,218,740)

       PROVISION FOR INCOME TAXES                                                           (800)                  (800)
                                                                                    -------------         --------------
       NET LOSS                                                                   $   (2,121,924)       $    (1,219,540)

       BASIC AND DILUTED WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                   194,404,464            170,502,373
                                                                                    =============         ==============
       BASIC AND DILUTED NET LOSS PER SHARE                                       $        (0.01)       $         (0.01)
                                                                                    =============         ==============

       *Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2006 & 2005 are the same since the effect of dilutive securities are anti-dilutive.


  The accompanying notes are an integral part of these financial statements.

                                 IMAGING3, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                COMMON STOCK                                             TOTAL
                                                          NUMBER OF                    SUBSCRIPTION     ACCUMULATED   STOCKHOLDERS'
                                                            SHARES         AMOUNT       RECEIVABLES      DEFICIT        DEFICIT
                                                         -------------  -------------  --------------  ------------   ------------
     BALANCE ON JANUARY 1, 2004                           168,840,000 $    1,947,875  $            - $  (4,377,459) $  (2,429,584)

     Common stock issued for cash                          12,095,000        604,750               -             -        604,750

     Common stock issued for settlement of accounts payable   180,000          9,000               -             -          9,000

     Net loss for year ended December 31, 2005                      -              -               -    (1,219,540)    (1,219,540)
                                                         -------------  -------------  --------------  ------------   ------------

     BALANCE ON DECEMBER 31, 2005                         181,115,000      2,561,625               -    (5,596,999)    (3,035,374)

     Common stock issued for cash                          19,374,268      1,755,032               -             -      1,755,032

     Common stock issued for consulting services            2,378,800        430,260               -             -        430,260

     Common stock issued for settlement of accounts payables  491,453         91,693               -             -         91,693

     Shares issued for settlement of debt                     750,000        161,250               -             -        161,250

     Fund raising cost                                              -       (154,178)              -             -       (154,178)

     Subscription receivables                                       -              -         (82,043)            -        (82,043)

     Net loss for year ended December 31, 2006                      -              -               -    (2,121,924)    (2,121,924)
                                                         -------------  -------------  --------------  ------------   ------------

     BALANCE ON DECEMBER 31, 2006                         204,109,521 $    4,845,682 $       (82,043)$  (7,718,923) $  (2,955,284)
                                                         =============  =============  ==============  ============   ============



  The accompanying notes are an integral part of these financial statements.

                                 IMAGING3, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                               2006             2005
                                                                                          ---------------  ----------------
           CASH FLOWS FROM OPERATING ACTIVITIES:
                    Net loss                                                            $     (2,121,924)  $    (1,219,540)
                    Adjustments to reconcile net loss to net cash
                    used in operating activities:
                              Depreciation and amortization                                       14,616            15,227
                              Gain on settlement of debt                                               -           (22,921)
                              Subscription receivables                                           (82,043)                -
                              Common stock issued for consulting services                        430,260                 -
                              Common stock issued for settlement of accounts payables             91,693                 -
                              Common stock issued for settlement of debt                         161,250                 -
                              Write-off of inventory                                                   -           193,508
                              (Increase) / decrease in current assets:
                                       Accounts receivable                                       (35,076)           23,984
                                       Inventory                                                (103,033)          212,062
                                       Prepaid expenses                                           (3,371)            9,450
                                       Other assets                                               12,695               652
                              Increase / (decrease) in current liabilities:
                                       Accounts payable                                          323,765               878
                                       Accrued expenses                                         (390,404)          611,533
                                       Deferred revenue                                           34,899            63,901
                                       Equipment deposits                                         57,536          (876,582)
                                                                                          ---------------  ----------------
                    Net cash used in operating activities                                     (1,609,137)         (987,848)
                                                                                          ---------------  ----------------

           CASH FLOWS FROM FINANCING ACTIVITIES:
                              Payments on notes payables                                         (40,000)          (92,087)
                              Receipts from / (payments to) on loan from officer                 (91,909)          458,152
                              Payment of line of credit                                                -           (12,300)
                              Proceeds from issuance of common stock                           1,755,032           604,750
                                                                                          ---------------  ----------------
                    Net cash provided by financing activities                                  1,623,123           958,515
                                                                                          ---------------  ----------------

           NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                     13,986           (29,333)

           CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                             11,366            40,699
                                                                                          ---------------  ----------------

           CASH & CASH EQUIVALENTS, ENDING BALANCE                                      $         25,352   $        11,366
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

DUE TO AN OFFICER

At December 31, 2006, the Company had a balance due to the Chief Executive Officer of the Company amounting to $371,229 for amount borrowed during the year. The amount is due on demand, interest free and secured by the assets of the Company.

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

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of three to eight years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). FAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the years ended December 31, 2006.

EQUIPMENT DEPOSITS

Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balance at December 31, 2006 was $284,625.

DUE TO A FORMER SHAREHOLDER

As a part of restructuring in 2001, the Company entered into a purchase agreement with a former shareholder to buyout all his interest and ownership for $50,000. This amount is interest free, due on demand and unsecured. The outstanding balance as of December 31, 2005 was $ 40,000. In May 2006, the Company paid off the amount by issuing 750,000 shares of common stock. The Company recorded $161,250 as loss on settlement of debt.

SUBSCRIPTION RECEIVABLES

The Company classifies all amounts of money have not been received or received but have not been deposited in financial institutions from the issuance of shares, as subscription receivables. Once the Company received money, the amounts are classified as Common stock. The subscription receivables balances as of December 31, 2006 were $82,043.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying, as financial instruments are a reasonable estimate of fair value. The carrying amounts related to cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value due to the relatively short maturity of such instruments. The fair value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities.

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

The  Company's  financial   instruments  primarily  consist  of  cash  and  cash
equivalents, accounts receivable, advances to employees, accounts payable, equipment deposits, and related party advances and borrowings.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

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

ADVERTISING COSTS

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2006 and 2005 were $213,201 and $104,323, respectively.

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. Through December 31, 2006, the Company has not granted any stock option.

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

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

RECLASSIFICATIONS

Certain reclassifications were made to the 2003 financial statements to confirm to the 2004 presentation.

3. ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and management believes are collectible except for which a reserve has been provided. The balance of accounts receivable as of December 31, 2006 was $77,731. The reserve amount for uncollectible accounts was $1,375 as of December 31, 2006.

4. INVENTORIES

Inventory comprised of the following as of December 31, 2006:


                    Parts inventory                           $       210,800
                    Finished goods                                    293,463
                                                                  ------------
                    Total                                     $       504,263
                                                                  ============

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

5. PROPERTIES AND EQUIPMENT

Net property and equipment at December 31, 2006 was as follows:

                    Furniture and office equipment            $          55,704
                    Tools and Shop equipment                             54,183
                    Vehicles                                            105,871
                                                                  --------------
                                                                        215,757
                    Less Accumulated depreciation                      (181,857)
                                                                  --------------
                    Total                                     $          33,900
                                                                  ==============

Depreciation expenses were $15,227 and $15,227 for the years ended December 31, 2006 and 2005, respectively.

6.     ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2006:


         Accrued payroll taxes                                $         150,213
         Accrued wages                                                   20,400
         Other accrued expenses                                          11,566
                                                                 ---------------
         Accrued legal fees                                             358,497
         Accrued on-going litigation                                    119,225
         Accrued settled litigation payables                          1,478,965
                                                                 ---------------
         Total                                               $      2, 138, 866
                                                                 ===============


7.     INCOME TAXES

The Company changed to C-corporation in July 2001. No provision was made for Federal income tax for the year ended December 31, 2005 and 2004, since the Company had significant net operating loss. In the year ended December 31, 2006 and 2005, the Company incurred net operating losses for tax purposes of approximately $2,061,172 and $1,219,540, respectively. The net operating loss carryforwards may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences that give rise to deferred tax assets and liabilities at December 31, 2006 and 2005, comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of December 31, 2006 and 2005 was approximately $2,967,000 and $2,127,000, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

                                        DECEMBER 31, 2006      DECEMBER 31, 2005
                                        -----------------      -----------------

          Deferred tax assets
          Net operating losses               2, 967, 000       $      2,127,000
          Less: valuation allowance         (2, 967, 000)            (2,127,000)
                                          -----------------    -----------------
                                          $        -           $        -
                                          =================    =================

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                                       DECEMBER 31, 2006          DECEMBER 31, 2005
                                                       -----------------          -----------------

         Tax expense (credit) at statutory rate-federal       (34) %                    (34) %
         State tax expense net of federal tax                  (6)                       (6)
         Changes in valuation allowance                        40                        40
                                                       --------------------       -------------------
         Tax expense at actual rate                             -                         -
                                                       ====================       ===================

         Income tax expense consisted of the following:

                                                                      2006               2005
                                                                      ----               ----
                    Current tax expense:

                    Federal                                   $               -  $              -
                    State                                                   800               800
                                                                  --------------     -------------
                    Total Current                             $             800  $            800



                    Deferred tax credit:

                    Federal                                   $         714,000  $        405,000
                    State                                               126,000            71,000
                                                                  --------------     -------------
                    Total deferred                            $         840,000  $        476,000
                    Less: valuation allowance                         (840,000)         (476,000)
                                                                  --------------     -------------
                    Net Deferred tax credit                                   -                 -
                                                                  --------------     -------------
                    Tax expense                               $             800  $            800
                                                                  ==============     =============


8. STOCKHOLDERS' EQUITY

COMMON STOCK

During the year ended December 31, 2006, the Company issued 19,374,268 shares of common stock for cash amounting $1,755,032. Cash received during the year 2006 amounted to $1,672,989, and subscription receivables amounted to $82,043.

During the year ended December 31, 2006, the Company issued 2,378,800 shares of common stock for consulting services. The expenses amounted to $430,260.

During the year ended December 31, 2006, the Company issued 491,453 shares of common stock for settling accounts payable. The total amounts were settled for $91,693.

During the year ended December 31, 2006, the Company issued 750,000 shares of common stock for a former stockholder to pay off a debt totaling $40,000. The Company incurred loss of settlement of debt of $161,250 for the year ended December 31, 2006.

During the year ended December 31, 2006, the Company incurred fund raising cost of $154,178. The fund raising cost represented the commission fees payable to brokers for selling common stock and was booked against additional paid in capital received from cash received from issuance of common stock.

During the year ended December 31, 2005, the Company issued 12,095,000 shares of common stock for cash amounting $604,750.

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2005, the Company issued 180,000 shares of common stock for payments of account payable amounting $9,000.

WARRANTS

Common stock purchase options and warrants consisted of the following during the year ended December 31, 2006:

                                                                      Exercise
                                                      Warrants         Price
                                                   --------------  -------------
Outstanding and exercisable, December 31, 2005        2,391,000         $0.025
     Granted                                                  -              -
     Exercised                                        2,391,000          0.025
     Expired                                                  -              -
                                                   --------------  -------------
Outstanding and exercisable, December 31, 2006                -              -


During the year ended December 31, 2006, a total of 2,391,000 warrants were exercised in connection with the sale of common stock. The exercise price was $0.025 and totaling $59,775 cash was received from issuing common stock. As of December 31, 2006, there were no warrants outstanding in the Company.

9. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $800 and interest of $65,462 during the year 2006. The Company paid income taxes of $800 and interest of $11,424 during the year 2005.

10. GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the years ended December 31, 2006 and 2005, the Company had incurred losses of $2,121,924 and $1,219,540, respectively. The Company has accumulated deficit of $7,718,923 on December 31, 2006. In addition, the Company had negative cash flow from operating activities amounting $1,609,137 during the year ended December 31, 2006. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the years ended December 31, 2006 and 2005, towards (i) obtaining additional equity financing; (ii) controlling of salaries and general and administrative expenses; (iii) management of accounts payable; (iv) evaluation of its distribution and marketing methods; and (v) increasing marketing and sales. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost. The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the CEO and CFO. Accounts payable are reviewed and approved or challenged on a daily basis and sales staff is questioned as to the validity of any expense and on a monthly basis. Senior management reviews the annual budge to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

11. COMMITTMENTS

The Company has a facility lease agreement effective October 1, 2004 for 5 years with an option to extend for a 60 month period.

Future minimum lease commitments, excluding property taxes and insurance, payable at December 31, 2006 are approximately as follows:

              2007                      120,840
              2008                      120,840
              2009                       90,630
                              -----------------
                                 $      332,310

Rent expenses for leased facility were $120,840 and $120,840 for year ended December 31, 2006 and 2005, respectively.

12. CONTINGENCIES & LITIGATION

Partly in connection with a fire at the Company's facility on or about February 19, 2002, in which the Company's manufacturing, warehouse, and office facilities were substantially destroyed, the Company has become engaged in litigation in several courts, described herein.

On February 28, 2002, the Company (as Imaging Services, Inc.) initiated legal proceedings in the Los Angeles Superior Court against its construction contractor, Tower Engineering [IMAGING SERVICES, INC. AND DEAN JANES V. TOWER ENGINEERING, Los Angeles Superior Court case number EC033979.] In connection with that action, Tower Engineering filed a cross-complaint against the Company, seeking payment of allegedly outstanding invoices related to the same construction. The Company answered the cross-complaint, denying its allegations. A primary defendant in that action, Mario Osorio, dba Albert's Electric Service, was discharged in a bankruptcy action, and his insurer has also gone into liquidation. Summary judgment was entered against the Company with respect to its affirmative claim for relief in connection with the Company's fire losses, and this ruling was upheld on appeal. The claims of Tower Engineering for allegedly unpaid invoices were presented to binding arbitration. Another construction-related collection case, WESTSIDE WHOLESALE ELECTRIC AND LIGHTING, INC. V. MARIO ALBERT OSORIO, DBA ALBERT'S ELECTRIC SERVICE, AND DEAN JANES; Los Angeles Superior Court case number 02K02597, was consolidated with the primary IMAGING VS. TOWER action, and was arbitrated at the same time. Imaging3, Inc. and Dean Janes were found liable to the claimants in the amount of $69,187.06 plus costs. The trial Court awarded costs against the Company of $9,954.00. A judgment for costs on appeal against Imaging3, Inc. in favor of Tower has been made in the amount of $253.92, and remains outstanding. As of December 31, 2006, the total amount due amounted to $96,750.

On April 25, 2002, the Company initiated litigation against a former employee and his subsequent employer for unfair business practices and related business torts in connection with that employee's post-termination conduct. In that action, IMAGING SERVICES, INC. V. DAN ASBILLE, IMAGING TECHNOLOGIES, AND COMPUTRON INC.; Los Angeles Superior Court Case Number BC 272665, the Company alleged causes of action for Intentional Interference with Prospective Business Relations, (2) Breach of the Implied Covenant of Good Faith and Fair Dealing,
(3) Unfair Business Practices, (4) Fraud, (5) Conversion, (6) Constructive Trust, (7) Declaratory Relief, (8) Implied Contractual Indemnity, (9) Total Equitable Indemnity, (10) Partial Equitable Indemnity, and (11) Contribution and Repayment. This action was filed in the Northwest District of the Los Angeles Superior Court. Two of the defendants, individual defendant Danny Asbille, and Computron Display Systems, Inc. responded with cross-complaints against the Company for breach of contract and conversion, which were defended in conjunction with the Company's prosecution of the initial Complaint. In January 2004, a jury in this action found in favor of the Company with respect to the Company's conversion claims against Danny Asbille and Computron Display Systems, Inc., and awarded the Company $88,557.00. The same jury found in favor of Computron Display Systems, Inc. with respect to its conversion claim against the Company in the amount of $17,500.00. That jury also awarded $97,500.00 to Danny Asbille with respect to his contract claim against the Company. No payments associated with any of these awards have been made. As of December 31, 2006, the total amount due amounted to $26,443.

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

The Company and its Chief Executive Officer (Dean Janes) also have certain litigation and negotiations in progress resulting from activities arising from normal operations. These actions involve disputed amounts claimed in connection with purchase orders, and invoices, and are pending in several jurisdictions. The Company disputes the amounts claimed in these collection actions, and is or has been defending, or assisting in defending, each of these actions in the jurisdictions in which they were filed. These actions are ARKANSAS MEDICAL IMAGING LLC VS. IMAGING3, INC., Los Angeles Superior Court case # BC 334585; THE CENTER FOR PHYSICAL MEDICINE AND REHABILITATION V. IMAGING SERVICE, INC.; Alabama Court Case number 2001-242-GR, filed January 25, 2002; COVINGTON ANESTHESIA ASSOC. P.C. VS. IMAGING SERVICES, INC., Magistrate Court of Rockdale County, Georgia case number 2003-CV-1607 I; DELAGE LANDEN FINANCIAL SERVICES VS. IMAGING3, INC., Los Angeles Superior Court case # 04C01092; DLW, LLC VS. IMAGING3, INC. DEAN JANES, MICHELE JANES, WILLIAM AYRES, Los Angeles Superior Court case number BC305279, filed October 30, 2003; DOVE VS. IMAGING3, INC. AND DEAN Janes, Tarrant County Texas Case number 03-17988-1, filed August 15, 2003; EXECUTIVE CAR LEASING CO. VS. IMAGING SERVICES, INC., Los Angeles case # 04C01929, filed December 1, 2004; FEDERAL EXPRESS VS. IMAGING3, INC., Los Angeles Superior Court case #04C00240; FAIRFIELD PAIN MANAGEMENT CENTER VS. IMAGING3, INC., United States District Court case # CV05 4503 R (RZx); FORD MOTOR CREDIT CO. VS. JANES, Los Angeles Superior Court case #04C00285; ISOL TECH AMERICA, INC. V. IMAGING SERVICES, INC., DEAN JANES, AND CHRIS SOHN; Los Angeles Superior Court Case No. EC 034969, filed on July 30, 2002; MEDICAL EQUIPMENT LOCATOR VS. IMAGING3, INC., Los Angeles Superior Court (Glendale) case number 03C00347; MEDSTONE INTERNATIONAL, INC. V. IMAGING SERVICES, INC. AND DEAN JANES; Los Angeles Superior Court case number 02CC03321, filed February 27, 2002, MEDISON CO., LTD., KYUN JAE CHOI AND SEUNG WOO LEE, CO-RECEIVERS VS. IMAGING3, INC., Korean Arbitration Board case # 04113-0007; MODERN PRINTING & MAILING VS. IMAGING SERVICES, INC., San Diego Superior Court case number IC793409; NORTH SURGERY VS. IMAGING3, INC., Circuit Court of Tennessee case # CT-003920-05; NORTH AMERICAN IMAGING (NAI) VS. IMAGING3, INC. AND DEAN JANES, Ventura County Superior Court case number CIV218907; PAIN RELIEF CENTERS VS. IMAGING SERVICES, INC., Catawba County (North Carolina) file number 01CVS4081; PROGRESS LEASING COMPANY VS. IMAGING SERVICES, INC., Court of Common Pleas, Montgomery County, PA case # 04-01132; SKAGIT COUNTY PUBLIC HOSPITAL VS. IMAGING3, INC., San Diego Superior Court case number GIC815767, filed August 8, 2003; PEACH TREE CLINIC VS. EC041751; RICHARDSON ELECTRONICS VS. IMAGING3, INC. AND DEAN JANES, Los
Angeles County Superior Court case number 02T04018, filed November 12, 2002; WAYNE LEBLEU & ASSOCIATES VS. IMAGING3, INC., Vermilion Parish, Louisiana case #20407239; STONEBRIDGE LEASING CO. VS. IMAGING SERVICES, INC. AND DEAN JANES, Chester County (Pennsylvania) Court of Common Pleas docket number 03-02293, filed March 19, 2003; SURGERY CENTER LLC (AMBULATORY SURGICAL CENTER), ET AL. VS. IMAGING SERVICES, INC., IMAGING3, INC,. Los Angeles Superior Court (Glendale/Burbank) case number EC037887, filed October 20, 2003; TENAYA SURGICAL CENTER LLC VS. IMAGING3, INC., Clark County (Las Vegas) District Court case # A516984; TOMS RIVER SURGERY CENTER, LLC VS. IMAGING3, INC., Los Angeles Superior Court case number BC288311, filed January 9, 2003; VETERINARY MANAGEMENT SERVICES, INC. V. IMAGING SERVICES, INC.; Colorado case number 01-CV-001419; filed on May 25, 2002.

As noted herein, many of the lawsuits were resolved by agreements, by the Company, to make installment payments.

The ARKANSAS MEDICAL IMAGING LLC VS. IMAGING3, INC. action was resolved through mediation on or about March 3, 2006, at which time the Company agreed to make sixty (60) payments of $1,250.00 per month, commencing on March 20, 2006. The first payment pursuant to this agreement was made in March, 2006. As of December 31, 2006, the total amount due amounted to $65,000.

The CENTER FOR PHYSICAL MEDICINE action was handled by local counsel in Alabama, and was resolved, in or about February 2003.

The COVINGTON ANESTHESIA ASSOC. matter resulted in a judgment in favor of the plaintiff in the amount of $7,654.34 principal, plus attorneys' fees, court costs, and interest in October 2003; a sister-state judgment was entered in the Los Angeles Superior Court in September, 2004 in the amount of $11,227.19 (Los Angeles Superior Court case # 04C01792). As December 31, 2006 the total amount was still outstanding.

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

The DELAGE LANDEN case sought $16,619.27 plus interest from June 1, 2003 and attorneys' fees; negotiation resulted in a settlement, pursuant to which the Company was to pay $750.00 per month for eleven months, with a final payment thereafter of $4,750.00. As of December 31, 2006, the total amount due amounted to $9,000.

The DLW case sought more than $46,100.00 plus attorneys' fees and litigation costs from the Company and individuals affiliated with it; on April 20, 2004, the Company's Motion to Compel Arbitration was granted, and the action was stayed pending completion of arbitration, which has not been set.

The Dove case in Texas, on January 23, 2004, resulted in a judgment against the Company and Dean Janes in the amount of $17,100.00, plus interest from January 23, 2004 at 5% per annum, plus attorneys' fees of $5,500.00, and costs of court. The plaintiff in that case has initiated collection activity in California.

The Executive Car Leasing action sought $14,901.73 plus collection costs and fees against the Company. The Company filed an answer to the complaint, asserting a number of affirmative defenses. The action (and a related matter upon which suit was not filed) were settled for a total of $11,500.00, to be paid in 23 equal installments of $500.00. As of December 31, 2006, the total amount due amounted to $24,573.

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

As December 31, 2006 the total amount was still outstanding.

The FEDERAL EXPRESS action seeks $16,217.90 against the Company, and was settled for payments totaling $3,500.00 before the scheduled trial of February 25, 2005.

The FORD MOTOR CREDIT action sought $8,772.46 against Dean Janes, individually; a summary judgment motion filed by the plaintiff was denied on November 5, 2004, and trial was scheduled to commence on April 8, 2005. The terms of a settlement were reached in March, 2005.

The ISOL case was dismissed (without payment by the Company) on or about December 30, 2002.

The MEDICAL EQUIPMENT LOCATOR case sought $12,263.00 plus litigation costs, and was settled by an agreement to pay $1,000.00 by March 15, 2004 and subsequent monthly payments of $500.00 through June 15, 2005. The matter has been closed in 2005.

The MEDSTONE action was resolved by settlement on February 18, 2003 for $155,000.00 with interest at 8% PER ANNUM, and the Company is making monthly payments of $5,000.00 toward the remaining balance, which payments were to increase to $10,000.00 per month on March 1, 2004, until paid.

The MEDISON action, initiated on or about April 28, 2004 and sent to the Company some time thereafter, sought $515,000.00 plus interest, and was submitted, by the claimants, to the Korean Commercial Arbitration Board. The Company submitted a response to the claimants' Application for Arbitration, objecting to the Board's jurisdiction, and opposing the claimants' assertions on their merits. In or about December 2004, the Korean Commercial Arbitration Board awarded the claimants, against the Company, $515,000.00, plus interest at varying rates from March 1, 2002. The claimants filed suit in the United States District Court on April 15, 2005, seeking to enforce and collect the award of the Korean Commercial Arbitration Board. The plaintiffs' complaint prayed for $692,277.52,

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

plus attorneys' fees, costs, and interest at an annual rate of twenty percent (20%), or $318.142241 per day. In June, 2006, Judgment was entered in favor of the plaintiffs in the amount of $804,687.16, consisting of principal in the amount of $515,000.00 and interest in the amount of $289,687.16. Interest continues to accrue at the rate of 20% per annum. The judgment is presently under appeal.

The MODERN PRINTING action was settled in October, 2003, with the Company agreeing to make four monthly installments of $2,000.00 each, with a total of $16,000.00 due (less payments made) in the event of a default. As of December 31, 2006, the Company has not made any payment.

The NORTH AMERICAN IMAGING (NAI) case had been set for trial on March 29, 2004. The Plaintiff in NAI previously obtained a writ of attachment against the Company, and sought damages against the Company and Dean Janes in the amount of $106,469.98; the Company had a cross-complaint against NAI. The NAI action was settled in February 2004, pursuant to which the Company agreed to pay $6,153.85 each month, commencing on April 1, 2004, until the total sum of $80,000.00 has been paid. As of December 31, 2006, the Company has not made any payment.

The NORTH SURGERY action seeks $33,500.00 plus costs against the Company. The Company has retained local counsel in Tennessee to represent its interests. In or about November, 2006, the plaintiff obtained summary judgment in the amount of $33,500.00, plus costs. As of December 31, 2006, the Company has not made any payment.

The PAIN RELIEF CENTERS action was resolved by settlement, and was dismissed in January 2003.

The PEACH TREE CLINIC action was filed in Yuba County, and served on the Company on June 6, 2005. The complaint seeks $30,364.13, plus $25,000.00 for "loss of use" of equipment and $5,000.00 for attorneys' fees. The Company successfully moved to have the matter transferred to Glendale, California, where it was ordered to mediation. In May, 2006, the Company entered into a stipulation for entry of judgment, pursuant to which the Company agreed to pay $30,364.13, in installments of $500.00 per month commencing on May 20, 2006, and continuing on the 20th day of each month thereafter, until paid in full. As of December 31, 2006, the total amount due amounted to $25,114.

The RICHARDSON ELECTRONICS case was settled by stipulation in September, 2003 for an agreed judgment of $13,420.61 (plus costs, attorneys' fees ad interest), which judgment amount would be stayed so long as the Company paid a total of $3,000.00 in monthly installments through February 2004. A request for dismissal was received on or about November 9, 2004.

The Plaintiff in the SKAGIT COUNTY case sought $43,198.00 plus punitive damages, interest, costs and attorneys' fees. The SKAGIT COUNTY action has been settled, through the Company's agreement to pay a total of $32,398.50, plus interest at 5% per annum within 24 months. An initial payment of $2,000.00 was paid on July 9, 2004, and the Company agreed to make additional monthly payments of $1,000.00 per month, commencing on August 9, 2004, with a final balloon payment at the end of the 24th month to satisfy the $32,398.50 amount. As of December 31, 2006, the total amount due amounted to $22,399.

The STONEBRIDGE LEASING case resulted in a Pennsylvania judgment in the amount of $25,698.23 in July, 2003. As of December 31, 2006, the Company has not made any payment.

The SURGERY CENTER LLC action sought $75,500.00 plus collection costs. A trial had been set for January 31, 2005. In January, 2005, the Plaintiffs and the Company agreed to the terms of a settlement, pursuant to which the Company agreed to make forty (40) monthly payments of $1,000.00, without interest. The plaintiff contends that only four payments were made, the last in July of 2005, and has filed a proposed judgment upon stipulation against the Company in the amount of $71,000.00.

The TENAYA SURGICAL action was filed in Clark County (Las Vegas), Nevada in February 2006, and served on the Company thereafter. It names, as Defendants, the Company as well as Dean Janes, Michelle Janes, Xavier Aguilera and Christopher Sohn. The plaintiff's non-contractual claims have been abandoned. The complaint seeks contractual and tort damages "in excess of $10,000.00" relative to an April 13, 2005 contract. The Company is utilizing Nevada counsel

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

(Steven Day of Cohen, Johnson & Day) to represent its interests. Arbitration and Plaintiff's summary judgment were scheduled to be held in February, 2007.

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

The total gain on legal settlement for the year ended December 31, 2006 amounted to $31,750.

13. GAIN ON EXTINGUISHMENT OF DEBT

The Company adjusted accounts payable and equipment deposits that over 4 years old, pursuant to the California Code of Civil Procedure (CCP) Section 339 that the statute of limitations for claims of breach of written contracts is four (4) years. As of December 31, 2006, totaling $216,358 had been adjusted from the balance sheet under accounts payable and equipments deposits, as the payments of the amounts billed was not be forthcoming and there were no subsequent affirmations of the debts. The removal of the accounts has been reflected in the accompanying financial statements as "Gain on extinguishment of debt" amounting to $216,358 for the year ended December 31, 2006.

14. RELATED PARTY TRANSACTION

The Company has a consulting agreement with the Chief Executive Officer of the Company for compensation of $12,000 per month. The CEO is to provide management, administrative, marketing, and financial services to the Company pursuant to the Agreement terminable on 30 days notice by either party. The consulting agreement commenced on January 1, 2002 and will continue until such time as the Company withdraws the agreement or the CEO resigns. The accrued compensation has been included in due to stockholders.

During the normal course of business, the Chief Executive Officer advances funds to the Company and in turn the Company will reimburse him. These transactions are recorded as due to stockholders.

The balance of due to officer amounts to $371, 229 as of December 31, 2006.

15. SUBSEQUENT EVENTS

On January 1, 2007, in order to raise $750,000, the Company prepared a Private Placement Memorandum for the first quarter for the issuance of 6,000,000 shares at $0.125 cents per share with a minimum investment of $5,000 for 40,000 shares. By March 2007, the Company issued 1,025,655 shares of common stock for cash of $161,761 (unaudited).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.      OTHER INFORMATION

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         The following table lists the executive officers and directors of the Company as of March 31, 2007:

         NAME                           AGE               POSITION
         ----                           ---               --------
         Dean Janes                     41                Chairman of the Board of Directors and
                                                          Chief Executive Officer

         Christopher Sohn (1)           46                President, Chief Operating Officer and Director

         Xavier Aguilera (1)            57                Executive Vice President,  Chief Financial Officer,
                                                          Corporate Secretary and Director

         Michele Janes                  39                Vice President of Administration

-------------------------------
(1)  Member of Audit Committee.

         The following is a brief account of the business experience during the past five years of each of our directors and executive officers, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were conducted.

         DEAN JANES, age 41, has been the Chairman and Chief Executive Officer of the Company since its inception in October 1993. Mr. Janes founded Imaging Services, Inc. in October of 1993 which changed its name to Imaging3, Inc. in 2002. Mr. Janes was the President and CEO of Imaging Services, Inc. from 1993 to

2001, his responsibilities included business development and overseeing operations, sales and marketing, operations and finance. In 2001 Mr. Janes brought Mr. Christopher Sohn on as President and Chief Operating Officer with Mr. Janes taking the position of Chairman and CEO, his duties remain the same with the exception of directly overseeing operations and finance. Prior to working for Imaging Services, Inc., now Imaging3, Inc., Mr. Janes worked for COHR, Center for Health Resources, from 1992 to 1993 as a Senior Field Service Engineer; His job responsibilities included technical support for junior engineers and business development of service contracts and revenues for all makes of medical imaging equipment. From 1991 to 1992, Mr. Janes worked for Toshiba American Medical Corporation; his job title was National Technical Support Engineer. His primary responsibilities were to assist Service Engineers throughout the U.S. with problems and design errors with Cath Labs and Angio Suites being a conduit to Japan and the Service Engineers in the U.S. From 1990 to 1991 Mr. Janes worked for OEC Medical Systems, Inc. as a Senior Field Service Engineer; his responsibilities were to maintain, repair and install c-arms and Urology systems in the Southern California area. From 1988 to 1990 Mr. Janes worked for Kaiser Medical Physics as an in-house X-ray Service Engineer for Kaiser Harbor City Hospital; his responsibilities were to maintain and repair medical imaging equipment within the hospital and three outlying clinics. Mr. Janes also served in the U.S. Army Reserves as a Biomedical engineer; his service was from 1983 to 1991, with a tour in the first Gulf War from December of 1990 to April of 1991. He majored in Bio-Medical Electronic Engineering at the University of Colorado Technical Institute (1984-1988). Mr. Janes is the principal inventor of Imaging3 real-time 3D medical diagnostic imaging technology. Mr. Janes is a member of MENSA. Dean Janes and Michele Janes are husband and wife.

         CHRISTOPHER SOHN, age 46, has been the President and Chief Operating Officer of the Company since 2001. As a Chief Operating Officer for Imaging3, Mr. Sohn's responsibilities include developing international sales, marketing and resourcing network, organizing and strategizing with manufacturing companies and researching new sources of products from developing countries for import into the U.S., overseeing of business operations and human resources. Prior to working for Imaging Services, Inc. now Imaging3, Inc., Mr. Sohn was President and CEO of DMI, Inc. from 1994 to 2000, As a Chief Executive Officer for an international trading company of diagnostic medical imaging system, Mr. Sohn's main responsibility was to develop business relationships and dealer networks in Central and South American markets, connecting this with the needs of Asian medical equipment manufactures as well as manufactures in the U.S. and North America. Mr. Sohn has also organized and participated in more than a dozen medical exhibitions during this period including the Hospitalar (Brazil 1995-2000), and RSNA during the same period. From 2000 to 2001 Mr. Sohn was CEO for ISOL America, Inc., his responsibilities included starting up an overseas headquarters for the parent company ISOL Korea in the U.S. as well as setting up a distribution and dealer network in the U.S., Central and South America for ISOL's products, which included MRI, Magnetic Resonance Imaging and Bone Desitometry Systems. Mr. Sohn also assisted in the Company's efforts to achieve FDA and UL approval of their products as well as researching manufacturing partners for the assembly and manufacture of ISOL products within the U.S. Mr. Sohn majored in Biochemistry and Computer Science at the University of California at Los Angeles (1978-1982).

         XAVIER AGUILERA, age 57, has been the Executive Vice President, Chief Financial Officer and Corporate Secretary of the Company since 1999. Mr. Aguilera's responsibilities include managing the Company's finances, accounting, taxes, credit facilities and interfacing and developing new relationships with banks and other financial institutions. Prior to working for the Company Mr. Aguilera was self-employed as a consultant for Xavier Aguilera & Associates from 1997 to 1999. His responsibilities were to manage and open primary healthcare facilities throughout Southern California. He provided property management, estate planning, credit facility and Import/Export consulting for several businesses in Southern California. From 1995 to 1997 Mr. Aguilera was the Chief Administrative Officer for East Los Angeles Doctors Hospital; his responsibilities were to manage administrative personnel within the hospital, manage public relations, business development and JCAHO compliance. From 1992 to 1995, Mr. Aguilera was the Chief Executive Officer for El Centro Human Services Corporation; his responsibilities were to develop and implement a community based mental health facility consisting of eight satellite centers. He managed a $9.4 million budget and a full time staff of 240 employees. From 1990 to 1992, Mr. Aguilera was a Deputy Director/Administrator for Northeast Community Clinic; his responsibilities were to implement and administer the clinics health programs and oversee operations. From 1988 to 1990, Mr. Aguilera was self employed as a consultant for finance, management and international finance. He provided these services to banks as well as businesses throughout Southern California. From 1987 to 1988, Mr. Aguilera was Vice President of International Banking Marketing for California Commerce Bank; his responsibilities were to manage and administer a $14 million portfolio, develop new business in the Southern California with Hispanic Businesses and develop business relationships with Northern Mexico businesses and banks. From 1981 to 1987, Mr. Aguilera was an Assistant General Manager/Deputy Director for Banco Nacional de Mexico, (BANAMEX). He was responsible for $60 million in new deposits as well as new business development and management of commercial and personal lending departments. He holds a Bachelors degree in Business from California State University at Northridge (1983) and a Certificate of Medical Management from the University of California at Los Angeles (1995).

         MICHELE JANES, age 39, has been the Vice President of Administration of the Company since 1993. From 1988 to 1993, Mrs. Janes was Manager of Remedy Temps Brentwood office; her responsibilities were to manage office staff, local advertising campaigns, business development and client relations. From 1986 to 1988, Mrs. Janes managed the executive secretarial pool for Arthur Young; her responsibilities were to manage approximately 50 employees. From 1982 to 1985, Mrs. Janes worked for Fortune Promo Seven as a marketing account representative; her responsibilities were to develop advertisement and marketing campaigns for, European, Middle Eastern and U.S. Companies in the Middle East. Mrs. Janes holds a Bachelors degree in Marketing from Bennett College of London (1985). Michele Janes is the wife of Dean Janes.

         The Company intends to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in the Company's Bylaws. These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person's services as a director or officer of the Company, any subsidiary of the Company or any other company or enterprise to which the person provides services at the request of the Company. The Company believes that these provisions and agreements are necessary to attract and retain qualified directors and officers.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

BOARD COMMITTEES

         The Board of Directors has appointed an Audit Committee. As of March 31, 2007, the members of the Audit Committee are Xavier Aguilera and Christopher Sohn, who may not be considered to be independent as defined in Rule 4200 of the National Association of Securities Dealers' listing standards. The Board of Directors has adopted a written charter of the Audit Committee. The Audit Committee is authorized by the Board of Directors to review, with the Company's independent accountants, the annual financial statements of the Company prior to publication, and to review the work of, and approve non-audit services preformed by, such independent accountants. The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of the Company. The Audit Committee was formed on August 31, 2003. The Audit Committee held one meeting during fiscal year ended December 31, 2006.

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

AUDITOR INDEPENDENCE

         GENERAL. Kabani & Company, Inc., Certified Public Accountants ("KC") is the Company's principal auditing accountant firm. KC has also provided other non-audit services to the Company. The Audit Committee of the Company's Board of Directors has considered whether the provisions of non-audit services is compatible with maintaining KC `s independence.

         AUDIT FEES. KC billed the Company $38,500 during the calendar year ended December 31, 2006 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31,

2005, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006, and September 30, 2006.

         ALL OTHER FEES. KC billed the Company $1,500 for other services for the calendar year ended December 31, 2005.

REPORT OF THE AUDIT COMMITTEE

         The Company's Audit Committee has reviewed and discussed the Company's audited financial statements for the fiscal year ended December 31, 2006 with senior management. The Audit Committee has reviewed and discussed with management the Company's audited financial statements. The Audit Committee has also discussed with KC, the Company's independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from KC required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with KC the independence of KC as auditors of the Company. Finally, the Audit Committee has considered whether the independent auditors provision of non-audit services to the Company is compatible with the auditors' independence. Based on the foregoing, the Company's Audit Committee has recommended to the Board of Directors that the audited financial statements of the Company be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for filing with the United States Securities and Exchange Commission. The Audit Committee also approved KC's engagement to prepare the Company's consolidated tax returns for its fiscal year ending December 31, 2006. The Company's Audit Committee did not submit a formal report regarding its findings.


                                 AUDIT COMMITTEE

                                 XAVIER AGUILERA
                                CHRISTOPHER SOHN

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

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended December 31, 2006 have been complied with on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth the total compensation paid in all forms to the executive officers and directors of the Company during the periods indicated:

                           SUMMARY COMPENSATION TABLE
---------------------- ------- ---------- -------- --------- ------------- -------------- --------------- -----------
                                                              NON-EQUITY   NON-QUALIFIED
NAME AND                                                      INCENTIVE      DEFERRED
PRINCIPAL POSITION                                 OPTION        PLAN      COMPENSATION     ALL OTHER
(1)                    YEAR      SALARY    BONUS    AWARDS   COMPENSATION    EARNINGS      COMPENSATION     TOTAL
---------------------------------------------------------------------------------------------------------------------
Dean Janes,            2006   $144,000      0         0          0              0               0         $144,000
    Chief Executive
    Officer

Christopher Sohn,      2006   $110,000      0         0          0              0               0         $110,000
    President and
    Chief Operating
    Officer

Xavier Aguilera,       2006    $95,000      0         0          0              0               0          $95,000
   Chief Financial
   Officer/Treasurer,
   Executive Vice
   President, and
   Corporate
   Secretary

Michele Janes,         2006    $35,000      0         0          0              0               0          $35,000
   Vice President
   of  Administration

Officers as a Group    2006   $340,000      0         0          0              0               0         $340,000

-------------------------
(1) All officers serve at will without employment contracts except that Dean Janes is employed under a Consulting Agreement under which the Company pays Mr. Janes $12,000 per month until either part terminates the Agreement on 30 days written notice.

EMPLOYMENT AGREEMENTS

         The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

         Dean Janes, the Company's Chief Executive Officer, is employed pursuant to a consulting agreement. See "Certain Relationships and Transactions - Item 12."

OUTSTANDING EQUITY AWARDS

         None of the Company's executive officers received any equity awards during the year ended December 31, 2006.

DIRECTOR COMPENSATION

         None of the Company's directors received any compensation for their respective services rendered to the Company during the year ended December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the names the executive officers and directors of the Company and all persons known by the Company to beneficially own 5% or more of the issued and outstanding common stock of the Company at March 31, 2007:

         NAME AND ADDRESS
          OF STOCKHOLDER                NUMBER OF SHARES OWNED(1)(2)                   PERCENTAGE OF OWNERSHIP
----------------------------------------------------------------------------------------------------------------------------
   Dean Janes (1)                              69,000,000                                         34%
   (includes shares owned
   by wife, Michele Janes)
   c/o Imaging 3, Inc.
   3200 W. Valhalla Drive
   Burbank, CA 91505

   Christopher Sohn (2)                        23,000,000                                         11%
   c/o Imaging 3, Inc.
   3200 W. Valhalla Drive
   Burbank, CA 91505

   Xavier Aguilera (3)                            400,000                                          0%
   c/o Imaging 3, Inc.
   3200 W. Valhalla Drive
   Burbank, CA 91505

-------------------------
(1)      Dean Janes is Chairman and Chief Executive Officer of the Company.

(2) Christopher Sohn is a Director, President and Chief Operating Officer of the Company.

(3) Xavier Aguilera is a Director, Chief Financial Officer/Treasurer, Executive Vice President, and Secretary of the Company.

         Each principal shareholder has sole investment power and sole voting power over the shares except when husband and wife share it.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Dean Janes, the Company's founder, Chief Executive Officer, and Chairman of the Board of Directors, received all of his stock (69,000,000 shares) for his services contributed as founder of the Company in 1993, and no value was assigned thereto. Michele Janes, his wife, is Vice President of Administration of the Company.

         Christopher Sohn, President, Chief Operating Officer, and a Director of the Company, acquired his shares, 23,000,000, for a purchase price of $100,000.

         Xavier Aguilera, Chief Financial Officer, Corporate Secretary, and a Director of the Company, received his shares, 400,000, as consideration for becoming an officer and director of the Company.

         Mr. Janes, the Chief Executive Officer, a Director, and principal shareholder of the Company, was, until October 2004, the owner of the principal building that we currently occupy and lease (10,000 square feet). Mr. Janes sold the building to a nonaffiliate in October 2004. We rented our facility from Mr. Janes at $7,000 per month on a 25 year lease, but we now lease from a nonaffiliate on a five year lease for $10,070 per month. We paid $203,000 total through October 2004 to Mr. Janes under the lease with him.

         Dean Janes and Michele Janes are husband and wife.

         Mr. Janes, Chief Executive Officer, a Director, and principal shareholder of the Company, owed the Company $143,752.88 in 2003 for advances for litigation expenses and other matters, which was credited against his annual consulting agreement of $144,000 in 2004.

         Mr. Janes, Chief Executive Officer, a Director and principal shareholder of the Company, loaned the Company $250,000 on August 24, 2004 for capital, evidenced by a note due on demand bearing 6% interest and secured by a Pledge Agreement.

         Mr. Janes loaned an additional $375,000 to the Company on April 24, 2005, evidenced by a note due on demand bearing no interest and secured by a Pledge Agreement. The Company and Mr. Janes treat this note as a revolving loan.

         Payments against the $250,000 note in 2006 were $22,400 leaving a balance at year- end 2006 of $207,100. The $250,000 Note bears 6% interest, payable on demand and is secured by a Pledge Agreement. Payments against the $250,000 note in 2005 were $20,500 leaving a balance at year-end of $229,500. During the quarter ended March 31, 2007 the Company had drawn from the revolving $250,000 note a total of $0. The balance owed to Mr. Janes during the period ended March 31, 2007 was $407,229 of which $36,000 consists of three months unpaid consulting fees of $12,000 per month, plus the year end balance owed on the note as of December 31, 2006 of $371,229. We have paid Mr. Janes payments on the notes at various times. As of December 31, 2006 the net total payments in 2006 have been $22,400. Our outstanding balance on these notes was $513,385 at October 31, 2006. The total balance due to officer in our financial statements as of December 31, 2006 is $371,229. Of this amount, $207,100 is the balance of the notes, $164,129 is the balance of unpaid consulting fees and approximately $0 is unpaid expenses due to Mr. Janes.

         Mr. Janes is employed pursuant to a Consulting Agreement for $12,000 per month plus expenses. The Agreement is terminable by either party on 30 days written notice. He was paid $144,000 each year in 2005 and 2006 under such Consulting Agreement. There are no other material terms of the Agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT         DESCRIPTION
         -------         -----------
         3.1             Articles of Incorporation (1)
         3.2             Articles of Amendment dated October 25, 2001, June 24, 2002, and August 13, 2002(1)
         3.3             Bylaws (1)
         3.4             Certificate of Amendment dated September 30, 2003(2)
         3.5             Certificate of Amendment dated October 25, 2001(3)
         3.6             Certificate of Amendment June 24, 2002(3)
         3.7             Certificate of Amendment August 13, 2002(3)
         10.1            Patent #6,754,297(3)
         10.2            Consulting Agreement(3)
         10.3            Assignment(3)
         10.6            Commercial Promissory Note dated August 4, 2004(4)
         10.7            Security Agreement(4)
         10.8            Commercial Promissory Note dated April 24, 2005(5)
         10.9            Lease entered into May 24, 2001 by and between Dean M. Janes and Imaging Services, Inc.(6)
         10.10           IR Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease
                         - Net, dated June 21, 2004 by and between Four T's, Bryan Tashjian, Ed Jr. Tashjan, Bruce
                         Tashjan, Greg Tashjan and Dean Janes DBA Imaging Services, Inc.(6)
         31.1            Section 302 Certification
         32.1            Section 906 Certification of Chief Executive Officer
         32.2            Section 906 Certification of Chief Financial Officer
         99.1            Diagram of 360-degree model
         99.2            Diagram of The "O" Device

--------------------------
     (1)      Incorporated   by  reference  to  the  Form  10SB/A   Registration
              Statement filed with the Securities and Exchange Commissioner on December 9, 2002.

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

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed:

     (1) Form 8-K, dated January 3, 2007, filed with the SEC reflecting the termination of an investment banking agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Kabani & Company, Inc., Certified Public Accountants is the Company's principal auditing accountant firm. KC has also provided other non-audit services to the Company. The Audit Committee approved the engagement of KC before KC rendered audit and non-audit services to the Company.

AUDIT FEES

         KC billed the Company $32,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2005, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006, and September 30, 2006.

TAX FEES

         KC has not yet provided tax return preparation services for the Company for the fiscal year ended December 31, 2006, and therefore has not billed the Company for those services.

ALL OTHER FEES

         KC billed the Company $38,500 for other services, including preparation of the tax returns for the Company for 2004, during the fiscal year ended December 31, 2006.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2007              IMAGING3, INC.


                                   By:  \s\ Dean Janes
                                       --------------------------------------
                                       Dean  Janes,  Chairman  of the Board and
                                       Chief   Executive   Officer   (Principal
                                       Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Dean Janes                                        Dated: April 10, 2007
      --------------------------------------------------
    Dean Janes, Chairman of the Board and Chief
    Executive Officer (Principal Executive Officer)


By:  \s\ Christopher Sohn                                  Dated: April 10, 2007
      --------------------------------------------------
    Christopher Sohn, President, Chief Operating Officer
    and Director


By:  \s\ Xavier Aguilera                                   Dated: April 10, 2007
      --------------------------------------------------
    Xavier Aguilera, Chief Financial Officer/Treasurer,
    Executive Vice President, Corporate Secretary and
    Director (Principal Financial/Accounting Officer)