Form 10QSB
period 2007-03-31
IMAGING3 INC
filed 2007-05-16
CIK 1205181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2007

                        COMMISSION FILE NUMBER: 000-50099
                                   -----------

                                 IMAGING3, INC.
                     --------------------------------------
             (Exact name of Registrant as Specified in its Charter)


          CALIFORNIA                                     95-4451059
        --------------                       -----------------------------------
   (State of Incorporation)                 (I.R.S. Employer Identification No.)


                3200 W. Valhalla Drive, Burbank, California 91505
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
               Registrant's telephone number, including area code

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

                                    Yes      X                No
                                        --------------          --------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of March 31, 2007 the number of shares outstanding of the registrant's only class of common stock was 205,135,176.

         Transitional Small Business Disclosure Format (check one):

                                    Yes                      No       X
                                        --------------          --------------

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Balance Sheet as of March 31, 2007 (unaudited).......................2

         Statements of Operations for the Three Months ended
         March 31, 2007 and March 31, 2006 (unaudited)........................3

         Statements of Cash Flows for the Three Months ended
         March 31, 2007 and March 31, 2006 (unaudited)........................4

         Notes to Financial Statements
         (unaudited)..........................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................15

Item 3   Controls and Procedures.............................................19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................19

Item 2.  Changes in Securities...............................................21

Item 3.  Defaults upon Senior Securities.....................................21

Item 4.  Submission of Matters to a Vote of Security Holders.................21

Item 5.  Other Information...................................................21

Item 6.  Exhibits and Reports on Form 8-K....................................22

Signatures...................................................................23

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

                                 IMAGING3, INC.
                                  BALANCE SHEET
                                  MARCH 31,2007
                                   (UNAUDITED)

                                     ASSETS

          CURRENT ASSETS:
          Cash and cash equivalents                        $        9,864
          Accounts receivable, net                                 77,625
          Inventory, net                                          451,950
          Prepaid expenses                                         17,176
                                                             -------------
             Total current assets                                 556,616

          PROPERTY AND EQUIPMENT                                   30,093

          OTHER ASSETS                                             31,024
                                                             -------------
                                                           $      617,733
                                                             =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

          CURRENT LIABILITIES:
          Accounts payable                                 $      299,407
          Accrued expenses                                      2,587,694
          Deferred revenue                                        147,814
          Equipment deposits                                      279,115
          Due to an officer                                       478,676
                                                             -------------
             Total current liabilities                          3,792,706

          STOCKHOLDERS' DEFICIT:
          Common stock, no par value; authorized
          shares 500,000,000;
          issued and outstanding 205,135,176 shares             5,007,443
          Prepaid consulting                                      (77,465)
          Accumulated deficit                                  (8,104,951)
                                                             -------------
            Total stockholders' deficit                        (3,174,973)
                                                             -------------
                                                           $      617,733
                                                             =============

   The accompanying notes form an integral part of these financial statements

                                 IMAGING3, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        FOR THE THREE MONTH PERIODS ENDED MARCH 31,
                                                                               2007                  2006
                                                                        -----------------  -----------------------
        NET REVENUES                                                    $         377,147  $               268,436

        COST OF GOODS SOLD                                                        242,152                  163,557
                                                                         -----------------  -----------------------
        GROSS PROFIT                                                              134,995                  104,879

        OPERATING EXPENSES
           General and administrative expenses                                    505,040                  463,223
                                                                        -----------------  -----------------------
        LOSS FROM OPERATIONS                                                     (370,045)                (358,344)

        OTHER INCOME (EXPENSE):
        Interest expense                                                          (15,902)                 (19,539)
        Other income                                                                  392                        -
        Gain on litigation settlement                                                 327                   10,195
                                                                        -----------------  -----------------------
           Total other expense                                                    (15,183)                  (9,344)
                                                                        -----------------  -----------------------

        LOSS BEFORE INCOME TAX                                                   (385,228)                (367,688)

        PROVISION FOR INCOME TAXES                                                   (800)                    (800)

                                                                        -----------------  -----------------------
        NET LOSS                                                        $        (386,028) $              (368,488)
                                                                        =================  =======================

        *BASIC AND DILUTED WEIGHTED AVERAGE COMMON STOCK OUTSTANDING          204,819,001              186,135,107
                                                                        =================  =======================

        BASIC AND DILUTED NET LOSS PER SHARE                            $           (0.00) $                 (0.00)
                                                                        =================  =======================

        *Weighted average number of shares used to compute basic and diluted loss per share for the years ended March 31, 2007 & 2006 are the same since the effect of dilutive securities is anti-dilutive.

   The accompanying notes form an integral part of these financial statements

                                 IMAGING3, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE THREE MONTH PERIODS ENDED MARCH 31,
                                                                              2007                  2006
                                                                        -----------------   ----------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
              Net loss                                                  $       (386,028)   $            (368,488)
              Adjustments to reconcile net loss to net cash
              used in operating activities:
              Depreciation and amortization                                        3,807                    3,807
              Common stock issued for consulting services                         49,296                   46,440
              Gain on settlement of debt                                            (327)                 (10,195)
              (Increase) / decrease in current assets:
              Accounts receivable                                                 (1,269)                 (72,617)
              Inventory                                                           52,313                  (17,201)
              Prepaid expenses and other assets                                    3,949                      761
              Increase / (decrease) in current liabilities:
              Accounts payable                                                  (454,050)                 (85,078)
              Accrued expenses                                                   448,828                   (8,414)
              Deferred revenue                                                    49,014                   39,104
              Equipment deposits                                                  (5,510)                  87,500
                                                                        -----------------   ----------------------
                 Net cash used in operating activities                          (239,978)                (384,381)
                                                                        -----------------   ----------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
              Receipts from officer loan                                         107,447                   28,826
              Proceeds from subscription receivable                               82,043                        -
              Proceeds from exercise of warrants                                       -                   59,775
              Proceeds from issuance of common stock                              35,000                  287,500
                                                                        -----------------   ----------------------
                 Net cash provided by financing activities                       224,490                  376,101
                                                                        -----------------   ----------------------

     NET DECREASE IN CASH & CASH EQUIVALENTS                                     (15,488)                  (8,280)

     CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                   25,352                   11,366
                                                                        -----------------   ----------------------

     CASH & CASH EQUIVALENTS, ENDING BALANCE                            $          9,864    $               3,086
                                                                        =================   ======================

   The accompanying notes form an integral part of these financial statements

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

         The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2006. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

DUE TO OFFICER

         At March 31, 2007, the Company had a balance due to the Chief Executive Officer of the Company amounting to $478,676 for amount borrowed. The amount is due on demand, interest free and secured by the assets of the Company.

EQUIPMENT DEPOSITS

         Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balance at March 31, 2007 was $279,115.

REVENUE RECOGNITION

            The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements" ("SAB 104"). SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

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

RECENT PRONOUNCEMENTS

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

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

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

3.    ACCOUNTS RECEIVABLE

         All accounts receivable are trade related. These receivables are current and management believes are collectible except for which a reserve has been provided. The balance of accounts receivable as of March 31, 2007 was $77,625. The reserve amount for uncollectible accounts was $1,375 as of March 31, 2007.

4.    INVENTORIES

         Inventory comprised of the following as of March 31, 2007:

                    Parts inventory                           $       383,250
                    Finished goods                                    153,814
                    Inventory reserve                                 (85,114)
                                                                 ------------
                    Total                                     $       451,950
                                                                  ============

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


5. PROPERTIES AND EQUIPMENT

         Property and equipment at March 31, 2007 was as follows:


                    Furniture and office equipment            $          55,704
                    Tools and Shop equipment                             54,183
                    Vehicles                                            105,871
                                                                  --------------
                                                                        215,757
                    Less Accumulated depreciation                      (185,664)
                                                                  --------------
                    Total                                     $          30,093
                                                                  ==============

         Depreciation expenses were $3,807 and $3,807 for the year ended March 31, 2007 and 2006, respectively.

6.    ACCRUED EXPENSES

         Accrued expenses consisted of the following as of March 31, 2007:

         Accrued payroll taxes                            $   159,110
         Other accrued expenses                                 7,024
         Accrued legal fees                                   367,343
         Accrued Ongoing Litigation                           119,225
         Accrued Settled Litigation                         1,934,992
                                                        -------------
         Total                                             $2,587,694

7.      STOCKHOLDERS' EQUITY

COMMON STOCK

         During the three month period ended March 31, 2007, the Company issued 280,000 shares of common stock for cash amounting $35,000 as part of its private placement.

         During the three month period ended March 31, 2007, the Company issued 745,655 shares of common stock for consulting services. The Company recorded $49,296 as expense and $77,465 as prepaid consulting at the fair market value of shares issued to be amortized over a period of three months.


8.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

         The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

         The Company paid income taxes of $0 and interest of $15,902 during the period ended March 31, 2007. The Company paid income taxes of $0 and interest of $12,580 during the period ended March 31, 2006.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

9.   GOING CONCERN

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the three month periods ended March 31, 2007 and 2006, the Company had incurred losses of $386,028 and $368,488 respectively. The Company has accumulated deficit of $8,104,951 on March 31, 2007. In addition, the Company had negative cash flow from operating activities amounting to $239,978 during the three month period ended March 31, 2007. The continuing losses have adversely affected the liquidity of the Company.

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

         Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the three month period ended March 31, 2007, towards (i) obtaining additional equity financing and in that regard in 2007, the Company was in process of offering to sell more shares at $.125 per share in a private placement to accredited investors, (ii) controlling of salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods, and (v) increasing marketing and sales. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost. The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the CEO and CFO. Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense and on a monthly basis. Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

10.   COMMITTMENTS

         The Company has a facility lease agreement effective October 1, 2004 for 5 years with an option to extend for a 60 month period.

         Future  minimum  lease   commitments,   excluding  property  taxes  and
insurance, payable at March 31, 2007 are approximately as follows:

                      2007                                  90,630
                      2008                                 120,840
                      2009                                  90,630
                                                  -----------------
                                                    $      302,100

         Rent expenses for leased facility were $30,120 and $30,120 for period ended March 31, 2007 and 2006, respectively.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


11.  CONTINGENCIES & LITIGATION

         Partly in connection with a fire at the Company's facility on or about February 19, 2002, in which the Company's manufacturing, warehouse, and office facilities were substantially destroyed, the Company has become engaged in litigation in several courts, described in the following paragraphs.

         On February 28, 2002, the Company (as Imaging Services, Inc.) initiated legal proceedings in the Los Angeles Superior Court against its construction contractor, Tower Engineering [IMAGING SERVICES, INC. AND DEAN JANES V. TOWER ENGINEERING, Los Angeles Superior Court case number EC033979.] In connection with that action, Tower Engineering filed a cross-complaint against the Company, seeking payment of allegedly outstanding invoices related to the same construction. The Company answered the cross-complaint, denying its allegations. A primary defendant in that action, Mario Osorio, dba Albert's Electric Service, was discharged in a bankruptcy action, and his insurer has also gone into liquidation. Summary judgment was entered against the Company with respect to its affirmative claim for relief in connection with the Company's fire losses, and this ruling was upheld on appeal. The claims of Tower Engineering for allegedly unpaid invoices were presented to binding arbitration. Another construction-related collection case, WESTSIDE WHOLESALE ELECTRIC AND LIGHTING, INC. V. MARIO ALBERT OSORIO, DBA ALBERT'S ELECTRIC SERVICE, AND DEAN JANES; Los Angeles Superior Court case number 02K02597, was consolidated with the primary IMAGING VS. TOWER action, and was arbitrated at the same time. Imaging3, Inc. and Dean Janes were found liable to the claimants in the amount of $69,187.06 plus costs. The trial Court awarded costs against the company of $9,954.00. A judgment for costs on appeal against Imaging3, Inc. in favor of Tower has been made in the amount of $253.92, and remains outstanding. As of March 31, 2007, the total amount due amounted to $79,394.98 accrued in the financial statements.

         On April 25, 2002, the Company initiated litigation against a former employee and his subsequent employer for unfair business practices and related business torts in connection with that employee's post-termination conduct. In that action, IMAGING SERVICES, INC. V. DAN ASBILLE, IMAGING TECHNOLOGIES, AND COMPUTRON INC.; Los Angeles Superior Court Case Number BC 272665, the Company alleged causes of action for Intentional Interference with Prospective Business Relations, (2) Breach of the Implied Covenant of Good Faith and Fair Dealing,
(3) Unfair Business Practices, (4) Fraud, (5) Conversion, (6) Constructive Trust, (7) Declaratory Relief, (8) Implied Contractual Indemnity, (9) Total Equitable Indemnity, (10) Partial Equitable Indemnity, and (11) Contribution and Repayment. This action was filed in the Northwest District of the Los Angeles Superior Court. Two of the defendants, individual defendant Danny Asbille, and Computron Display Systems, Inc. responded with cross-complaints against the Company for breach of contract and conversion, which were defended in conjunction with the Company's prosecution of the initial Complaint. In January 2004, a jury in this action found in favor of the Company with respect to the Company's conversion claims against Danny Asbille and Computron Display Systems, Inc., and awarded the Company $88,557.00. The same jury found in favor of Computron Display Systems, Inc. with respect to its conversion claim against the Company in the amount of $17,500.00. That jury also awarded $97,500.00 to Danny Asbille with respect to his contract claim against the Company. No payments associated with any of these awards have been made. As of March 31, 2007 the total amount due amounted to $26,443 accrued in the financial statements.

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

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

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

         As noted herein, many of the lawsuits described in this letter were resolved by agreements, by the Company, to make installment payments. This office generally does not monitor these installment payments, and cannot provide accurate information as to the status of the settlements after agreements have been made.

         The ARKANSAS MEDICAL IMAGING LLC VS. IMAGING3, INC. action was resolved through mediation on or about March 3, 2006, at which time the Company agreed to make sixty (60) payments of $1,250.00 per month, commencing on March 20, 2006. The first payment pursuant to this agreement was made in March, 2006. As of March 31, 2007 the total amount due amounted to $60,000 accrued in the financial statements.

         The COVINGTON ANESTHESIA ASSOC. matter resulted in a judgment in favor of the plaintiff in the amount of $7,654.34 principal, plus attorneys' fees, court costs, and interest in October 2003; a sister-state judgment was entered in the Los Angeles Superior Court in September, 2004 in the amount of $11,227.19 (Los Angeles Superior Court case # 04C01792). As of March 31, 2007 the total amount of $11,227.19 was still outstanding and accrued in the financial statements.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

         The DELAGE LANDEN case sought $16,619.27 plus interest from June 1, 2003 and attorneys' fees; negotiation resulted in a settlement, pursuant to which the Company was to pay $750.00 per month for eleven months, with a final payment thereafter of $4,750.00. As of March 31, 2007 the total amount due amounted to $9,000 accrued in the financial statements.

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

         The EXECUTIVE CAR LEASING action sought $14,901.73 plus collection costs and fees against the Company. The Company filed an answer to the complaint, asserting a number of affirmative defenses. The action (and a related matter upon which suit was not filed) were settled for a total of $11,500.00, to be paid in 23 equal installments of $500.00. As of March 31, 2007 the total amount due amounted to $4,500.

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

         As of March 31, 2007 the amount of $139,000 is accrued in the financial statements.

         The MEDISON action, initiated on or about April 28, 2004 and sent to the Company some time thereafter, sought $515,000.00 plus interest, and was submitted, by the claimants, to the Korean Commercial Arbitration Board. The Company submitted a response to the claimants' Application for Arbitration, objecting to the Board's jurisdiction, and opposing the claimants' assertions on their merits. In or about December 2004, the Korean Commercial Arbitration Board awarded the claimants, against the Company, $515,000.00, plus interest at varying rates from March 1, 2002. The claimants filed suit in the United States District Court on April 15, 2005, seeking to enforce and collect the award of the Korean Commercial Arbitration Board. The plaintiffs' complaint prayed for $692,277.52, plus attorneys' fees, costs, and interest at an annual rate of twenty percent (20%), or $318.142241 per day. In June, 2006, Judgment was entered in favor of the plaintiffs in the amount of $804,687.16, consisting of principal in the amount of $515,000.00 and interest in the amount of $289,687.16. Interest continues to accrue at the rate of 20% per annum. The judgment is presently under appeal.. As of March 31, 2007, the amount of $773,403.22 is accrued in the financial statement.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

         The MODERN PRINTING action was settled in October, 2003, with the Company agreeing to make four monthly installments of $2,000.00 each, with a total of $16,000.00 due (less payments made) in the event of a default. As of March 31, 2007 the amount of $16,000 is accrued in the financial statements.

         The NORTH AMERICAN IMAGING (NAI) case had been set for trial on March 29, 2004. The Plaintiff in NAI previously obtained a writ of attachment against the Company, and sought damages against the Company and Dean Janes in the amount of $106,469.98; the Company had a cross-complaint against NAI. The NAI action was settled in February 2004, pursuant to which the Company agreed to pay $6,153.85 each month, commencing on April 1, 2004, until the total sum of $80,000.00 has been paid. As of March 31, 2007 the amount of $80,000 is accrued in the financial statements.

         The NORTH SURGERY action seeks $33,500.00 plus costs against the Company. The Company has retained local counsel in Tennessee to represent its interests. In or about November, 2006, the plaintiff obtained summary judgment in the amount of $33,500.00, plus costs. As of March 31, 2007 the company has not made any payments and the amount is accrued in the financial statements.

         The PEACH TREE CLINIC action was filed in Yuba County, and served on the Company on June 6, 2005. The complaint seeks $30,364.13, plus $25,000.00 for "loss of use" of equipment and $5,000.00 for attorneys' fees. The Company successfully moved to have the matter transferred to Glendale, California, where it was ordered to mediation. In May, 2006, the Company entered into a stipulation for entry of judgment, pursuant to which the Company agreed to pay $30,364.13, in installments of $500.00 per month commencing on May 20, 2006, and continuing on the 20th day of each month thereafter, until paid in full. As of March 31, 2007 the total amount due amounted to $24,864.13 is accrued in the financial statements.

         The Plaintiff in the SKAGIT COUNTY case sought $43,198.00 plus punitive damages, interest, costs and attorneys' fees. The SKAGIT COUNTY action has been settled, through the Company's agreement to pay a total of $32,398.50, plus interest at 5% per annum within 24 months. An initial payment of $2,000.00 was paid on July 9, 2004, and the company agreed to make additional monthly payments of $1,000.00 per month, commencing on August 9, 2004, with a final balloon payment at the end of the 24th month to satisfy the $32,398.50 amount. As of March 31, 2007 the total amount due amounted to $22,399 accrued in the financial statements.

         The STONEBRIDGE LEASING case resulted in a Pennsylvania judgment in the amount of $25,698.23 in July, 2003. As of March 31, 2007 the company has not made any payments and the amount is accrued in the financial statements.

         The SURGERY CENTER LLC action sought $75,500.00 plus collection costs. A trial had been set for January 31, 2005. In January, 2005, the Plaintiffs and the Company agreed to the terms of a settlement, pursuant to which the Company agreed to make forty (40) monthly payments of $1,000.00, without interest. The plaintiff contends that only four payments were made, the last in July of 2005, and has filed a proposed judgment upon stipulation against the Company in the amount of $71,000.00. The Company accrued $71,000 as of March 31, 2007.

         The TENAYA SURGICAL action was filed in Clark County (Las Vegas), Nevada in February 2006, and served on the Company thereafter. It names, as Defendants, the Company as well as Dean Janes, Michelle Janes, Xavier Aguilera and Christopher Sohn. The plaintiff's non-contractual claims have been abandoned. The complaint seeks contractual and tort damages "in excess of $10,000.00" relative to an April 13, 2005 contract. The company is utilizing Nevada counsel (Steven Day of Cohen, Johnson & Day) to represent its interests.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

Arbitration and Plaintiff's summary judgment were scheduled to be held in February, 2007. The company accrued $ 50,000 in the financial statement as of 3/31/07

         The TOMS RIVER SURGERY case sought $192,604.00 plus punitive damages, attorneys' fees and costs of collection, and was settled in June 2004, with the Company's agreement to pay Toms River $88,000.00 plus interest at 6% per annum from June 1, 2004 until the date of full payment, which was to be made no later than January 1, 2006. Not all of the agreed payments were made, and Judgment has been entered against the Company (and recorded in Los Angeles, Orange, Riverside, Ventura, Santa Barbara, and San Bernardino Counties) in the amount of $96,750.00. The Company accrued $88,319.44 as of March 31, 2007.

         The Company employed Colorado counsel as attorneys of record in the VETERINARY MANAGEMENT SERVICES case; local counsel withdrew in or about September, 2002. The VETERINARY MANAGEMENT SERVICES case was scheduled to go to trial on November 24, 2003, and resulted in a default judgment against the Company in the amount of $382,900.73. This judgment was then entered as a sister-state judgment in California in the amount of $382,900.73 (Los Angeles Superior Court case # BS091681); the Company has filed a Motion to Vacate this entry of judgment, which motion was denied on October 28, 2004. The Company has filed a Notice of Appeal, and expects to seek recourse through further proceedings. As of March 31, 2007, the Company accrued $382,900.16 in the financial statements.

         The WAYNE LEBLEU & ASSOC. VS. IMAGING3 case resulted in a default judgment of $4,010.16 on June 7, 2004, and, in September 2004 was entered as a sister-state judgment in California in the amount of $5,540.74 (Los Angeles Superior Court case #04C01777).

         The total gain on legal settlement for the year ended December 31, 2006 amounted to $31,750.

12.      GAIN ON SETTLEMENT OF DEBT

         The Company has recorded amounts as gain on settlement of debt of $327 and $10,195 for the three month period ended March 31, 2007 and 2006, respectively.

13.      RELATED PARTY TRANSACTION

         The Company has a consulting agreement with the Chief Executive Officer of the Company for a compensation of $12,000 per month. The CEO is to provide the services on the matters concerning the provision of management, administrative, marketing, and financial services to the Company pursuant to the consulting agreement terminable on 30 days notice by either party. The consulting agreement commenced on January 1, 2002 and will continue until such time as the Company withdraws the agreement or the CEO resigns. The accrued compensation has been included in due to stockholders.

         During the normal course of business, the Chief Executive Officer advances funds to the Company and in turn the Company will reimburse him. These transactions are recorded as due to stockholders.

         The balance due to officer amounts to $478,676 as of March 31, 2007.

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

         There is no assurance that Imaging3 will be profitable, Imaging3 may not be able to successfully develop, manage or market its products and services, Imaging3 may not be able to attract or retain qualified executives and technology personnel, Imaging3 may not be able to obtain customers for its products or services, Imaging3's products and services may become obsolete, government regulation may hinder Imaging3's business, Imaging3 may not be able to obtain the required approvals from the United States Food and Drug Administration for its products and services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in Imaging3's businesses.

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

CURRENT OVERVIEW

         Though our efforts have been to market our refurbished equipment, the sales and revenues from service and parts are increasing either from extended warranty purchases at the time of purchase of the refurbished equipment, or service contracts and time and material revenue realized upon warranty expiration, the majority which is realized one year from equipment purchase as warranties expire.

         Our sales effort through direct mail, broadcast facsimile and broadcast email to thousands of potential customers throughout the United States generates leads of potential customers desiring to purchase equipment either immediately or in the course of one year. This lead generation through direct mail and broadcast facsimiles and email will continue on a quarterly basis with the goal of increasing the total number of our leads for our sales staff. Management expects that the marketing program will also eventually help stabilize the amount of refurbished equipment sold on a monthly basis, since the carry-over of leads not looking for immediate purchase will overlap with the immediate sales leads. The greater the number of leads generated, whether immediate or long term, the greater the opportunity to eventually create a consistent number of sales.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

         We had revenues in the first quarter 2007 of $377,147 compared to $268,436 in 2006, which represents a 28% increase. The increase in revenue is due in part to the Company's focus on sales as well as pending sales from the fourth quarter 2006 from its normal aggressive marketing campaign for this period. In the first quarter of 2007, our equipment sales were $252,683 compared to $181,220 in 2006, representing a increase in equipment sales of $71,463 in 2007 or 28%. Our service and parts sales for the first quarter of 2007 were $128,238 compared to $95,615 in 2006, which is an increase of $32,623 or 25% resulting directly from increased warranty sales.

         Our cost of revenue was $242,152 in the first quarter of 2007 compared to $163,557 in the first quarter of 2006, which represents an increase of $78,595 or 32%. This is due in large part to the increase of sales for the same period. We had an increase in gross profit margin in 2007 of $134,995 versus $104,879 in the first quarter of 2006. Our operating expenses increased from $463,223 in the first quarter of 2006 to $505,040 in the first quarter of 2007, a 25% increase, mostly due to an increase in mileage of $25,859 resulting from increased gas prices and an increase in professional fees of $107,470. Our loss on operations increased to $370,045 in the first quarter of 2007 compared to $358,344 in the first quarter of 2006, a 33% increase. Our net loss was $386,028 in the first quarter of 2007 compared to $368,488 in the first quarter of 2006, a 25% increase, as a result of a lower revenue stream.

         During the three month period ended March 31, 2007, there were no litigation settlements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position was $9,864 at March 31, 2007 compared to $3,086 at March 31, 2006.

         As of March 31, 2007, the Company has current assets of $556,616, non-current assets of $61,117, and current liabilities of $3,792,706.

         Net cash used for operating activities amounted to $239,978 for the three month period ended March 31, 2007, as compared to $384,381 for the three month period ended March 31, 2006. The decrease in 2007 as compared to 2006 resulted from increased deferred revenue.

         Net cash provided by financing activities amounted to $224,490 and $376,101 for the three month periods ended March 31, 2007, and 2006, respectively. The increase in 2007 as compared to 2006 resulted from the issuance of a Private Placement Memorandum and the selling of shares of stock during the three month period ended March 31, 2007 as well as increased equipment sales.

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

GOING CONCERN QUALIFICATION

         The Company has incurred significant losses from operations, and such losses are expected to continue. The Company's auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2006. In addition, the company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing.
There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.


ITEM 3.    CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.


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


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three month period ended March 31, 2007, the Company sold 280,000 shares of its common stock for cash amounting $35,000 in one private placement.

         During the three month period ended March 31, 2007, the Company issued 745,655 shares of its common stock in exchange for services rendered valued at $126,761. Compensation expense was calculated based upon the fair market value which was the amount per share realized in the private placement.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



ITEM 5.    OTHER INFORMATION

         None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

  EXHIBIT NO.     DESCRIPTION
  ----------      -----------

         3.1      Articles of Incorporation (1)
         3.2 Articles of Amendment dated October 25, 2001, June 24, 2002, and August 13, 2002(1)
         3.3      Bylaws (1)
         3.4      Certificate of Amendment dated September 30, 2003(2)
         3.5      Certificate of Amendment dated October 25, 2001(3)
         3.6      Certificate of Amendment June 24, 2002(3)
         3.7      Certificate of Amendment August 13, 2002(3)
         10.1     Patent #6,754,297(3)
         10.2     Consulting Agreement(3)
         10.3     Assignment(3)
         10.6     Commercial Promissory Note dated August 4, 2004(4)
         10.7     Security Agreement(4)
         10.8     Commercial Promissory Note dated April 24, 2005(5)
         10.9 Lease entered into May 24, 2001 by and between Dean M. Janes and Imaging Services, Inc.(6)
         10.10    IR    Commercial    Real    Estate    Association     Standard
                  Industrial/Commercial  Single-Tenant  Lease - Net,  dated June
                  21,  2004 by and  between  Four T's,  Bryan  Tashjan,   Ed Jr.
                  Tashjan, Bruce Tashjan, Greg Tashjan and Dean Janes DBA Imaging Services, Inc.(6)
         31.1     Section 302 Certification of Chief Executive Officer
         31.2     Section 302 Certification of Chief Financial Officer
         32.1     Section 906 Certification
         32.2     Section 906 Certification

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

Dated: May 16, 2007                  IMAGING3, INC.

                                     By:  \s\ Dean Janes
                                     -------------------------------------------
                                     Dean Janes, Chief Executive Officer
                                     and Chairman (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/Dean Janes                                        Dated: May 16, 2007
     ----------------------------------------------
    Dean Janes, Chief Executive Officer
    and Chairman (Principal Executive Officer)

By:  /s/Christopher Sohn                                  Dated: May 16, 2007
     ----------------------------------------------
    Christopher Sohn, Director, President
    and Chief Operating Officer

By:  /s/Xavier Aguilera                                   Dated: May 16, 2007
     ----------------------------------------------
    Xavier Aguilera, Chief Financial Officer,
    Secretary, and Senior Vice President
    (Principal Financial/Accounting Officer)