Form 10QSB
period 2007-06-30
IMAGING3 INC
filed 2007-08-14
CIK 1205181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2007

                        COMMISSION FILE NUMBER: 000-50099
                                   -----------

                                 IMAGING3, INC.
                               ------------------
             (Exact name of Registrant as Specified in its Charter)


         CALIFORNIA                                      95-4451059
---------------------------------            -----------------------------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)


                3200 W. Valhalla Drive, Burbank, California 91505
                  -------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
                             ---------------------
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                        NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                      WHICH REGISTERED
---------------------------                             ------------------------
     COMMON STOCK                                                 OTC

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No
                                        --------------          ------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As  of  June  30,  2007  the  number  of  shares   outstanding  of  the
registrant's only class of common stock was 209,681,422.

         Transitional Small Business Disclosure Format (check one):

                                    Yes                       No      X
                                        --------------          ------------

                                TABLE OF CONTENTS

                                                                                                           PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements..................................................................... 1

         Balance Sheet as of June 30, 2007 (unaudited).....................................................F-1

         Statements of Operations for the Six Months ended
         June 30, 2007 and June 30, 2006 (unaudited).......................................................F-2

         Statements of Cash Flows for the Six Months ended
         June 30, 2007 and June 30, 2006 (unaudited).......................................................F-3

         Notes to Financial Statements
         (unaudited).......................................................................................F-4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................................................2

Item 3   Controls and Procedures.............................................................................6


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................................................6

Item 2.  Changes in Securities...............................................................................8

Item 3.  Defaults upon Senior Securities.....................................................................8

Item 4.  Submission of Matters to a Vote of Security Holders.................................................8

Item 5.  Other Information...................................................................................9

Item 6.  Exhibits and Reports on Form 8-K....................................................................9

Signatures..................................................................................................10

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                                   IMAGING3, INC.
                                                   BALANCE SHEET
                                                   JUNE 30, 2007
                                                    (UNAUDITED)

                                                       ASSETS

       CURRENT ASSETS:
       Cash and cash equivalents                                                            $              21,747
       Accounts receivable, net                                                                            73,827
       Inventory, net                                                                                     342,143
       Prepaid expenses                                                                                    20,375
                                                                                              --------------------
          Total current assets                                                                            458,092

       PROPERTY AND EQUIPMENT                                                                              26,287

       OTHER ASSETS                                                                                        31,024
                                                                                              --------------------
                                                                                            $             515,402
                                                                                              ====================

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

       CURRENT LIABILITIES:
       Accounts payable                                                                     $             293,589
       Accrued expenses                                                                                 2,666,453
       Deferred revenue                                                                                   157,801
       Equipment deposits                                                                                 243,015
       Due to an officer                                                                                  486,816
                                                                                              --------------------
          Total current liabilities                                                                     3,847,674

       STOCKHOLDERS' DEFICIT:
       Common stock, no par value; authorized shares 500,000,000;
       issued and outstanding 209,681,422 shares                                                        5,330,313
       Prepaid consulting                                                                                 (14,085)
       Accumulated deficit                                                                             (8,648,500)
                                                                                              --------------------
          Total stockholders' deficit                                                                  (3,332,271)
                                                                                              --------------------
                                                                                            $             515,402
                                                                                              ====================

               The accompanying notes form an integral part of these unaudited financial statements.

                                                   IMAGING3, INC.
                                              STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                     FOR THE THREE MONTH PERIODS                FOR THE SIX MONTH PERIODS
                                                           ENDED JUNE 30                              ENDED JUNE 30
                                                     2007                2006                 2007                   2006
                                               -----------------   ------------------  -------------------   ---------------------
NET REVENUES                                   $        178,834    $         515,645   $          555,981    $            784,081

COST OF GOODS SOLD                                       85,440              285,668              327,592                 449,225
                                               -----------------   ------------------  -------------------   ---------------------
GROSS PROFIT                                             93,394              229,977              228,389                 334,856

OPERATING EXPENSES
   General and administrative expenses                  621,956              687,657            1,126,604               1,150,880
                                               -----------------   ------------------  -------------------   ---------------------
LOSS FROM OPERATIONS                                   (528,562)            (457,681)            (898,215)               (816,025)

OTHER INCOME (EXPENSE):
Interest expense                                        (22,765)             (18,005)             (38,667)                (37,544)
Other income                                              7,779                    -                7,779                       -
Buyout expense                                                -             (161,250)                   -                (161,250)
Gain on litigation settlement                                 -               30,000                  327                  40,195
                                               -----------------   ------------------  -------------------   ---------------------
   Total other expense                                  (14,986)            (149,255)             (30,562)               (158,599)
                                               -----------------   ------------------  -------------------   ---------------------

LOSS BEFORE INCOME TAX                                 (543,548)            (606,936)            (928,776)               (974,624)

PROVISION FOR INCOME TAXES                                    -                    -                  800                     800

                                               -----------------   ------------------  -------------------   ---------------------
NET LOSS                                       $       (543,548)   $        (606,936)  $         (929,576)   $           (975,424)
                                               =================   ==================  ===================   =====================

*BASIC AND DILUTED WEIGHTED AVERAGE
 COMMON STOCK OUTSTANDING                           206,855,710          187,564,800          205,842,982             199,441,068
                                               =================   ==================  ===================   =====================

BASIC AND DILUTED NET LOSS PER SHARE           $          (0.00)   $           (0.00)  $            (0.00)   $              (0.00)
                                               =================   ==================  ===================   =====================

*Weighted average number of shares used to compute basic and diluted loss per share for the periods ended June 30, 2007 & 2006 are the same since the effect of dilutive securities is anti-dilutive.



               The accompanying notes form an integral part of these unaudited financial statements.

                                          IMAGING3, INC.
                                     STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                                        FOR THE SIX MONTH PERIODS
                                                                                             ENDED JUNE 30
                                                                                        2007                2006
                                                                                  -----------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                              $       (929,576)  $         (975,424)
            Adjustments to reconcile net loss to net cash
            used in operating activities:
            Depreciation and amortization                                                    7,614                7,614
            Common stock issued for buyout                                                       -              161,250
            Common stock issued for services                                               112,676               98,690
            Gain on settlement of debt                                                         327               40,195
            (Increase) / decrease in current assets:
            Accounts receivable                                                              2,529              (23,086)
            Inventory                                                                      162,120              (23,369)
            Prepaid expenses and other assets                                                  750                2,881
            Increase / (decrease) in current liabilities:
            Accounts payable                                                              (460,522)            (127,693)
            Accrued expenses                                                               527,587              (81,873)
            Deferred revenue                                                                59,001               16,991
            Due to stockholder
            Equipment deposits                                                             (41,610)             (34,500)
                                                                                  -----------------  -------------------
               Net cash used in operating activities                                      (559,105)            (938,324)
                                                                                  -----------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of plant, property, and equipment                                           -                 (612)
                                                                                  -----------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Due to former shareholders                                                           -              (40,000)
            Receipts from/(payments to) officer                                            115,587             (405,812)
            Proceeds from subscription receivable                                           82,043                    -
            Proceeds from exercise of warrants                                                   -               59,775
            Proceeds from issuance of common stock                                         357,870            1,317,627
                                                                                  -----------------  -------------------
               Net cash provided by financing activities                                   555,500              931,590
                                                                                  -----------------  -------------------

NET DECREASE IN CASH & CASH EQUIVALENTS                                                     (3,605)              (7,346)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                                  25,352               11,366
                                                                                  -----------------  -------------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                           $         21,747  $             4,020
                                                                                  =================  ===================

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2006. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

DUE TO OFFICER

At June 30, 2007, the Company had a balance due to the Chief Executive Officer of the Company amounting to $486,816 for amount borrowed. The amount is due on demand, interest free and secured by the assets of the Company.

EQUIPMENT DEPOSITS

Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods.

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

These deposits are applied to the invoices when the equipment is shipped to the customers. The balance at June 30, 2007 was $243,015.

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

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

RECENT PRONOUNCEMENTS

In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

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

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

3. ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and management believes are collectible except for which a reserve has been provided. The balance of accounts receivable as of June 30, 2007 was $73,827. The reserve amount for uncollectible accounts was $1,375 as of June 30, 2007.

4. INVENTORIES

Inventory comprised of the following as of June 30, 2007:

Parts inventory     $153,061
Finished goods       383,250
Inventory reserve   (194,169)
                  -----------

Total               $342,143
                  ===========

5. PROPERTIES AND EQUIPMENT

Property and equipment at June 30, 2007 was as follows:

Furniture and office equipment    $   55,704
Tools and Shop equipment              54,183
Vehicle                              105,871
                                   ---------
                                     215,757
Less Accumulated depreciation       (189,471)
                                   ---------

Total                             $   26,287
                                   ==========

Depreciation expenses were $7,614 and $7,614 for the year ended June 30, 2007 and 2006, respectively.

6. ACCRUED EXPENSES

Accrued expenses consisted of the following as of June, 2007:

Accrued payroll taxes               $   179,796
Other accrued expenses                   13,343
Accrued legal fees                      370,097
Accrued Ongoing Litigation            1,554,148
Accrued Settled Litigation              549,069
                                     -----------

Total                                $2,666,453
                                     ===========

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

7. STOCKHOLDERS' EQUITY

Common Stock

During the three month period ended March 31, 2007, the Company issued 280,000 shares of common stock for cash amounting $35,000 as part of its private placement offer.

During the three month period ended June 30, 2007, the Company issued 5,649,578 shares of common stock for cash amounting $338,975 as part of its private placement offer.

During the six month  period  ended June 30, 2007,  the Company  issued  745,655 shares of common stock for consulting services. The Company recorded these shares at the fair market value to be amortized over a period of three months. As of June 30, 2007, prepaid consulting amounted to $14,085.

8. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $-0- and interest of $28,024 during the six month period ended June 30, 2007. The Company paid income taxes of $0 and interest of $25,587 during the period ended June 30, 2006.

9. GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the period ended June 30, 2007 and 2006, the Company had incurred losses of $929,576 and $975,424 respectively. The Company has accumulated deficit of $8,648,500 on June 30, 2007. In addition, the Company had negative cash flow from operating activities amounting to $559,105 during the six month period ended June 30, 2007. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

ability to continue as a going concern. Management devoted considerable effort during the six month period ended June 30, 2007, towards (i) obtaining additional equity financing and in that regard in 2007, the Company was in process of offering to sell more shares at $0.06 per share in a private placement to accredited investors; (ii) controlling of salaries and general and administrative expenses; (iii) management of accounts payable; (iv) evaluation of its distribution and marketing methods; and (v) increasing marketing and sales. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost. The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the CEO and CFO. Accounts payable are reviewed and approved or challenged on a daily basis and sales staff is questioned as to the validity of any expense on a monthly basis. Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

10. COMMITTMENTS

The Company has a facility lease agreement effective October 1, 2004 for 5 years with an option to extend for a 60 month period.

Future minimum lease commitments, excluding property taxes and insurance, payable at June 30, 2007 are approximately as follows:

                      2007                                  60,420
                      2008                                 120,840
                      2009                                  90,630
                                                          ---------
                                                         $ 271,890

Rent expenses for leased facility were $60,420 and $60,420 for period ended June 30, 2007 and 2006, respectively.

11. CONTINGENCIES & LITIGATION

Partly in connection with a fire at the Company's facility on or about February 19, 2002, in which the Company's manufacturing, warehouse, and office facilities were substantially destroyed, the Company has become engaged in litigation in several courts, described herein.

On February 28, 2002, the Company (as Imaging Services, Inc.) initiated legal proceedings in the Los Angeles Superior Court against its construction contractor, Tower Engineering [Imaging Services, Inc. and Dean Janes v. Tower Engineering, Los Angeles Superior Court case number EC033979.] In connection with that action, Tower Engineering filed a cross-complaint against the Company, seeking payment of allegedly outstanding invoices related to the same construction. The Company answered the cross-complaint, denying its allegations. A primary defendant in that action, Mario Osorio, dba Albert's Electric Service, was discharged in a bankruptcy action, and his insurer has also gone into liquidation. Summary judgment was entered against the Company with respect to its affirmative claim for relief in connection with the Company's fire losses,

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

and this ruling was upheld on appeal. The claims of Tower Engineering for allegedly unpaid invoices were presented to binding arbitration. Another construction-related collection case, Westside Wholesale Electric and Lighting, Inc. v. Mario Albert Osorio, dba Albert's Electric Service, and Dean Janes; Los Angeles Superior Court case number 02K02597, was consolidated with the primary Imaging vs. Tower action, and was arbitrated at the same time. Imaging3, Inc. and Dean Janes were found liable to the claimants in the amount of $69,187.06 plus costs. The trial Court awarded costs against the company of $9,954.00. A judgment for costs on appeal against Imaging3, Inc. in favor of Tower has been made in the amount of $253.92, and remains outstanding. As of June 30, 2007, the total amount due amounted to $79,394.98 accrued in the financial statements.

On April 25, 2002, the Company initiated litigation against a former employee and his subsequent employer for unfair business practices and related business torts in connection with that employee's post-termination conduct. In that action, Imaging Services, Inc. v. Dan Asbille, Imaging Technologies, and Computron Inc.; Los Angeles Superior Court Case Number BC 272665, the Company alleged causes of action for Intentional Interference with Prospective Business Relations, (2) Breach of the Implied Covenant of Good Faith and Fair Dealing,
(3) Unfair Business Practices, (4) Fraud, (5) Conversion, (6) Constructive Trust, (7) Declaratory Relief, (8) Implied Contractual Indemnity, (9) Total Equitable Indemnity, (10) Partial Equitable Indemnity, and (11) Contribution and Repayment. This action was filed in the Northwest District of the Los Angeles Superior Court. Two of the defendants, individual defendant Danny Asbille, and Computron Display Systems, Inc. responded with cross-complaints against the Company for breach of contract and conversion, which were defended in conjunction with the Company's prosecution of the initial Complaint. In January 2004, a jury in this action found in favor of the Company with respect to the Company's conversion claims against Danny Asbille and Computron Display Systems, Inc., and awarded the Company $88,557.00. The same jury found in favor of Computron Display Systems, Inc. with respect to its conversion claim against the Company in the amount of $17,500.00. That jury also awarded $97,500.00 to Danny Asbille with respect to his contract claim against the Company. No payments associated with any of these awards have been made. As of June 30, 2007 the total amount due amounted to $26,443 accrued in the financial statements.

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

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Arkansas Medical Imaging LLC vs. Imaging3, Inc. action was resolved through mediation on or about March 3, 2006, at which time the Company agreed to make sixty (60) payments of $1,250.00 per month, commencing on March 20, 2006. The first payment pursuant to this agreement was made in March, 2006. As of June 30, 2007 the total amount due amounted to $60,000 accrued in the financial statements.

The Covington Anesthesia Assoc. matter resulted in a judgment in favor of the plaintiff in the amount of $7,654.34 principal, plus attorneys' fees, court costs, and interest in October 2003; a sister-state judgment was entered in the Los Angeles Superior Court in September, 2004 in the amount of $11,227.19 (Los Angeles Superior Court case # 04C01792). As of June 30, 2007 the total amount of $11,227.19 was still outstanding and accrued in the financial statements.

The DeLage Landen case sought $16,619.27 plus interest from June 1, 2003 and attorneys' fees; negotiation resulted in a settlement, pursuant to which the

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Company was to pay $750.00 per month for eleven months, with a final payment thereafter of $4,750.00. As of June 30, 2007 the total amount due amounted to $9,000 accrued in the financial statements.

The DLW case sought more than $46,100.00 plus attorneys' fees and litigation costs from the Company and individuals affiliated with it. On April 20, 2004, the Company's Motion to Compel Arbitration was granted, and the action was stayed pending completion of arbitration, which has not been set.

The Dove case in Texas, on January 23, 2004, resulted in a judgment against the Company and Dean Janes in the amount of $17,100.00, plus interest from January 23, 2004 at 5% per annum, plus attorneys' fees of $5,500.00, and costs of court. The plaintiff in that case has initiated collection activity in California.

The Executive Car Leasing action sought $14,901.73 plus collection costs and fees against the Company. The Company filed an answer to the complaint, asserting a number of affirmative defenses. The action (and a related matter upon which suit was not filed) were settled for a total of $11,500.00, to be paid in 23 equal installments of $500.00. As of June 30, 2007, the total amount due amounted to $4,500.

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

As of June 30, 2007 the amount of $139,000 is accrued in the financial statements.

The Medison action, initiated on or about April 28, 2004 and sent to the Company some time thereafter, sought $515,000.00 plus interest, and was submitted, by the claimants, to the Korean Commercial Arbitration Board. The Company submitted a response to the claimants' Application for Arbitration, objecting to the Board's jurisdiction, and opposing the claimants' assertions on their merits. In or about December 2004, the Korean Commercial Arbitration Board awarded the claimants, against the Company, $515,000.00, plus interest at varying rates from March 1, 2002. The claimants filed suit in the United States District Court on

April 15, 2005, seeking to enforce and collect the award of the Korean Commercial Arbitration Board. The plaintiffs' complaint prayed for $692,277.52, plus attorneys' fees, costs, and interest at an annual rate of twenty percent (20%), or $318.142241 per day. In June, 2006, Judgment was entered in favor of the plaintiffs in the amount of $804,687.16, consisting of principal in the amount of $515,000.00 and interest in the amount of $289,687.16. Interest continues to accrue at the rate of 20% per annum. The judgment is presently under appeal. As of June 30, 2007, the amount of $773,403.22 is accrued in the financial statement.

The Modern Printing action was settled in October, 2003, with the Company agreeing to make four monthly installments of $2,000.00 each, with a total of $16,000.00 due (less payments made) in the event of a default. As of June 30, 2007 the amount of $16,000 is accrued in the financial statements.

The North American Imaging (NAI) case had been set for trial on March 29, 2004. The Plaintiff in NAI previously obtained a writ of attachment against the Company, and sought damages against the Company and Dean Janes in the amount of $106,469.98; the Company had a cross-complaint against NAI. The NAI action was settled in February 2004, pursuant to which the Company agreed to pay $6,153.85 each month, commencing on April 1, 2004, until the total sum of $80,000.00 has been paid. As of June 30, 2007 the amount of $80,000 is accrued in the financial statements.

The North Surgery action seeks $33,500.00 plus costs against the Company. The Company has retained local counsel in Tennessee to represent its interests. In or about November, 2006, the plaintiff obtained summary judgment in the amount of $33,500.00, plus costs. As of June 30, 2007 the Company has not made any payments and the amount is accrued in the financial statements.

The Peach Tree Clinic action was filed in Yuba County, and served on the Company on June 6, 2005. The complaint seeks $30,364.13, plus $25,000.00 for "loss of use" of equipment and $5,000.00 for attorneys' fees. The Company successfully moved to have the matter transferred to Glendale, California, where it was ordered to mediation. In May, 2006, the Company entered into a stipulation for entry of judgment, pursuant to which the Company agreed to pay $30,364.13, in installments of $500.00 per month commencing on May 20, 2006, and continuing on the 20th day of each month thereafter, until paid in full. As of June 30, 2007 the total amount due amounted to $24,864.13 which is accrued in the financial statements.

The Plaintiff in the Skagit County case sought $43,198.00 plus punitive damages, interest, costs and attorneys' fees. The Skagit County action has been settled, through the Company's agreement to pay a total of $32,398.50, plus interest at 5% per annum within 24 months. An initial payment of $2,000.00 was paid on July 9, 2004, and the Company agreed to make additional monthly payments of $1,000.00 per month, commencing on August 9, 2004, with a final balloon payment at the end of the 24th month to satisfy the $32,398.50 amount. As of June 30, 2007 the total amount due amounted to $22,399 which is accrued in the financial statements.

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Stonebridge Leasing case resulted in a Pennsylvania judgment in the amount of $25,698.23 in July, 2003. As of June 30, 2007 the Company has not made any payments and the amount is accrued in the financial statements.

The Surgery Center LLC action sought $75,500.00 plus collection costs. A trial had been set for January 31, 2005. In January, 2005, the Plaintiffs and the Company agreed to the terms of a settlement, pursuant to which the Company agreed to make forty (40) monthly payments of $1,000.00, without interest. The plaintiff contends that only four payments were made, the last in July of 2005, and has filed a proposed judgment upon stipulation against the Company in the amount of $71,000.00. The Company has accrued $71,000 in the financial statements as of June 30, 2007.

The Tenaya Surgical action was filed in Clark County (Las Vegas), Nevada in February 2006, and served on the Company thereafter. It names, as Defendants, the Company as well as Dean Janes, Michelle Janes, Xavier Aguilera and Christopher Sohn. The plaintiff's non-contractual claims have been abandoned. The complaint seeks contractual and tort damages "in excess of $10,000.00" relative to an April 13, 2005 contract. The Company is utilizing Nevada counsel (Steven Day of Cohen, Johnson & Day) to represent its interests. Arbitration and Plaintiff's summary judgment were scheduled to be held in February, 2007. The Company accrued $50,000 in the financial statement as of June 30, 2007.

The Toms River Surgery case sought $192,604.00 plus punitive damages, attorneys' fees and costs of collection, and was settled in June 2004, with the Company's agreement to pay Toms River $88,000.00 plus interest at 6% per annum from June 1, 2004 until the date of full payment, which was to be made no later than January 1, 2006. Not all of the agreed payments were made, and Judgment has been entered against the Company (and recorded in Los Angeles, Orange, Riverside, Ventura, Santa Barbara, and San Bernadino Counties) in the amount of $96,750.00. The Company accrued $88,319.44 as of June 30, 2007.

The Company employed Colorado counsel as attorneys of record in the Veterinary Management Services case. Local counsel withdrew in or about September, 2002. The Veterinary Management Services case was scheduled to go to trial on November 24, 2003, and resulted in a default judgment against the Company in the amount of $382,900.73. This judgment was then entered as a sister-state judgment in California in the amount of $382,900.73 (Los Angeles Superior Court case # BS091681). The Company has filed a Motion to Vacate this entry of judgment, which motion was denied on October 28, 2004. The Company has filed a Notice of Appeal, and expects to seek recourse through further proceedings. As of June 30, 2007, the Company accrued $382,900.16 in the financial statements.

The Wayne LeBleu & Assoc. vs. Imaging3 case resulted in a default judgment of $4,010.16 on June 7, 2004, and, in September 2004 was entered as a sister-state judgment in California in the amount of $5,540.74 (Los Angeles Superior Court case #04C01777). The Company accrued $5,540.74 in the financial statement as of June 30, 2007.

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

14. RELATED PARTY TRANSACTION

The Company has a consulting agreement with the Chief Executive Officer of the Company for a compensation of $12,000 per month. The CEO is to provide the services on the matters concerning the provision of management, administrative, marketing, and financial services to the Company pursuant to the agreement terminable on 30 days notice by either party. The consulting agreement commenced on January 1, 2002 will continue until such time as the Company withdraws the agreement or the CEO resigns. The accrued compensation has been included in due to stockholders.

During the normal course of business, the Chief Executive Officer advances funds to the Company and in turn the Company will reimburse him. These transactions are recorded as due to stockholders.

The balance due to officer amounts to $486,816 as of June 30, 2007.

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

               (f)  absence of demand for Imaging3's products and services;

               (g)  rapid and significant changes in markets;

               (h) litigation with or legal claims and allegations by outside parties against Imaging3;

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

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Imaging3 cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-QSB-A. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Imaging3 or persons acting on its behalf may issue. Imaging3 does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB-A, or to reflect the occurrence of unanticipated events.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

         We had revenues in the first six months of 2007 of $555,981 compared to $784,081 in 2006, which represents a 29% decrease. The decrease in revenue is due in part to the Company's focus on stock sales and the absence of its normal aggressive marketing campaign for this period as well as the concentration being given to the development of our patented product, the Dominion. In the first six months of 2007, our equipment sales were $297,808 compared to $589,750 in the first six months of 2006, representing a decrease in equipment sales of $291,942 for this period or 50%. Our service and parts sales for the first six months of 2007 were $97,920 compared to $79,556 in 2006, which increased by $19,364 or 20% due in part to the individual efforts and training of our service personnel.

         Our cost of revenue was $449,225 in the first six months of 2006 and $327,592 in the first six months of 2007, which represents a decrease of $121,633 or 27%. This is due in large part to the decrease of sales for the same period. We had a decrease in gross profit margin in 2007 of $228,389 versus $334,856 in 2006. Our operating expenses stayed in line from $1,126,604 in the first six months of 2007 compared to $1,150,880 in the first six months of 2006, a 2% decrease, mostly due to a decrease in cost of goods. Our loss on operations in the first six months of 2006 was $816,025 as compared to $898,215 in the first six months of 2007, a 10% increase. Our net loss in the first six months of 2006 was $975,424 as compared to $929,576 in the first six months of 2007, a 4% decrease, primarily as a result of the absence of buyout expense in 2007.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position was $21,747 at June 30, 2007 compared to $4,020 at June 30, 2006.

         As of June 30, 2007, the Company has current assets of $458,092 and current liabilities of $3,847,674.

         Net cash used for operating activities amounted to $559,105 for the six month period ended June 30, 2007, as compared to $938,324 for the six month period ended June 30, 2006. The decrease in 2007 as compared to 2006 resulted from decreased operating expenses for the same period.

         Net cash provided by financing activities amounted to $555,500 and $931,590 for the six month period ended June 30, 2007, and 2006, respectively. The decrease in 2007 as compared to 2006 resulted from less sales of stock during the six month period ended June 30, 2007 as compared to the same period in 2006.

         The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit. The Company will need between $50,000 to $100,000 annually to maintain its reporting obligations. Financing options are potentially available to the Company either via an additional private placement of stock or through the public sale of stock, although there is no assurance that the Company can raise sufficient capital to complete the development of its prototype and to sustain monthly operations. There is no assurance that adequate funds will be available to the Company to enable it to continue to operate. Our need for additional financing is likely to persist.

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

ITEM 3. CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the
"Exchange Act")) as of June 30, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.


PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In connection with a fire at the Company's facility on or about February 19, 2002, in which the Company's manufacturing, warehouse, and office facilities were substantially destroyed, the Company has become engaged in litigation in several courts, described herein.

         On February 28, 2002, the Company (as Imaging Services, Inc.) initiated legal proceedings in the Los Angeles Superior Court against its construction contractor, Tower Engineering [Imaging Services, Inc. and Dean Janes v. Tower Engineering; Los Angeles Superior Court case number EC033979]. In connection with that action, Tower Engineering filed a cross-complaint against the Company, seeking payment of allegedly outstanding invoices related to the same construction. The Company answered the cross-complaint, denying its allegations. A primary defendant in that action, Mario Osorio, dba Albert's Electric Service, was discharged in a bankruptcy action, and his insurer has also gone into liquidation. Summary judgment was entered against the Company with respect to its affirmative claim for relief in connection with the Company's fire losses, and this ruling was upheld on appeal. The claims of Tower Engineering for allegedly unpaid invoices were presented to binding arbitration. Another construction-related collection case, Westside Wholesale Electric and Lighting, Inc. v. Mario Albert Osorio, dba Albert's Electric Service, and Dean Janes; Los Angeles Superior Court case number 02K02597, was consolidated with the primary Imaging vs. Tower action, and was arbitrated at the same time. Imaging3, Inc. and Dean Janes were found liable to the claimants in the amount of $69,187.06 plus costs. The trial court awarded costs against the Company of $9,954.00. A judgment for costs on appeal against Imaging3, Inc. in favor of Tower has been made in the amount of $253.92, and remains outstanding. As of June 30, 2007, the total amount due was $79,394.98 accrued in the financial statements.

         On April 25, 2002, the Company initiated litigation against a former employee and his subsequent employer for unfair business practices and related business torts in connection with that employee's post-termination conduct. In that action, Imaging Services, Inc. v. Dan Asbille, Imaging Technologies, and Computron Inc.; Los Angeles Superior Court Case Number BC 272665, the Company alleged causes of action for (1) Intentional Interference with Prospective Business Relations, (2) Breach of the Implied Covenant of Good Faith and Fair Dealing, (3) Unfair Business Practices, (4) Fraud, (5) Conversion, (6) Constructive Trust, (7) Declaratory Relief, (8) Implied Contractual Indemnity,
(9) Total Equitable Indemnity, (10) Partial Equitable Indemnity, and (11) Contribution and Repayment. This action is pending in the Northwest District of the Los Angeles Superior Court. Two of the defendants, individual defendant Danny Asbille, and Computron Display Systems, Inc. responded with cross-complaints against the Company for breach of contract and conversion, which have been defended in conjunction with the Company's prosecution of the initial complaint. In January 2004, a jury in this action found in favor of the Company with respect to the Company's conversion claims against Danny Asbille and Computron Display Systems, Inc., and awarded the Company $88,557.00. The same jury found in favor of Computron Display Systems, Inc. with respect to its conversion claim against the Company in the amount of $17,500.00. That jury also awarded $97,500.00 to Danny Asbille with respect to his contract claim against the Company. No payments associated with any of these awards have been made. As of June 30, 2007, the total amount due by the Company was $26,443 accrued in the financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the six month period ended June 30, 2007, the Company issued 745,655 shares of its common stock for payment of accounts payable amounting to $126,761.33 based upon the fair market value which was the amount per share realized in the Company's most recent private placement of stock.

         During the six month period ended June 30, 2007, the Company issued no shares of its common stock for the exercise of warrants.

         During the six month period ended June 30, 2007, the Company issued no shares of its common stock in exchange for services rendered. Compensation expense would have been calculated based upon the fair market value which was the amount per share realized in the most recent private placement. The Company amortized $0 as consulting fees during the six month period ended June 30, 2007.

         During the six month period ended June 30, 2007, the Company sold 5,929,578 shares of its common stock for cash amounting $355,774.68 in a private placement of common stock.

         The Company did not issue any options or warrants during the six months ended June 30, 2007. There are no stock options or warrants outstanding as of June 30, 2007.

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

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.                DESCRIPTION

3.1              Articles of Incorporation (1)
3.2 Articles of Amendment dated October 25, 2001, June 24, 2002, and August 13, 2002(1)
3.3              Bylaws (1)
3.4              Certificate of Amendment dated September 30, 2003(2)
3.5              Certificate of Amendment dated October 25, 2001(3)
3.6              Certificate of Amendment June 24, 2002(3)
3.7              Certificate of Amendment August 13, 2002(3)
10.1             Patent #6,754,297(3)
10.2             Consulting Agreement(3)
10.3             Assignment(3)
10.6             Commercial Promissory Note dated August 4, 2004(4)
10.7             Security Agreement(4)
10.8             Commercial Promissory Note dated April 24, 2005(5)
10.9 Lease entered into May 24, 2001 by and between Dean M. Janes and Imaging Services, Inc.(6)
10.10 IR Commercial Real Estate Association Standard Industrial/ Commercial Single-Tenant Lease - Net, dated June 21, 2004 by and between Four T's, Bryan Tashjian, Ed Jr. Tashjan, Bruce Tashjan, Greg Tashjan and Dean Janes DBA Imaging Services, Inc.
                 (6)
31.1             Section 302 Certification of Chief Executive Officer
31.2             Section 302 Certification of Chief Financial Officer
32.1             Section 906 Certification of Chief Executive Officer
32.2             Section 906 Certification of Chief Financial Officer
---------------------------------
(1) Incorporated by reference to the Form 10SB/A Registration Statement filed with the Securities and Exchange Commissioner on December 9, 2002.
(2) Incorporated by reference to Amendment #2 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 6, 2004.
(3) Incorporated by reference to Amendment #3 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 21, 2004.
(4) Incorporated by reference to Amendment #5 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 18, 2005.
(5) Incorporated by reference to Amendment #6 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on July 7, 2005.
(6)      Incorporated  by reference  to  Amendment #8 to Form SB-2  Registration
         Statement  filed  with  the  Securities  and  Exchange   Commission  on
         September 9, 2005.

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

Dated: August 14, 2007            IMAGING3, INC.


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


By:  /s/Dean Janes                                        Dated: August 14, 2007
    ------------------------------------------------
    Dean Janes, Chief Executive Officer
    and Chairman (Principal Executive Officer)


By:  /s/Christopher Sohn                                  Dated: August 14, 2007
    ------------------------------------------------
    Christopher Sohn, Director, President
    and Chief Operating Officer


By:  /s/Xavier Aguilera                                   Dated: August 14, 2007
    ------------------------------------------------
    Xavier Aguilera, Chief Financial Officer,
    Secretary, and Senior Vice President
    (Principal Financial/Accounting Officer)