Form 10QSB
period 2007-09-30
IMAGING3 INC
filed 2007-11-14
CIK 1205181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2007

                        COMMISSION FILE NUMBER: 000-50099
                                   -----------

                                 IMAGING3, INC.
                             ----------------------
             (Exact name of Registrant as Specified in its Charter)


          CALIFORNIA                                    95-4451059
    ----------------------                  -----------------------------------
   (State of Incorporation)                (I.R.S. Employer Identification No.)


                3200 W. Valhalla Drive, Burbank, California 91505
                -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
                         -----------------------------
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                     NAME OF EACH EXCHANGE ON
   TITLE OF EACH CLASS                                   WHICH REGISTERED
------------------------                             ------------------------
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

         As of November 7, 2007 the number of shares outstanding of the registrant's only class of common stock was 221,137,083.

         Transitional Small Business Disclosure Format (check one):

                                    Yes                       No   X
                                        --------------          ------------


                                TABLE OF CONTENTS

                                                                                                           PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Balance Sheet as of September 30, 2007 (unaudited)..................................................2

         Statements of Operations for the Three Months and Nine Months ended
         September 30, 2007 and September 30, 2006 (unaudited)...............................................3

         Statements of Cash Flows for the Nine Months ended
         September 30, 2007 and September 30, 2006 (unaudited)...............................................4

         Notes to Financial Statements
         (unaudited).........................................................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................................................18

Item 3   Controls and Procedures............................................................................22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................................................22

Item 2.  Changes in Securities..............................................................................23

Item 3.  Defaults upon Senior Securities....................................................................24

Item 4.  Submission of Matters to a Vote of Security Holders................................................24

Item 5.  Other Information..................................................................................24

Item 6.  Exhibits and Reports on Form 8-K...................................................................24

Signatures..................................................................................................25

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

                                     IMAGING3, INC.
                                       BALANCE SHEET
                                    SEPTEMBER 30, 2007
                                       (UNAUDITED)

                                                      ASSETS

       CURRENT ASSETS:
       Cash and cash equivalents                                                            $              15,877
       Accounts receivable, net                                                                            68,230
       Inventory, net                                                                                     330,823
       Prepaid expenses                                                                                    16,073
                                                                                              --------------------
          Total current assets                                                                            431,003

       PROPERTY AND EQUIPMENT, NET                                                                         22,480

       OTHER ASSETS                                                                                        31,024
                                                                                              --------------------
                                                                                            $             484,506
                                                                                              ====================

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

       CURRENT LIABILITIES:
       Accounts payable                                                                     $             308,586
       Accrued expenses                                                                                 2,627,480
       Deferred revenue                                                                                   155,813
       Equipment deposits                                                                                 166,518
       Due to an officer                                                                                  551,071
                                                                                              --------------------
          Total current liabilities                                                                     3,809,468

       STOCKHOLDERS' DEFICIT:
       Common stock, no par value; authorized shares 500,000,000;
         issued and outstanding 217,252,093 shares                                                      5,822,716
       Prepaid consulting                                                                                 (68,750)
       Accumulated deficit                                                                             (9,078,928)
                                                                                              --------------------
          Total stockholders' deficit                                                                  (3,324,962)
                                                                                              --------------------
                                                                                            $             484,506
                                                                                              ====================


               The accompanying notes form an integral part of these unaudited financial statements

                                         IMAGING3, INC.
                                    STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                       FOR THE THREE MONTH PERIODS               FOR THE NINE MONTH PERIODS
                                                            ENDED SEPTEMBER 30                       ENDED SEPTEMBER 30
                                                         2007               2006                  2007                 2006
                                                   -----------------  ------------------   -------------------  -------------------

 NET REVENUES                                      $        436,445   $         199,354    $          992,427   $          983,435

 COST OF GOODS SOLD                                         262,175              70,416               589,767              519,641
                                                   -----------------  ------------------   -------------------  -------------------
 GROSS PROFIT                                               174,270             128,938               402,659              463,794

 OPERATING EXPENSES
    General and administrative expenses                     622,159             630,029             1,748,763            1,780,909
                                                   -----------------  ------------------   -------------------  -------------------
 LOSS FROM OPERATIONS                                      (447,889)           (501,091)           (1,346,104)          (1,317,115)

 OTHER INCOME (EXPENSE):
 Interest expense                                           (17,073)            (12,291)              (55,740)             (49,835)
 Other income                                                34,533                   -                42,312                    -
 Buyout expense                                                   -                   -                     -             (161,250)
 Gain on litigation settlement                                    -                                       327               40,195
                                                   -----------------  ------------------   -------------------  -------------------
    Total other expense                                      17,460             (12,291)              (13,101)            (170,890)
                                                   -----------------  ------------------   -------------------  -------------------

 LOSS BEFORE INCOME TAX                                    (430,428)           (513,382)           (1,359,205)          (1,488,005)

 PROVISION FOR INCOME TAXES                                       -                   -                   800                  800

                                                   -----------------  ------------------   -------------------  -------------------
 NET LOSS                                          $       (430,428)  $        (513,382)   $       (1,360,005)  $       (1,488,805)
                                                   =================  ==================   ===================  ===================

 *BASIC AND DILUTED WEIGHTED
  AVERAGE COMMON STOCK OUTSTANDING                      213,969,540         199,555,010           208,581,602          191,232,872
                                                   =================  ==================   ===================  ===================

 BASIC AND DILUTED NET LOSS PER SHARE              $          (0.00)  $           (0.00)   $            (0.01)  $            (0.01)
                                                   =================  ==================   ===================  ===================

*Weighted average number of shares used to compute basic and diluted loss per share for the periods ended September 30, 2007 & 2006 are the same since the effect of dilutive securities is anti-dilutive.

                    The accompanying notes form an integral part of these unaudited financial statements

                                          IMAGING3, INC.
                                     STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                              FOR THE NINE MONTH PERIODS
                                                                                  ENDED SEPTEMBER 30
                                                                               2007                2006
                                                                         -----------------  -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                    $     (1,360,005)  $       (1,488,805)
             Adjustments to reconcile net loss to net cash
             used in operating activities:
             Depreciation and amortization                                         11,420               11,420
             Common stock issued for buyout                                             -              161,250
             Amortization of Prepaid Consulting                                                         78,375
             Common stock issued for services                                     279,811               98,690
             Gain on settlement of debt                                              (327)              40,195
             (Increase) / decrease in current assets:
             Accounts receivable                                                    8,126              (65,357)
             Inventory                                                            173,440              (57,370)
             Prepaid expenses and other assets                                      5,053                   (2)
             Increase / (decrease) in current liabilities:
             Accounts payable                                                    (444,872)            (103,772)
             Accrued expenses                                                     488,614              (88,160)
             Deferred revenue                                                      57,013               16,138
             Equipment deposits                                                  (118,107)               1,406
                                                                         -----------------  -------------------
                Net cash used in operating activities                            (899,833)          (1,395,992)
                                                                         -----------------  -------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of plant, property, and equipment                                 -                 (612)
                                                                         -----------------  -------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
             Due to former shareholders                                                 -              (40,000)
             Receipts from/(payments to) officer                                  179,842               38,247
             Proceeds from subscription receivable                                 82,043                    -
             Proceeds from exercise of warrants                                         -               59,775
             Advance for shares to be issued
             Proceeds from issuance of common stock                               628,473            1,332,627
                                                                         -----------------  -------------------
                Net cash provided by financing activities                         890,358            1,390,649
                                                                         -----------------  -------------------

 NET DECREASE IN CASH & CASH EQUIVALENTS                                           (9,475)              (5,955)

 CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                        25,352               11,366
                                                                         -----------------  -------------------

 CASH & CASH EQUIVALENTS, ENDING BALANCE                                 $         15,877   $            5,411
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

The accompanying un-audited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2006. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

Due to officer

At September 30, 2007, the Company had a balance due to the Chief Executive Officer of the Company amounting to $551,071 for amount borrowed. The amount is due on demand, interest free and secured by the assets of the Company.

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Equipment deposits

Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balance at September 30, 2007 was $166,518.

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

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

3.    ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and management believes are collectible except for which a reserve has been provided. The balance of accounts receivable as of September 30, 2007 was $68,230. The reserve amount for uncollectible accounts was $1,375 as of September 30, 2007.

4.    INVENTORIES

Inventory comprised of the following as of September 30, 2007:

Parts inventory   $ 141,742
Finished goods    $ 383,250
Inventory reserve $(194,169)
                  ----------

Total              $330,823
                  ==========



5. PROPERTIES AND EQUIPMENT

Property and equipment at September 30, 2007 was as follows:

Furniture and office equipment    $ 55,704
Tools and Shop equipment            54,183
Vehicle                            105,871
                                  ---------
                                   215,757
Less Accumulated depreciation     (193,277)
                                  ---------
                  Total           $ 22,480
                                  ---------

Depreciation expenses were $11,420 and $11,420 for the year ended September 30, 2007 and 2006, respectively.

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

6.    ACCRUED EXPENSES

Accrued expenses consisted of the following as of September, 2007:



         Accrued payroll taxes         $  170,107
         Other accrued expenses             8,310
         Accrued legal fees               370,097
            Accrued Litigation          2,078,967
                                       ----------
         Total                         $2,627,480
                                       ==========

7.      STOCKHOLDERS' EQUITY

Common Stock

During the three month period ended March 31, 2007, the Company issued 280,000 shares of common stock for cash amounting $35,000 as part of its private placement offer.

During the three month period ended June 30, 2007, the Company issued 5,649,578 shares of common stock for cash amounting $338,975 as part of its private placement offer.

During the period March 31, 2007 the Company issued 745,655 shares of common stock for consulting services. The Company recorded and $77,465 these shares at the fair market value to be amortized over a period of three months. As of June 30, 2007 prepaid consulting of $14,085.

During the three month period ended September 30, 2007, the Company issued 5,011,089 shares of common stock for cash amounting $300,665 as part of its private placement offer.

During the period September 30, 2007 the Company issued 20,000 shares of common stock for payment of invoices for $2,000.00.

During the period September 30, 2007 the Company issued 1,436,250 shares of common stock for consulting services. The Company recorded $219,800 for these shares at the fair market value. As of September 30, 2007 prepaid consulting of $68,750.

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

8.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $-0- and interest of $96.65 during the period ended September 30, 2007. The Company paid income taxes of $0 and interest of $4,204 during the period ended September 30, 2006.

9.   GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the period ended September 30, 2007 and 2006, the Company had incurred losses of $1,360,005 and $1,488,805 respectively. The Company has accumulated deficit of $9,078,928 on September 30, 2007. In addition, the Company had negative cash flow from operating activities amounting $968,583 during the period ended September 30, 2007. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2007, towards (i) obtaining additional equity financing; in that regard in 2007, the Company was in process of offering to sell more shares at $0.06 per share in private placement to accredited investors. (ii) controlling of salaries and general and administrative expenses
(iii) management of accounts payable (iv) evaluation of its distribution and marketing methods, and (v) increasing marketing and sales. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost. The Company has also established a hiring policy under which the company will refrain from hiring additional employees unless approved by the CEO and CFO. Accounts payable are reviewed and approved or challenged on a daily basis and sales staff is questioned as to the validity of any expense and on a monthly basis. Senior management reviews the annual budge to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

10.   COMMITMENTS

The Company has a facility lease agreement effective October 1, 2004 for 5 years with an option to extend for a 60 month period.

Future minimum lease commitments, excluding property taxes and insurance, payables are approximately as follows for September 30, 2007:

                      2007                 30,210
                      2008                120,840
                      2009                 90,630
                                        ---------
                                        $ 241,680

Rent expenses for leased facility were $90,630 and $90,630 for period ended September 30, 2007 and 2006, respectively.

11.  CONTINGENCIES & LITIGATION

Partly in connection with a fire at the Company's facility on or about February 19, 2002, in which the Company's manufacturing, warehouse, and office facilities were substantially destroyed, the Company has become engaged in litigation in several courts, described herein.

On February 28, 2002, the Company (as Imaging Services, Inc.) initiated legal proceedings in the Los Angeles Superior Court against its construction contractor, Tower Engineering [Imaging Services, Inc. and Dean Janes v. Tower Engineering, Los Angeles Superior Court case number EC033979.] In connection with that action, Tower Engineering filed a cross-complaint against the Company, seeking payment of allegedly outstanding invoices related to the same construction. The Company answered the cross-complaint, denying its allegations. A primary defendant in that action, Mario Osorio, dba Albert's Electric Service, was discharged in a bankruptcy action, and his insurer has also gone into liquidation. Summary judgment was entered against the Company with respect to its affirmative claim for relief in connection with the Company's fire losses, and this ruling was upheld on appeal. The claims of Tower Engineering for allegedly unpaid invoices were presented to binding arbitration. Another construction-related collection case, Westside Wholesale Electric and Lighting, Inc. v. Mario Albert Osorio, dba Albert's Electric Service, and Dean Janes; Los Angeles Superior Court case number 02K02597, was consolidated with the primary Imaging vs. Tower action, and was arbitrated at the same time. Imaging3, Inc. and Dean Janes were found liable to the claimants in the amount of $69,187.06 plus costs. The trial Court awarded costs against the company of $9,954.00. A judgment for costs on appeal against Imaging3, Inc. in favor of Tower has been made in the amount of $253.92, and remains outstanding. As of September 30, 2007, the total amount due amounted to $79,394.98 accrued in the financial statements.

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

On April 25, 2002, the Company initiated litigation against a former employee and his subsequent employer for unfair business practices and related business torts in connection with that employee's post-termination conduct. In that action, Imaging Services, Inc. v. Dan Asbille, Imaging Technologies, and Computron Inc.; Los Angeles Superior Court Case Number BC 272665, the Company alleged causes of action for Intentional Interference with Prospective Business Relations, (2) Breach of the Implied Covenant of Good Faith and Fair Dealing,
(3) Unfair Business Practices, (4) Fraud, (5) Conversion, (6) Constructive Trust, (7) Declaratory Relief, (8) Implied Contractual Indemnity, (9) Total Equitable Indemnity, (10) Partial Equitable Indemnity, and (11) Contribution and Repayment. This action was filed in the Northwest District of the Los Angeles Superior Court. Two of the defendants, individual defendant Danny Asbille, and Computron Display Systems, Inc. responded with cross-complaints against the Company for breach of contract and conversion, which were defended in conjunction with the Company's prosecution of the initial Complaint. In January 2004, a jury in this action found in favor of the Company with respect to the Company's conversion claims against Danny Asbille and Computron Display Systems, Inc., and awarded the Company $88,557.00. The same jury found in favor of Computron Display Systems, Inc. with respect to its conversion claim against the Company in the amount of $17,500.00. That jury also awarded $97,500.00 to Danny Asbille with respect to his contract claim against the Company. No payments associated with any of these awards have been made. As of September 30, 2007 the total amount due amounted to $26,443 accrued in the financial statements.

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

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Arkansas Medical Imaging LLC vs. Imaging3, Inc. action was resolved through mediation on or about March 3, 2006, at which time the Company agreed to make sixty (60) payments of $1,250.00 per month, commencing on March 20, 2006. The first payment pursuant to this agreement was made in March, 2006. As of September 30, 2007 the total amount due amounted to $60,000 accrued in the financial statements.

The Covington Anesthesia Assoc. matter resulted in a judgment in favor of the plaintiff in the amount of $7,654.34 principal, plus attorneys' fees, court costs, and interest in October 2003; a sister-state judgment was entered in the Los Angeles Superior Court in September, 2004 in the amount of $11,227.19 (Los Angeles Superior Court case # 04C01792). As of September 30, 2007 the total amount of $11,227.19 was still outstanding and accrued in the financial statements.

The DeLage Landen case sought $16,619.27 plus interest from June 1, 2003 and attorneys' fees; negotiation resulted in a settlement, pursuant to which the Company was to pay $750.00 per month for eleven months, with a final payment thereafter of $4,750.00. As of September 30, 2007 the total amount due amounted to $9,000 accrued in the financial statements.

The DLW case sought more than $46,100.00 plus attorneys' fees and litigation costs from the Company and individuals affiliated with it; on April 20, 2004, the Company's Motion to Compel Arbitration was granted, and the action was stayed pending completion of arbitration, which has not been set.

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Dove case in Texas, on January 23, 2004, resulted in a judgment against the Company and Dean Janes in the amount of $17,100.00, plus interest from January 23, 2004 at 5% per annum, plus attorneys' fees of $5,500.00, and costs of court. The plaintiff in that case has initiated collection activity in California.

The Executive Car Leasing action sought $14,901.73 plus collection costs and fees against the Company. The Company filed an answer to the complaint, asserting a number of affirmative defenses. The action (and a related matter upon which suit was not filed) were settled for a total of $11,500.00, to be paid in 23 equal installments of $500.00. As of September 30, 2007 the total amount due is $4,500.

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

As of September 30, 2007 the amount of $139,000 is accrued in the financial statements.

The Medison action, initiated on or about April 28, 2004 and sent to the Company some time thereafter, sought $515,000.00 plus interest, and was submitted, by the claimants, to the Korean Commercial Arbitration Board. The Company submitted a response to the claimants' Application for Arbitration, objecting to the Board's jurisdiction, and opposing the claimants' assertions on their merits. In or about December 2004, the Korean Commercial Arbitration Board awarded the claimants, against the Company, $515,000.00, plus interest at varying rates from March 1, 2002. The claimants filed suit in the United States District Court on April 15, 2005, seeking to enforce and collect the award of the Korean Commercial Arbitration Board. The plaintiffs' complaint prayed for $692,277.52, plus attorneys' fees, costs, and interest at an annual rate of twenty percent (20%), or $318.142241 per day. In June, 2006, Judgment was entered in favor of the plaintiffs in the amount of $804,687.16, consisting of principal in the amount of $515,000.00 and interest in the amount of $289,687.16. Interest continues to accrue at the rate of 20% per annum. The judgment is presently under appeal. As of September 30, 2007, the amount of $773,403.22 is accrued in the financial statement.

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Modern Printing action was settled in October, 2003, with the Company agreeing to make four monthly installments of $2,000.00 each, with a total of $16,000.00 due (less payments made) in the event of a default. As of September 30, 2007 the amount of $16,000 is accrued in the financial statements.

The North American Imaging (NAI) case had been set for trial on March 29, 2004. The Plaintiff in NAI previously obtained a writ of attachment against the Company, and sought damages against the Company and Dean Janes in the amount of $106,469.98; the Company had a cross-complaint against NAI. The NAI action was settled in February 2004, pursuant to which the Company agreed to pay $6,153.85 each month, commencing on April 1, 2004, until the total sum of $80,000.00 has been paid. As of September 30, 2007 the amount of $80,000 is accrued in the financial statements.

The North Surgery action seeks $33,500.00 plus costs against the Company. The Company has retained local counsel in Tennessee to represent its interests. In or about November, 2006, the plaintiff obtained summary judgment in the amount of $33,500.00, plus costs. As of June 30, 2007 the company has not made any payments and the amount is accrued in the financial statements.

The Peach Tree Clinic action was filed in Yuba County, and served on the Company on June 6, 2005. The complaint seeks $30,364.13, plus $25,000.00 for "loss of use" of equipment and $5,000.00 for attorneys' fees. The Company successfully moved to have the matter transferred to Glendale, California, where it was ordered to mediation. In May, 2006, the Company entered into a stipulation for entry of judgment, pursuant to which the Company agreed to pay $30,364.13, in installments of $500.00 per month commencing on May 20, 2006, and continuing on the 20th day of each month thereafter, until paid in full. As of September 30, 2007 the total amount due amounted to $24,864.13 is accrued in the financial statements.

The Plaintiff in the Skagit County case sought $43,198.00 plus punitive damages, interest, costs and attorneys' fees. The Skagit County action has been settled, through the Company's agreement to pay a total of $32,398.50, plus interest at 5% per annum within 24 months. An initial payment of $2,000.00 was paid on July 9, 2004, and the company agreed to make additional monthly payments of $1,000.00 per month, commencing on August 9, 2004, with a final balloon payment at the end of the 24th month to satisfy the $32,398.50 amount. As of September 30, 2007 the total amount due amounted to $22,399 accrued in the financial statements.

The Stonebridge Leasing case resulted in a Pennsylvania judgment in the amount of $25,698.23 in July, 2003. As of September 30, 2007 the company has not made any payments and the amount is accrued in the financial statements.

The Surgery Center LLC action sought $75,500.00 plus collection costs. A trial had been set for January 31, 2005. In January, 2005, the Plaintiffs and the Company agreed to the terms of a settlement, pursuant to which the Company

                                 IMAGING3, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

agreed to make forty (40) monthly payments of $1,000.00, without interest. The plaintiff contends that only four payments were made, the last in July of 2005, and has filed a proposed judgment upon stipulation against the Company in the amount of $71,000.00. The Company accrued $71,000 as of September 30, 2007.

The Tenaya Surgical action was filed in Clark County (Las Vegas), Nevada in February 2006, and served on the Company thereafter. It names, as Defendants, the Company as well as Dean Janes, Michelle Janes, Xavier Aguilera and Christopher Sohn. The plaintiff's non-contractual claims have been abandoned. The complaint seeks contractual and tort damages "in excess of $10,000.00" relative to an April 13, 2005 contract. The company is utilizing Nevada counsel (Steven Day of Cohen, Johnson & Day) to represent its interests. Arbitration and Plaintiff's summary judgment were scheduled to be held in February, 2007. The company accrued $ 50,000 in the financial statement as of September 30, 2007.

The Toms River Surgery case sought $192,604.00 plus punitive damages, attorneys' fees and costs of collection, and was settled in June 2004, with the Company's agreement to pay Toms River $88,000.00 plus interest at 6% per annum from June 1, 2004 until the date of full payment, which was to be made no later than January 1, 2006. Not all of the agreed payments were made, and Judgment has been entered against the Company (and recorded in Los Angeles, Orange, Riverside, Ventura, Santa Barbara, and San Bernadino Counties) in the amount of $96,750.00. The Company accrued $88,319.44 as of September 30, 2007.

The Company employed Colorado counsel as attorneys of record in the Veterinary Management Services case; local counsel withdrew in or about September, 2002. The Veterinary Management Services case was scheduled to go to trial on November 24, 2003, and resulted in a default judgment against the Company in the amount of $382,900.73. This judgment was then entered as a sister-state judgment in California in the amount of $382,900.73 (Los Angeles Superior Court case # BS091681); the Company has filed a Motion to Vacate this entry of judgment, which motion was denied on October 28, 2004. The Company has filed a Notice of Appeal, and expects to seek recourse through further proceedings. As of September 30, 2007, the Company accrued $382,900.16 in the financial statements.

The Wayne LeBleu & Assoc. vs. Imaging3 case resulted in a default judgment of $4,010.16 on June 7, 2004, and, in September 2004 was entered as a sister-state judgment in California in the amount of $5,540.74 (Los Angeles Superior Court case #04C01777). The company accrued $5,540.74 in the financial Statements as of September 30, 2007.

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

The balance due to officer amounts to $551,071 as of September 30, 2007.

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

CURRENT OVERVIEW

         Our efforts have been to market our refurbished equipment. The sales and revenues from service and parts are either from extended warranty purchases at the time of purchase of the refurbished equipment, or service contracts and time and material revenue realized upon warranty expiration, the majority of which is realized one year from equipment purchase as warranties expire.

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

         Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on the customer's needs ranging from 5 days to 6 months. An operating lease agreement is utilized. The rental revenues were insignificant in the three month period ended September 30, 2007. Written rental agreements are used in all instances.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

         We had revenue in the first nine months of 2007 of $992,427 compared to $983,435 in the same period of 2006, which represents a 1% increase. The increase in revenue is due in part to the cyclical nature of the Company's business as was the case in the previous year. The Company mainly focused on stock sales in lieu of its normal aggressive marketing campaign for this period as well as the concentration given to the development of its patented product, the Dominion. In the first nine months of 2007, our equipment sales were $590,658 compared to $642,225 in the same period of 2006, representing a decrease in equipment sales of $51,567 for this period or 8%. Our service and parts sales for the first nine months of 2007 were $143,753 compared to $372,210 in the same period of 2006, which decreased by $228,457 or 61% due in part to the slow sales and concentration on the Company's new product, the Dominion.

         Our cost of revenue was $589,767 for the first nine months of 2007 and $519,641 for this same period in 2006, which represents an increase of $70,126 or 12%. This is due in large part to the increase in the price of parts for this same period. We experienced a decrease in the gross profit margin for the nine month period in 2007 of $402,659 versus $463,659 in 2006. Our operating expenses decreased from $1,780,909 in 2006 to $1,748,763 in 2007, or 2%, mostly due to a decrease in commission and miscellaneous expense. Our net loss was $1,360,005 in 2007 compared to $1,488,805 in 2006, a 9% decrease, as a result of lower operating expenses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

         Comparing the quarter ended September 30, 2007 with the same period ended September 30, 2006, we have experienced material changes in our results of operations and liquidity.

         In the quarter ended September 30, 2007 total assets decreased to $484,506 from $669,830 at September 30, 2006. This decrease of approximately $185,324 is due primarily to the decrease in accounts receivable and inventory for this period.

         Revenues for the quarter ended September 30, 2007 increased to $436,445 compared to revenues of $199,354 in the quarter ended September 30, 2006. The difference in revenue of $237,091 is due entirely to higher end refurbished equipment sales and service sales.

         Our cost of revenue increased during the quarter ended September 30, 2007 to $262,175 compared to $70,416 in the quarter ended September 30, 2006. This increase is due to higher cost of machines refurbished during the September 30, 2007 quarter. Our gross profit increased during the quarter ended September 30, 2007 to $174,270 compared to $128,938 in the quarter ended September 30, 2006. Our loss from operations decreased from $501,091 in the quarter ended September 30, 2006 to $447,889 in the quarter ended September 30, 2007. This was due in part to decreased operating expenses in the quarter ended September 30, 2007.

         Our accounts payable decreased from $319,686 at September 30, 2006 to $308,586 at September 30, 2007. Our accrued expenses increased during the period ended September 30, 2007 to $2,627,480 from $2,327,127 at September 30, 2006.
The difference in accrued expenses is $300,353. The increase in accrued expenses is due in part to accrued litigation settlements.

         The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital and long-term debt financing to attempt to overcome its working capital deficit. The Company will need between $50,000 to $100,000 annually to maintain its reporting obligations. Financing options may be available to the Company either via a private placement or through the public sale of stock. The Company will seek to raise sufficient capital to complete the development of its prototype and to sustain monthly operations. There is no assurance, however, that the available funds will be available or adequate. Its need for additional financing is likely to persist.

CAPITAL RESOURCES

         The Company's cash position was $15,877 at September 30, 2007 compared to $5,411 at September 30, 2006.

         As of September 30, 2007, the Company had current assets of $431,003 and current liabilities of $3,809,468.

         Net cash used for operating activities amounted to $899,833 for the nine month period ended September 30, 2007, as compared to $1,395,992 for the nine month period ended September 30, 2006. The decrease in 2007 as compared to 2006 resulted from decreased operating expenses for the same period.

         Net cash provided by financing activities amounted to $890,358 and $1,390,649 for the nine month period ended September 30, 2007 and 2006, respectively. The decrease in 2007 resulted from the decrease in activity in the private placement program.

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

There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" may make it substantially more difficult to raise capital.

ITEM 3.    CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as Amended (the "Exchange Act")) as of September 30, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three month period ended September 30, 2007, the Company issued 756,250 shares of its common stock for payment of accounts payable amounting to $119,800 based upon the fair market value which was the amount per share realized in the Company's most recent private placement of stock.

         During the three month period ended September 30, 2007, the Company issued no shares of its common stock for the exercise of warrants.

         During the three month period ended September 30, 2007, the Company issued 700,000 shares of its common stock in exchange for services rendered. Compensation expense is calculated based upon the fair market value which was the amount per share realized in the most recent private placement. The Company amortized $102,000 as consulting fees during the three month period ended September 30, 2007.

         During the three month period ended September 30, 2007, the Company sold 5,011,100 shares of its common stock for cash amounting to $300,666 in a private placement of common stock.

         The Company did not issue any options or warrants during the three months ended September 30, 2007. There are no stock options or warrants outstanding as of September 30, 2007.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT NO.                DESCRIPTION
-----------                -----------
3.1              Articles of Incorporation (1)
3.2              Articles of Amendment dated October 25, 2001, June 24, 2002, and August 13, 2002(1)
3.3              Bylaws (1)
3.4              Certificate of Amendment dated September 30, 2003(2)
3.5              Certificate of Amendment dated October 25, 2001(3)
3.6              Certificate of Amendment June 24, 2002(3)
3.7              Certificate of Amendment August 13, 2002(3)
10.1             Patent #6,754,297(3)
10.2             Consulting Agreement(3)
10.3             Assignment(3)
10.6             Commercial Promissory Note dated August 4, 2004(4)
10.7             Security Agreement(4)
10.8             Commercial Promissory Note dated April 24, 2005(5)
10.9             Lease entered into May 24, 2001 by and between Dean M. Janes and Imaging Services, Inc.(6)
10.10            IR Commercial Real Estate Association  Standard  Industrial/Commercial  Single-Tenant Lease - Net,
                 dated June 21, 2004 by and between Four T's, Bryan Tashjan,  Ed Jr. Tashjan,  Bruce Tashjan,  Greg
                 Tashjan and Dean Janes DBA Imaging Services, Inc.(6)
31.1             Section 302 Certification of Chief Executive Officer
31.2             Section 302 Certification of Chief Financial Officer
32.1             Section 906 Certification of Chief Executive Officer
32.2             Section 906 Certification of Chief Financial Officer
---------------

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

Dated: November 14, 2007         IMAGING3, INC.

                                 By:  \s\ Dean Janes
                                 ---------------------------------------------
                                 Dean Janes, Chief Executive Officer
                                 and Chairman (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/Dean Janes                                     Dated: November 14, 2007
    ------------------------------------------------
    Dean Janes, Chief Executive Officer
    and Chairman (Principal Executive Officer)

By:  /s/Christopher Sohn                               Dated: November 14, 2007
    ------------------------------------------------
    Christopher Sohn, Director, President
    and Chief Operating Officer

By:  /s/Xavier Aguilera                                Dated: November 14, 2007
    ------------------------------------------------
    Xavier Aguilera, Chief Financial Officer,
    Secretary, and Senior Vice President
    (Principal Financial/Accounting Officer)