Form 10KSB
period 2007-12-31
IMAGING3 INC
filed 2008-03-31
CIK 1205181

FORM 10-KSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

For the period from January 1, 2007 to December 31, 2007

Commission file number 000-50099

IMAGING3, INC.
(Exact name of registrant as specified in its charter)

California	95-4451059
(State of Incorporation)	(I.R.S. Employer Identification No.)

3200 W. Valhalla Drive, Burbank, California 91505
(Address of principal executive offices) (Zip Code)

(818) 260-0930
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(B) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

COMMON STOCK	OTC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes |_| No |X|

State issuer’s revenues for its most recent fiscal year. $1,323,773.

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $16,371,859 as of March 31, 2008 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 237,755,757 shares outstanding of the registrant’s Common Stock as of March 31, 2008.

TABLE OF CONTENTS
10-KSB

PART I

ITEM 1.	BUSINESS

General

Imaging3, Inc. (the “Company” or “Imaging3”) has developed a proprietary medical technology designed to produce 3D medical diagnostic images in real time.  In the future, healthcare workers using Imaging3 devices will potentially be able to instantly view 3D, high-resolution images of virtually any part of the human body.

History

The Company was founded as Imaging Services, Inc. (“ISI”) on October 29, 1993, by Dean Janes.  The Company initially served as a low cost, third party service alternative for equipment made by Orthopedic Equipment Company Medical Systems (“OEC”).  OEC is the largest manufacturer of mobile surgical C-arms with over a 60% market share in the U.S.  A C-arm is an integral component of a fluoroscopic imaging system used for various types of surgery.  Prior to the Company’s inception, there was not in existence a company that solely focused on providing third party service for OEC equipment.

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

In mid 1995, Imaging3 purchased the assets of ProMedCo.  ProMedCo had an exclusive agreement with OEC to remanufacture OEC C-arms for OEC Medical Systems.  Though the purchase did not transfer the agreement, it eliminated one of the Company’s competitors and provided a substantial inventory of replacement parts.  Access to these replacement parts allowed Imaging3 to immediately increase its production levels and created the opportunity to remanufacture OEC’s complete product line, thereby increasing the models ISI could offer its customers.  Also, this purchase allowed the Company to enter the extremely lucrative parts sales business.

In 2000, the Company continued its expansion by purchasing a sales company in San Diego.  This asset purchase brought an extensive database with over 43,000 physician names, hospitals, medical centers and surgery centers contact information as well as a streamlined automated sales force.  Also, as part of this expansion, several key employees, most of whom were former employees of OEC, were hired to increase the Company’s service presence in Arizona, Washington, Nevada, Florida and Hawaii with a national service presence as the ultimate goal.  In 2002, the Company closed the San Diego office and consolidated operations in Burbank, California.

On February 19, 2002, a fire gutted the Company’s principal operating facility, causing an estimated $4.3 million in damage.  The 10,800-square-foot structure, located at 3200 W. Valhalla Drive, Burbank, California, is owned by Dean Janes and leased to the Company.  Mr. Janes subsequently rebuilt the facility and the Company has reoccupied it.  In the interim, the Company previously leased temporary facilities.  The damage to the building and the loss of the Company’s equipment were partially covered by liability insurance.  Nevertheless, the fire disrupted the Company’s operations.

In order to better position the Company for its future direction, away from service and towards providing proprietary medical imaging products, the Company changed its name from Imaging Services, Inc. to Imaging3, Inc. on August 20, 2002.

On June 15, 2007, the Company filed with the Federal Food and Drug Administration (“FDA”) a 510(k) application for approval of the Company’s medical diagnostic imaging device for sale in the United States. Assuming that the FDA grants approval, the Company intends to follow up and apply to sell the product on the European and then worldwide markets.  The FDA is currently reviewing the application, and management is not certain if or when FDA approval will be granted.  The Company completed building its first prototype medical diagnostic imaging device in April 2007.

In December 2007, the Company completed the private placement of approximately 9,430,660 shares of its Common Stock at $0.06 per share, pursuant to an offering that commenced in August 2007.  In March 2008, the Company completed an additional private placement of approximately 1,911,660 shares of its Common Stock at $0.06 per share, pursuant to an offering that commenced on January 18, 2008.  In March 2008, the Chief Executive Officer of the Company commenced a program with UBS Financial Services to sell up to 20,000,000 shares of his Common Stock in the open market and to reinvest all of the net proceeds of those sales into the Company in consideration for the issuance of approximately an equivalent number of new shares of Company Common Stock at the same price.  The purpose of the program is to provide additional working capital for the Company.  See the Company’s Report on Form 8-K filed with the Securities and Exchange Commission, dated January 25, 2008.

Business Operations

Imaging3 technology has the potential to contribute to the improvement of healthcare. The Company’s technology is designed to cause 3D images to be instantly constructed using high-resolution fluoroscopy.  These images can be used as real time references for any current or new medical procedures in which multiple frames of reference are required to perform medical procedures on or in the human body.  Imaging3 technology has extraordinary market potential in an almost unlimited number of medical applications, including:

•
Trauma Center.  Imaging3 technology would allow a surgeon to immediately view exactly where a bullet is lodged in a gunshot victim.  At any point during the procedure, the surgeon could continue to view 3D images in real-time.

•
Cardiology.  Imaging3 technology could provide a 3D view of a heart and allow a cardiologist to record the heartbeat in real-time.  The entire heart would be visible, including veins that are wrapped around the “back” side.

•
Pain Management.  Imaging3 technology could provide a 3D view of the spine, nerve endings, injection points and help guide the needle for spinal procedures.  3D images in real-time could also be used to view disk compression.

•
Neuro-vascular.  Imaging3 technology could provide a 3D view of the skull and brain to diagnose neuro-vascular diseases.  3D images in real-time could be used to view the rupture of vessels or arterial blockages diminishing blood flow to the brain.

•
Orthopedic.  Imaging3 technology could provide a 3D view of bones and joints to help diagnose orthopedic conditions.  An orthopedic surgeon could view a 3D image in real-time to line up a screw with the hole in a hip pinning.

•
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

Multi-function Device

A diagnostic medical imaging device built with Imaging3 technology can perform several functions and can replace or supplement a number of exiting devices, resulting in considerable cost savings for hospitals and healthcare centers.  These functions include:

•	Perform real-time, 3D medical imaging;
•	Emulate a computerized tomography (“CT”) scanner (at a fraction of the capital cost); and
•	Perform standard fluoroscopy.

The Company’s management believes that this multi-function capability will be especially attractive in foreign markets, where the cost of a CT scanner is beyond the means of most hospitals and healthcare centers.

Existing Base of Business to Launch a Proprietary Product

Imaging3 is an established company with revenues and an industry reputation.  While the Company began as a service provider, it quickly expanded to include equipment and parts sales, both new and renewed.  Imaging3 is the largest remanufacturer of C-arms in the world.  The Company offers new, demonstration, remanufactured, refurbished and pre-owned systems in all price ranges from every major manufacturer including OEC, General Electric (“GE”), ISI, Philips, Siemens, FluoroScan, XiScan and Ziehm.  The Company supplies full-size, compact and mini C-arms.

Imaging3 is also the largest distributor of C-arm tables in the U.S.  The Company offers new, demonstration, remanufactured, refurbished and pre-owned C-arm tables in all price ranges from every major manufacturer.  The Company also supplies pain management tables, surgery tables, urology tables and vascular tables.  Imaging3’s management intends to use the Company’s base of operations and channels of distribution to launch its new medical imaging devices business, based on its breakthrough Imaging3 technology.

Business and Revenue Models

The Company’s business strategy is straight-forward: (1) continue to build the Company’s base of C-arm remanufacturing and service business, (2) develop medical diagnostic imaging devices, based on the Company’s breakthrough Imaging3 technology for the $5 billion medical imaging market, (3) sell the Company’s new medical diagnostic imaging devices directly to healthcare providers, as well as through channel partners and distributors, and (4) license the Company’s breakthrough Imaging3 technology to other medical diagnostic imaging device manufacturers.

The Company’s management believes that most of the Company’s future revenues will come from the sale of medical imaging devices, based on the Company’s Imaging3 technology.  Other revenues are expected to be derived from the licensing of its proprietary technology to other medical diagnostic imaging device manufacturers.  The smallest portion of the Company’s future revenue is projected to come from the sale and service of C-arms.

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

General Description

Real-time 3D medical diagnostic imaging will be accomplished by scanning the patient, either partially or completely in a 360-degree circumference under fluoroscopy (or other type of image exposure), utilizing a single or multiple x-ray source and image receptor.  The information acquired under fluoroscopy (or other type of image exposure) will be digitized at a frame rate of between 30 to 60 frames per second.  This information will be sent to a computer system to be incorporated into a three dimensional image to be displayed on a computer monitor.  The image created can then be manipulated and/or rotated to view the scanned image of the patient’s anatomy in any direction or orientation desired by the user.  The user could then choose a specific area of the image to update.  Once an area is selected, the computer displaying the image would then “gang” or align the x-ray source(s) and image receptor(s) to begin updating scans of new images to be overlaid upon the existing three dimensional model.  This process would then be updated and/or repeated as many times necessary for the specific procedure to be completed.  At any time, a new reference area or scan could be selected or initiated.  [ See Exhibit 99.1 ]

The “O” device

Part of the Company’s invention is based on an “O” device to create a circular gantry similar to that used with CT to scan a patient a full 360 degrees with fluoroscopic radiation.  This approach will allow imaging of the patient from any frame of reference or angulation.  (Current medical imaging devices are limited to 150 degrees to 360 degrees with mechanical orientation or manipulation.)  3D imaging requires an “O” device to scan the patient in increments of 360 degrees to allow construction of a three dimensional image.  By scanning the patient in 360 degrees and acquiring images at 30 to 60 frames per second, a three dimensional image can be constructed.  [ See Exhibit 99.2 ]

Imaging3 Technology Differs from Other Approaches

The “O” device approach is similar to that used in a CT scan.  The difference is CT is used to image a “slice” of the anatomy and not intended for real-time fluoroscopic imaging.  The slice is obtained by using a fulcrum reference point and rotating the X-ray source and image receptor in reference to that point.  This basic geometry creates a 2D image in any depth desired, in any region of the body.  The “O” device would use a similar fulcrum point to reference depth, but the scan would not create a slice but instead a real-time image captured at 30 to 60 frames per second in 360 degrees.  Further, the “O” device would be used for conventional fluoroscopic imaging with the advantage of positioning the X-ray source and receptor at any angulation desired.

Currently, 3D imaging is used only for reconstructive post processing reference images.  Magnetic resonance imaging (“MRI”), CT and ultrasound currently have this capability.  The 3D images are created by multiple scans of 2D images that require a long period of time to process into a three dimensional image.  The image created is then used only for reference, not real time manipulation in the body.  The Company’s 3D images will be constructed almost instantly and will be available to be used as real time references whenever multiple frames of reference are required to perform medical procedures on or in the human body.

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

Diagnostic imaging is an evolving part of modern medicine and is now entering a new era of digital imaging.  The field has evolved from the early X-rays by Roentgen over 100 years ago to imaging of organs by CT and MRI that are 20 years old.  Medical imaging is used for diagnosis in the leading causes of death, heart attacks, strokes, and cancer.  What was once called the radiology department is now called the diagnostic imaging department because of the wealth of new technologies available beyond x-rays. A trauma victim’s internal injuries are imaged with a CT scanner.  Breast cancer, a leading cause of death in women, is detected with mammography and ultrasound.

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

The Company’s management believes that opportunities exist not only for new companies in imaging products but also software companies for image processing and Picture Archiving and Communication Systems (PACS) networks.  Technological developments continue, which consistently result in new products.

Diagnostic imaging is an important part of medical diagnosis.  It ranges from a dentist’s X-ray to find tooth decay to angiograms done to aid a cardiologist in performing an angioplasty.  The aging baby boomer population will need the new imaging capabilities for cancer and heart disease detection.  The revolution in medical imaging is being fueled not only by new medical imaging technology, but also by advances in computer hardware and software.  New systems such as spiral CT or multi-slice CT would not be possible without today’s faster processors.  Better software algorithms for image analysis and compression make the process more accurate and efficient.  The growth of diagnostic imaging could be an important source of revenue for computer manufacturers, and software companies specializing in diagnostic imaging.

Industry Overview

Diagnostic imaging services are noninvasive procedures that generate representations of the internal anatomy and convert them to film or digital media.  Diagnostic imaging systems facilitate the early diagnosis of diseases and disorders, often minimizing the cost and amount of care required and reducing the need for costly and invasive diagnostic procedures.

Magnetic Resonance Imaging (“MRI”)

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

The MRI industry has experienced growth as a result of:

•	Recognition of MRI as a cost-effective, noninvasive diagnostic tool.
•	Superior soft-tissue image quality of MRI versus that of other diagnostic imaging technologies.
•	Wider physician acceptance and availability of MRI technology.
•	Growth in the number of MRI applications.
•	MRI’s safety when compared to other diagnostic imaging technologies, because it does not use potentially harmful radiation.
•	Increased overall demand for healthcare services, including diagnostic services, for the aging population.

Positron Emission Tomography (“PET”)

PET is a nuclear medicine procedure that produces pictures of the body’s metabolic and biologic functions. PET can provide earlier detection of certain cancers, coronary diseases or neurologic problems than other diagnostic imaging systems. It is also useful for the monitoring of these conditions.

Computed Tomography (“CT”)

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

Competition

Competitive Landscape

The healthcare industry in general and the market for imaging products in particular is highly competitive.  The Company competes with a number of companies, many of which have substantially greater financial, marketing, and other resources than the Company.  The Company’s competitors include large companies such as GE, Philips, Siemens Toshiba and Hitachi, which compete in most medical diagnostic imaging modalities, including X-ray imaging.

A study by Theta Reports, Diagnostic Imaging Equipment and Systems World Market, identifies the following 17 key players in the medical diagnostic imaging market:

•	ADAC Laboratories
•	Eastman Kodak Co.
•	Fonar Corp.
•	Fuji Medical Systems U.S.A., Inc.
•	General Electric Medical Systems
•	Hitachi Medical Systems America, Inc.
•	Hologic, Inc.
•	Imaging Diagnostic Systems, Inc.
•	Imatron, Inc.
•	Lumisys, Inc.
•	Marconi Medical Systems
•	Philips Medical Systems Nederland BV
•	PhorMax Corp.
•	Siemens Medical Engineering Group
•	Sterling Diagnostic Imaging, Inc.
•	Trex Medical Corp.
•	Varian Medical Systems, Inc.

Direct Competitors

At this time, the Company is not aware of any existing devices in the marketplace that provide 3D, real-time diagnostic medical imaging, with the exception of ultrasound.

Ultrasound is a real-time tomgraphic imaging modality.  Not only does it produce real-time tomograms of the position of reflecting surfaces (internal organs and structures), but also it can be used to produce real-time images of tissue and blood motion.  However, ultrasound is a low-resolution imaging modality that does not produce an image as precise and clear as fluoroscopy.  The Company’s devices will rely instead on the use of fluoroscopy, a high-resolution imaging modality, to produce “live” X-ray images of living patients in 3D.

Marketing and Sales Plan

Marketing Strategy

Imaging3’s marketing strategy is to create a favorable environment to sell its medical diagnostic imaging devices.  The Company intends to enhance, promote and support the fact that Imaging3 technology is the most complete and comprehensive medical diagnostic imaging solution available in the marketplace.

Product and Service Differentiation

The differentiating attributes of Imaging3 technology include:

•	The only 3D, real time medical diagnostic imaging device in the market that will produce high resolution images;
•	Reasonably priced;
•	Easy-to-install;
•	Vast array of features; and
•	Highly reliable.

Value Proposition

The Company’s value proposition is simple:  Diagnostic imaging devices with Imaging3 technology allow healthcare providers to easily produce 3D, real time, high resolution images at a reasonable cost.

Positioning

Imaging3 can be positioned as offering the superior solution for producing medical diagnostic images.  The Company’s unique advantage is that it can offer a diagnostic imaging solution that will allow healthcare providers to view real time references for virtually any procedure.  The Company can reposition its competitors by demonstrating that their offerings are inadequate because they:

•	Do not provide 3D images;
•	Do not provide images in real time;
•	Do not provide high resolution images; and
•	Are too costly.

Sales Strategy

After undertaking a marketing campaign, the Company intends to aggressively sell its medical diagnostic imaging devices in the U.S.  International sales efforts will follow after achieving market penetration in the domestic marketplace.

Sales Margin Structure

The Company’s management believes that the majority of its sales will be derived from direct sales to customers, with the balance of sales derived from dealers and manufacturer’s representatives.  As a result, the sales margin structure must be attractive to these independent organizations.

•	Direct Sales - Full suggested list price;
•	Dealers - 30% off suggested list price; and
•	Manufacturer’s Representatives - 10% commission.

Target Market Segment

The Company’s management has identified general medical and surgical hospitals in the U.S. as its primary target market segment for Imaging3 technology.  According to D&B/iMarket, there are the 12,041 general medical and surgical hospitals in the U.S.

Distribution Channels

The Company plans to sell its Imaging3 medical diagnostic imaging devices through several channels of distribution, including:

Direct Sales to End Users

The Company’s policy is to sell directly to end-users whenever possible.  The Company’s management expects that direct sales will occur most often with larger customers.

Dealers and Manufacturer’s Representatives

The Company has working relationships with a number of independent organizations that help distribute the Company’s current product line.  The Company expects to work with these independent organizations to help distribute diagnostic medical imaging devices built with Imaging3 technology.  These organizations have well-established relationships with mid-size to large size customers.  Many also provide specific vertical market applications.

Executive Sales

Because many of Imaging3’s large customers will tend to be top healthcare managers, it is important that its Company president and senior managers present its products to its large customers.

Field Sales Force

The majority of the Company’s selling efforts to large accounts will be handled internally through its field sales force.  Imaging3 has chosen to use a direct sales force because its large accounts require considerable customer education and post-sales support -- directly from the Company.  The Company’s price points, pricing structure and profits are such that its cost of sales warrants a “person-to-person” selling strategy.

Dealers and Manufacturers’ Representatives

The Company can supplement its own field sales force by entering into agreements with dealers and manufacturers’ representatives.  Because dealers and manufacturers’ representatives carry several product/service lines that are compatible with the Company’s products and services, Imaging3 plans to select dealers and manufacturers representatives carrying complementary and compatible products and services, as well as dealers and manufacturers’ representatives that sell dissimilar products and services yet ones that are appropriate to their customers’ customer.

Employees

The Company currently employs 9 full-time individuals, all of who are working at the Company’s offices at 3200 W. Valhalla Drive, Burbank, California 91505.  Of those 9 full-time employees, 5 are employed in administrative, marketing, and sales positions, and the remaining 4 are technical employees employed in research, development and production positions.  The Company projects that during the next 12 months, the Company’s workforce is likely to increase.

To support the Company’s need for technical staffing, the Company has established relationships with technical staffing organizations that continuously offer highly qualified personnel to meet the Company’s needs, both locally and from out of the area.

Intellectual Property Matters

All of the Company’s employees have executed agreements that impose nondisclosure obligations on the employee and in which the employee has assigned to the Company (to the extent permitted by California law) all copyrights and other inventions created by the employee during employment with the Company.  The rights underlying the application for the patent of the Imaging3 technology have been assigned to the Company.  The Company has in place a trade secret protection policy that the Company’s management believes to be adequate to protect the Company’s intellectual property and trade secrets.

Government Regulatory Approval Process

All our products are classified as Class II (Medium Risk) devices by the Food and Drug Administration (“FDA”) and clinical studies with our products will be considered to be Non-Significant Risk Studies (“NSR”). Our business is governed by the FDA and all products typically require 510(k) market clearance before they can be put in commercial distribution. We are also regulated by the FDA’s Quality Systems Regulation (“QSR”), which is similar to the ISO9000 and the European EN46000 quality control regulations. All our products currently in production or manufactured by other vendors are approved for marketing in the United States under FDA’s 510(k) regulations.

A 510(k) is a pre-marketing submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent (“SE”), to a legally marketed device that is not subject to pre-market approval (“PMA”). Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. A legally marketed device is a device that was legally marketed prior to May 28, 1976 (pre-amendments device), or a device which has been reclassified from Class III to Class II or I, a device which has been found to be substantially equivalent to such a device through the 510(k) process, or one established through Evaluation of Automatic Class III Definition. The legally marketed device(s) to which equivalence is drawn is known as the “predicate” device(s).

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

As to our new product and its potential for classification, the FDA requires us as the manufacturer to submit an application in whichever classification we choose in the submission form we choose, meaning 510(k) or PMA application.  The FDA reviews the submission and determines whether the application is appropriately filed and in the correct submission format. The criteria they use for determination on a 510(k) is SE, which is a comparative analysis of the manufacturers device in the submission with existing devices already approved by the FDA. This is the purpose of the FDA’s Device Classification Database, giving manufactures products with approved submissions and categories of devices to compare new device submissions. A new type of device may not be found in the product classification database. If the device is a high risk device (supports or sustains human life, is of substantial importance in preventing impairment of human health, or presents a potential, unreasonable risk of illness or injury) and has been found to be not substantially equivalent (NSE) to a Class I, II, or III [Class III requiring 510(k)], then a PMA application will be required.

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

Our new product the “Real-time 3D Imaging Device” will be submitted as Product Code “IZG,” Device Class II, “System, X-ray, Photofluorographic,” Regulation Number 892.1730, since this is the closest device description. The FDA may at its own choosing and determination wish to reclassify our device as a Class III, which we feel is unlikely, since the majority of our device functions are similar to existing products currently being marketed and as classified as above.

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

FDA regulations provide 180 days to review the PMA application and make a determination. In reality, the review time is normally longer. Before approving or denying a PMA application, the appropriate FDA advisory committee may review the PMA application at a public meeting and provide FDA with the committee’s recommendation on whether or not FDA should approve the submission. After FDA notifies the applicant that the PMA application has been approved or denied, a notice is published on the Internet (1) announcing the data on which the decision is based, and (2) providing interested persons an opportunity to petition FDA within 30 days for reconsideration of the decision.

A PMA application is a scientific, regulatory documentation to the FDA to demonstrate the safety and effectiveness of the class III device. There are administrative elements of a PMA application, but good science and scientific writing is a key to the approval of PMA application. If a PMA application lacks elements listed in the administrative checklist, FDA will refuse to accept a PMA application and will not proceed with the in-depth review of scientific and clinical data. If a PMA application lacks valid clinical information and scientific analysis based on sound scientific reasoning, it will delay FDA’s review and approval. PMA applications that are incomplete, inaccurate, inconsistent, omit critical information, and poorly organized have resulted in delays in consideration of PMA applications.

Three categories of the PMA application are very important:

Technical Sections. The technical sections containing data and information should allow FDA to determine whether to approve or disapprove the application. These sections are usually divided into non-clinical laboratory studies and clinical investigations.

Non-clinical Laboratory Studies’ Section. Non-clinical laboratory studies’ section includes information on microbiology, toxicology, immunology, biocompatibility, stress, wear, shelf life, and other laboratory or animal tests. Non-clinical studies for safety evaluation must be conducted in compliance with 21CFR Part 58 (Good Laboratory Practice for Nonclinical Laboratory Studies).

Clinical Investigations Section. Clinical investigations section includes study protocols, safety and effectiveness data, adverse reactions and complications, device failures and replacements, patient information, patient complaints, tabulations of data from all individual subjects, results of statistical analyses, and any other information from the clinical investigations. Any investigation conducted under an Investigational Device Exemption (“IDE”) must be identified as such.

Imaging3, Inc. is listed with the FDA as a new device manufacturer, our Registration Number is 20300565, and our Owner Operator Number is 9023393. Though we do not currently manufacture new devices the FDA requires our registration as a remanufacturer. We are subject to the FDA’s Radiological Health Program, under the Center for Devices Radiological Health (“CDRH”) division of the FDA.

Our Company must be in compliance with, Good Manufactures Practices (“GMP”), Quality Control (“QC”) and Medical Device Reporting (“MDR”). The FDA may from time to time, usually every 2 to 3 years, audit the Company for compliance. In these audits the FDA reviews documents, interviews management and reviews all procedures.

The current GMP requirements set forth in the Quality System (“QS”) regulation are promulgated under section 520 of the Food, Drug and Cosmetic (“FD&C”) Act. They require that domestic or foreign manufacturers have a quality system for the design, manufacture, packaging, labeling, storage, installation, and servicing of finished medical devices intended for commercial distribution in the United States. The regulation requires that various specifications and controls be established for devices; that devices be designed under a quality system to meet these specifications; that devices be manufactured under a quality system; that finished devices meet these specifications; that devices be correctly installed, checked and serviced; that quality data be analyzed to identify and correct quality problems; and that complaints be processed. Thus, the QS regulation helps assure that medical devices are safe and effective for their intended use. The FDA monitors device problem data and inspects the operations and records of device developers and manufacturers to determine compliance with the GMP requirements in the QS regulation.

The MDR regulation provides a mechanism for FDA and manufacturers to identify and monitor significant adverse events involving medical devices. The goals of the regulation are to detect and correct problems in a timely manner. Although the requirements of the regulation can be enforced through legal sanctions authorized by the Federal Food, Drug & Cosmetic (“FFD&C”) Act, FDA relies on the goodwill and cooperation of all affected groups to accomplish the objectives of the regulation.

The statutory authority for the MDR regulation is section 519(a) of the FFD&C Act as amended by the Safe Medical Devices Act (“SMDA”) of 1990. The SMDA requires user facilities to report:

•	Device-related deaths to the FDA and the device manufacturer;
•	Device-related serious injuries to the manufacturer, or to FDA if the manufacturer is not known; and
•	Submit to FDA on an annual basis a summary of all reports submitted during that period.

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

We estimate it will take up to two years to obtain FDA approval after effectiveness of this registration statement. Our estimate of two years for FDA approval is based on Mr. Janes’ past experience with 510(k) submissions. All of our marketing efforts for the new device must start from the date the FDA approves the device to be marketed. Since the Company is already registered with the FDA as a new device manufacturer and have been through an audit performed by the FDA, the FDA is already familiar with the Company and its processes. The FDA may wish to obtain updated information about the Company and may require more time to process this 510 (k) submission than estimated.

In two other 510(k) submissions by Mr. Janes, the process lasted approximately 120 days, however, these systems were not as complex. We believe Mr. Janes’ familiarity with the process and experience with 510(k) submissions will help the Company to stay within our estimate. With Mr. Janes, the Company does not have to seek help in this process, through consultants as most companies must, which add to the expense and delays in this process. Having a person in-house having the experience with the process, understanding 510(k) submissions, direct access to all engineering and proprietary knowledge is a distinct advantage and should allow the Company complete the process within the estimated time.

To enter the European market, our products as well as our quality assurance systems will have to be approved and certified by an authorized certifying body such as Technischer Uberwachungsverein; English translation: Technical Inspection Association  (“TUV”), Underwriters Laboratories (“UL”) or British Standards Institute (“BSI”). In the future, we may plan to go through this process as a part of its overall enhancement of the quality systems.

TUV, UL and BSI are all standards testing companies assisting manufactures to comply with published standards, regulatory standards and laws necessary for marketing devices throughout the world and the United States. These three companies provide the UL and CE (the European equivalent of the UL mark in the United States) marks, demonstrating compliance with the standards and laws.

TUV is a Nationally Recognized Testing Laboratory (“NRTL”) and Safety Checklist Contractors (“SCC”) certified, providing a full suite of services, including CE Marking assistance, electromagnetic compatibility (“EMC”), electrical & mechanical testing, and many additional global conformity assessment services that help companies gain product compliance to enter individual country markets.

UL is an independent, not-for-profit product-safety testing and certification organization. They test products for public safety for more than a century. Since their founding in 1894, they have held the undisputed reputation as a leader in product- safety testing and certification within the United States. Building on their household name in the United States, UL is becoming one of the most recognized, reputable conformity assessment providers in the world. Today, their services extend to helping companies achieve global acceptance, whether for an electrical device, a programmable system, or an organization’s quality process.

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

Other Government Regulations

The delivery of health care services has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of health care services. Federal law and regulations are based primarily upon the Medicare and Medicaid programs. Each of these programs is financed, at least in part, with federal funds. State jurisdiction is based upon the state’s interest in regulating the quality of health care in the state, regardless of the source of payment. We believe we are materially complying with applicable laws, however, we have not received or applied for a legal opinion from counsel or from any federal or state judicial or regulatory authority. Additionally, many aspects of our business have not been the subject of state or federal regulatory interpretation. The laws applicable to us are subject to evolving interpretations. If our operations are reviewed by a government authority, it may receive a determination that could be adverse to us. Furthermore, laws that are applicable to us may be amended in a manner that could adversely affect us.

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

Partly in connection with a fire at the Company’s facility on or about February 19, 2002, in which the Company’s manufacturing, warehouse, and office facilities were substantially destroyed, the Company has become engaged in litigation in several courts, as described in the following paragraphs.

On February 28, 2002, the Company (as Imaging Services, Inc.) initiated legal proceedings in the Los Angeles Superior Court against its construction contractor, Tower Engineering [Imaging Services, Inc. and Dean Janes v. Tower Engineering; Los Angeles Superior Court case number EC033979].  In connection with that action, Tower Engineering filed a cross-complaint against the Company, seeking payment of allegedly outstanding invoices related to the same construction.  The Company answered the cross-complaint, denying its allegations.  A primary defendant in that action, Mario Osorio, dba Albert’s Electric Service, was discharged in a bankruptcy action, and his insurer has also gone into liquidation.  Summary judgment was entered against the Company with respect to its affirmative claim for relief in connection with the Company’s fire losses, and this ruling was upheld on appeal.  The claims of Tower Engineering for allegedly unpaid invoices were presented to binding arbitration.  Another construction-related collection case,  Westside Wholesale Electric and Lighting, Inc. v. Mario Albert Osorio, dba Albert’s Electric Service, and Dean Janes; Los Angeles Superior Court case number 02K02597, was consolidated with the primary Imaging vs. Tower action, and was arbitrated at the same time.  Imaging3, Inc. and Dean Janes were found liable to the claimants in the amount of $69,187 plus costs.  The trial court awarded costs against the Company of $9,954.  A judgment for costs on appeal against Imaging3, Inc. in favor of Tower has been made in the amount of $253.92, and remains outstanding.  As of December 31, 2007, the total amount due was $79,395.

On April 25, 2002, the Company initiated litigation against a former employee and his subsequent employer for unfair business practices and related business torts in connection with that employee’s post-termination conduct.  In that action, Imaging Services, Inc. v. Dan Asbille, Imaging Technologies, and Computron Inc.; Los Angeles Superior Court Case Number BC 272665, the Company alleged causes of action for (1) Intentional Interference with Prospective Business Relations, (2) Breach of the Implied Covenant of Good Faith and Fair Dealing, (3) Unfair Business Practices, (4) Fraud, (5) Conversion, (6) Constructive Trust, (7) Declaratory Relief, (8) Implied Contractual Indemnity, (9) Total Equitable Indemnity, (10) Partial Equitable Indemnity, and (11) Contribution and Repayment.  This action is pending in the Northwest District of the Los Angeles Superior Court.  Two of the defendants, individual defendant Danny Asbille, and Computron Display Systems, Inc. responded with cross-complaints against the Company for breach of contract and conversion, which have been defended in conjunction with the Company’s prosecution of the initial complaint.  In January 2004, a jury in this action found in favor of the Company with respect to the Company’s conversion claims against Danny Asbille and Computron Display Systems, Inc., and awarded the Company $88,557.  The same jury found in favor of Computron Display Systems, Inc. with respect to its conversion claim against the Company in the amount of $17,500.  That jury also awarded $97,500 to Danny Asbille with respect to his contract claim against the Company.  No payments associated with any of these awards have been made. As of December 31, 2007, the total amount due by the Company was $26,443.

The Company and its Chief Executive Officer (Dean Janes) also have certain litigation and negotiations in progress resulting from activities arising from normal operations.  These actions involve disputed amounts claimed in connection with purchase orders, and invoices, and are pending in several jurisdictions.  The Company disputes the amounts claimed in these collection actions, and is or has been defending, or assisting in defending, each of these actions in the jurisdictions in which they were filed.  These actions are Arkansas Medical Imaging LLC vs. Imaging3, Inc., Los Angeles Superior Court case # BC 334585; The Center for Physical Medicine and Rehabilitation v. Imaging Service, Inc.; Alabama Court Case number 2001-242-GR, filed January 25, 2002; Covington Anesthesia Assoc. P.C.  vs. Imaging Services, Inc., Magistrate Court of Rockdale County, Georgia case number 2003-CV-1607 I; DeLage Landen Financial Services vs. Imaging3, Inc., Los Angeles Superior Court case # 04C01092; DLW, LLC vs. Imaging3, Inc. Dean Janes, Michele Janes, William Ayres, Los Angeles Superior Court case number BC305279, filed October 30, 2003; Dove vs. Imaging3, Inc. and Dean Janes, Tarrant County Texas Case number 03-17988-1, filed August 15, 2003; Executive Car Leasing Co. vs. Imaging Services, Inc., Los Angeles case # 04C01929, filed December 1, 2004; Federal Express vs. Imaging3, Inc., Los Angeles Superior Court case #04C00240; Fairfield Pain Management Center vs. Imaging3, Inc., United States District Court case # CV05 4503 R (RZx); Ford Motor Credit Co. vs. Janes, Los Angeles Superior Court case #04C00285; ISOL Tech America, Inc. v. Imaging Services, Inc., Dean Janes, and Chris Sohn; Los Angeles Superior Court Case No. EC 034969, filed on July 30, 2002; Medical Equipment Locator vs. Imaging3, Inc., Los Angeles Superior Court (Glendale) case number 03C00347; Medstone International, Inc. v. Imaging Services, Inc. and Dean Janes; Los Angeles Superior Court case number 02CC03321, filed February 27, 2002, Medison Co., Ltd., Kyun Jae Choi and Seung Woo Lee, co-receivers vs. Imaging3, Inc., Korean Arbitration Board case # 04113-0007; Modern Printing & Mailing vs. Imaging Services, Inc., San Diego Superior Court case number IC793409; North Surgery vs. Imaging3, Inc., Circuit Court of Tennessee case # CT-003920-05; North American Imaging (NAI) vs. Imaging3, Inc. and Dean Janes, Ventura County Superior Court case number CIV218907; Pain Relief Centers  vs. Imaging Services, Inc., Catawba County (North Carolina) file number 01CVS4081; Progress Leasing Company vs. Imaging Services, Inc., Court of Common Pleas, Montgomery County, PA case # 04-01132;Skagit County Public Hospital vs. Imaging3, Inc., San Diego Superior Court  case number GIC815767, filed August 8, 2003; Peach Tree Clinic vs. EC041751; Richardson Electronics vs. Imaging3, Inc. and Dean Janes, Los Angeles County Superior Court case number 02T04018, filed November 12, 2002; Wayne LeBleu & Associates vs. Imaging3, Inc., Vermilion Parish, Louisiana case #20407239; Stonebridge Leasing Co. vs. Imaging Services, Inc. and Dean Janes, Chester County (Pennsylvania) Court of Common Pleas docket  number 03-02293, filed  March 19, 2003; Surgery Center LLC (Ambulatory Surgical Center), et al. vs. Imaging Services, Inc., Imaging3, Inc,. Los Angeles Superior Court (Glendale/Burbank) case number EC037887, filed October 20, 2003; Tenaya Surgical Center LLC vs. Imaging3, Inc., Clark County (Las Vegas) District Court case # A516984; Toms River Surgery Center, LLC vs. Imaging3, Inc., Los Angeles Superior Court case number BC288311, filed January 9, 2003; Veterinary Management Services, Inc. v. Imaging Services, Inc.; Colorado case number 01-CV-001419; filed on May 25, 2002.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock

The Company’s common stock began trading in February 2006 on the OTC Bulletin Board Market under the symbol “IMGG.” The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

2007	High	Low

First Quarter ended March 31, 2008	$0.12	$0.12

Year Ended December 31, 2007	High	Low

First Quarter ended March 31, 2007	$0.13	$0.12
Second Quarter ended June 30, 2007	$0.11	$0.1075
Third Quarter ended September 30, 2007	$0.13	$0.135
Fourth Quarter ended December 31, 2007	$0.1225	$0.12

Year Ended December 31, 2006	High	Low

First Quarter ended March 31, 2006	$0.20	$0.19
Second Quarter ended June 30, 2006	$0.25	$0.23
Third Quarter ended September 30, 2006	$0.15	$0.145
Fourth Quarter ended December 31, 2006	$0.185	$0.151

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

As of December 31, 2007, there were approximately 498 record holders of the Company’s common stock, not including shares held in “street name” in brokerage accounts which is unknown.  As of December 31, 2007, there were approximately 225,322,085 shares of common stock outstanding on record.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Equity Compensation Plan Information

On September 1, 2005, the Board of Directors and a majority of shareholders adopted Imaging3’s 2005 Stock Option Plan (the “Option Plan”).  The Option Plans was ratified by the shareholders of the Company by written consent effective September 1, 2005.  The Option Plan authorizes the issuance of up to 16,000,000 shares of the Company’s common stock pursuant to the grant and exercise of up to 16,000,000 stock options.  As of March 31, 2008, no options to purchase shares of common stock have been granted under the Option Plan.

As of March 31, 2008, the Company had no warrants outstanding.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Cautionary Statements

This Form 10-KSB contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about the Company’s financial condition, results of operations and business.  These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts.  These statements may be made expressly in this Form 10-KSB.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-KSB.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements.  The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of the Company’s stock price;
(b)	potential fluctuation in quarterly results;
(c)	failure of the Company to earn revenues or profits;
(d)	inadequate capital to continue the business and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;
(e)	failure to commercialize the Company’s technology or to make sales;
(f)	changes in demand for the Company’s products and services;
(g)	rapid and significant changes in markets;
(h)	litigation with or legal claims and allegations by outside parties;
(i)	insufficient revenues to cover operating costs;
(j)	failure to obtain FDA approval for the Company’s new medical scanning device, which is still in its prototype stage.

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

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-KSB.  The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue.  The Company does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

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

Revenue Recognition.  We recognize revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”).  We recognize revenue upon shipment, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. We accrue for warranty costs, sales returns, and other allowances based on our experience.  Generally, we extend credit to our customers and do not require collateral.  We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations.  We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement.  This is a critical policy, because we want our accounting to show only sales that are “final” with a payment arrangement.  We do not make consignment sales or inventory sales subject to a “buy back” or return arrangement from customers.

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

Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer’s needs ranging from 5 days to 6 months.  An operating lease agreement is utilized.  The rental revenues were insignificant in the twelve month period ended December 31, 2007.  Written rental agreements are used in all instances.

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

Results of Operations for the Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006.

      We had revenues in 2007 of $1,323,773 compared to $1,385,940 in 2006, which represented a 5% decrease. The decrease in sales was attributed directly to a decrease in equipment sales for this period.  In 2006, our remanufactured equipment sales were $880,500 compared to $782,585 in 2007, representing a decrease in equipment sales of $97,915 or 12%. Our service and parts sales for 2007 were $186,050 as compared to $192,245 in 2006, which is a decrease of $6,195 or 3%.

Our rental revenue has been a little more than 1% of our total revenue in the past 2 years and is recognized over the term of the lease agreement. Rental revenues are only deemed earned as collected. In February 2002, fire destroyed our manufacturing facility and headquarters building along with our entire inventory, all office equipment and internal infrastructure. Rebuilding the company’s inventory and entire infrastructure continues to this day. The amount of insurance received from this fire was approximately $2,400,000, which was inadequate to replace inventory and rebuild the necessary assets and infrastructure required to be rebuilt over eight years of prior business. Several employees were let go and offices in San Diego, Arizona, Washington and Florida were closed, which lowered administrative expenses but negatively impacted revenue and income as well. Although the Company has made significant strides, it continues on the path of rebuilding.

      Our cost of revenue was $910,125 in 2007 as compared to $676,622 in 2006, an increase of $233,503 or 34%. This increase resulted directly from increased costs for equipment, parts, sales and services.  The Company’s gross profit margin in 2007 was $413,649 as compared to $709,318 in 2006, a 41% decrease, giving the Company a weaker gross profit margin for the year.  This is due to decreased revenue and increased costs in 2007. The Company’s total operating expenses decreased from $3,009,268 in 2006 to approximately $2,465,299 in 2007, a decrease of 11% due to decreased general and administrative expense. Miscellaneous expense decreased by $169,552 due primarily to two miscellaneous charges with reference to the payoff of a former partner in 2006.  Overall professional fees have increased by $48,724 or 7% due in part to an increase in outside consulting fees.  The increase in repairs and maintenance expense of $1,497 was caused primarily by the increase of small tools and supplies for the year. Travel and entertainment expenses increased by $13,846 which was caused primarily by a late surge in December 2007 sales as well as late expenses resulting from the RSNA annual convention in Chicago, Illinois.  The taxes account was impacted by other taxes that decreased by $13,826 as evidenced by decreased sales to clients in the State of California, which reduced taxes owed to the State Board of Equalization and to the County of Los Angeles.  The net overall decrease of $511 in utilities to the Burbank Department of Water and Power was as a result of satisfying most of the debt owed to the City, which mistakenly read only meter rather than two meters.  Once the City realized its mistake, it quickly assessed the Company the difference for the period and arranged a workout with an advance for payment of the difference.  Our net loss for the fiscal year ending December 31, 2007 was $2,061,255 as compared to $2,121,924 for the fiscal year ending December 31, 2006.

At December 31, 2007 the Company had a balance due to the Chief Executive Officer of the Company amounting to $391,738 for the amount borrowed by the Company.  This amount is due on demand, secured and interest free.

From the period of April 2003 to December 31, 2003 the Company was delinquent in paying payroll taxes in the amount of $103,622 including penalties and interest. This was due to the significant costs of maintaining three separate facilities to house management, manufacturing and continuing to carry costs for our destroyed facility. Also cash flow in this period was substantially low due to the devastating impact of the fire in 2002 and our efforts to rebuild operations and continue to bring in revenue. The Company has continued negotiating payment arrangements with the Internal Revenue Service and filed an offer in compromise on August 24, 2004 for $21,000. A hearing to discuss the potential offer in compromise and payments is still pending. Management expected to have this resolved by fiscal year end 2008 with a payment schedule. Since January 1, 2004 the Company has remained current with its payroll taxes and does not expect another delinquency. Even if this assessment has to be paid in full without compromise, we believe we can meet an installment payment arrangement without compromising the Company’s operations. After accumulating the required interest as penalties, the amount now owed under this account is $170,213.

The Company filed its tax return for 2000 as an S Corporation and changed its status to a C Corporation effective August 1, 2001. The Company accounts for income taxes under Statements of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. We have recorded insignificant liabilities of $800 per year for income taxes due to adjustments as a result of the conversion from an S corporation to a corporation for tax purposes. The provision for income taxes was recorded for the state minimum tax of $800 imposed on corporations. (See Note 7 in financial statements for year ended December 31, 2007.)

We expect the trend of operating losses by the Company to continue into the future at the current or greater rate as we spend money on product development and marketing. There is no assurance we can achieve significant profitable sales to overcome losses. We do not expect litigation against us to expand as evidenced by the significant drop in activity in this area and do not believe it is an increasing trend. In fact, in 2007, we had only one new litigation case as in 2006, so our feeling is that the trend is away from increasing litigation, although we can give no assurances in relation to future litigation.

      We experienced a very destructive fire in 2002 that destroyed our facilities and inventory. Due to the loss of records, inventory, facilities, assets and revenues and the disruption to our business and cash flow in the fire in 2002, several lawsuits resulted creating additional legal expenses (refer to "Legal Proceedings" and Note 12 in the accompanying December 31, 2007 financial statements for further detail). Many of these lawsuits were for equipment orders that could not be filled or serviced to the customer’s satisfaction and vendor payables. The interruption in business, the destruction of our inventory and operations, legal expenses and the expenses incurred to rebuild, were sought through litigation with Tower Engineering as described in Note 12 in the accompanying December 31, 2007 financial statements.  This claim, however, lost in a Motion for Summary Judgment and allowance was made for it in 2005. Further, the Arbitrator in the Tower matter ruled against us by awarding Tower a judgment for $79,394.93. Cases settled during 2005, 2006 and 2007 are as previously mentioned in this report.

      In 2007, the Company spent and recorded $168,811 for research and development of its patented technology, which includes software design, mechanical design and the manufacturing of the prototype. Costs for individuals employed by Imaging3, Inc are absorbed in normal operating expenses and are not separated at this time for simplicity.  It is anticipated that expenses in this category will increase slightly during 2008 as the prototype continues to progress.

Liquidity and Capital Resources

Our total current assets as of December 31, 2007 decreased to $244,050 from $627,054 as of December 31, 2006, a difference of $383,003 or 61%.  This is due in large part to the decrease in inventory from $504,263 in 2006 to $163,753 in 2007.  The manner in which inventory is valued also contributed to this decrease.

Our total current liabilities increased to $3,711,359 as of December 31, 2007 from $3,647,304 as of December 31, 2006.  This increase is due in large part to accrued litigation expense, which as of December 31, 2007 was $2,262,931, and also to the consulting fees and expenses due to an officer of the Company with a December 31, 2007 net balance of $391,738.

During the year ended December 31, 2007, the Company used $1,192,683 of cash for operating activities, as compared to $1,609,137 during the year ended December 31, 2006.  Cash provided by financing activities during the year ended December 31, 2007 was $1,169,624, as compared to $1,623,123 during the year ended December 31, 2006.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2007.  In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" may make it substantially more difficult to raise capital.

ITEM 7.	FINANCIAL STATEMENTS OF IMAGING3, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Imaging3, Inc.

We have audited the accompanying balance sheet of Imaging3, Inc. as of December 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging3, Inc. as of December 31, 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has deficit accumulated at December 31, 2007 of $9,780,178 including a net loss of $2,061,255 for the year ended December 31, 2007.  These factors as discussed in Note 10 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 10.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 25, 2008

IMAGING3, INC.
BALANCE SHEET
DECEMBER 31, 2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,293
Accounts receivable, net	57,380
Inventory, net	163,753
Prepaid expenses	20,624
Total current assets	244,051

PROPERTY AND EQUIPMENT, net	18,673

OTHER ASSETS	31,024
$293,748

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$213,953
Accrued expenses	2,723,064
Deferred revenue	106,705
Equipment deposits	275,900
Due to an officer	391,738
Total current liabilities	3,711,359

STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized shares 500,000,000;
issued and outstanding 225,562,085 shares	6,381,316
Prepaid consulting	(18,750)
Accumulated deficit	(9,780,178)
Total stockholders' deficit	(3,417,611)
$293,748

The accompanying notes form an integral part of these audited financial statements

IMAGING3, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Net revenues	$1,323,773	$1,385,940

Cost of goods sold	910,125	676,622
Gross profit	413,649	709,318

Operating expenses
Litigation expenses	-	255,656
General and administrative expenses	2,465,299	2,753,612
Total operating expense	2,465,299	3,009,268

Loss from operations	(2,051,650)	(2,299,950)

Other income (expense):
Interest expense	(70,857)	(68,782)
Other income	103,316	(500)
Legal settlement	(41,263)	31,750
Gain on extinguishment of debt	-	216,358
Total other income (expense)	(8,804)	178,826

Loss before income tax	(2,060,455)	(2,121,124)

Provision for income taxes	800	800

Net loss	$(2,061,255)	$(2,121,924)

*Basic and diluted weighted average common stock outstanding	211,921,567	194,404,464

Basic and diluted net loss per share	$(0.01)	$(0.01)

*Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2007 & 2006 are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes form an integral part of these audited financial statements

IMAGING3, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common stock			Unamortized		Total
	Number of		Subscription	Consulting	Accumulated	stockholders'
	shares	Amount	receivables	fees	deficit	deficit

Balance on January 1, 2006	181,115,000	2,561,625	-	-	(5,596,999)	(3,035,374)

Common stock issued for cash	19,374,268	1,755,032	-	-	-	1,755,032

Common stock issued for consulting services	2,378,800	430,260	-	-	-	430,260

Common stock issued for settlement of accounts payables	491,453	91,693	-	-	-	91,693

Shares isssued for settlement of debt	750,000	161,250	-	-	-	161,250

Fund raising cost	-	(154,178)	-	-	-	(154,178)

Subscription receivables	-	-	(82,043)	-	-	(82,043)

Net loss for year ended December 31, 2006	-	-	-	-	(2,121,924)	(2,121,924)

Balance on January 1, 2007	204,109,521	4,845,682	(82,043)	-	(7,718,923)	(2,955,284)
		(0)	-		-	(0)
Common stock issued for cash	18,250,659	1,113,240	-	-	-	1,113,240

Fund raising cost	-	(46,168)	-	-	-	(46,168)

Common stock issued for consulting services	1,245,655	201,761	-	(201,761)	-	-

Common stock issued for services	956,250	146,800	-	-	-	146,800

Common stock issued for R&D	1,000,000	120,000	-	-	-	120,000

Receipt of cash against subscription receivable	-	-	82,043	-	-	82,043

Amortization of prepaid consulting fees	-	-	-	183,011	-	183,011

Net loss for December 31, 2007	-	-	-	-	(2,061,255)	(2,061,255)

Balance on December 31, 2007	225,562,085	6,381,316	-	(18,750)	(9,780,178)	$(3,417,611)

IMAGING3, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,061,255)	$(2,121,924)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	15,227	14,616
Subscription receivable	-	(82,043)
Common stock issued for services and R&D	449,812	430,260
Common stock issued for settlement of accounts payable	-	91,693
Common stock issued for settlement of debt	-	161,250
(Increase) / decrease in current assets:
Accounts receivable	18,976	(35,076)
Inventory	340,510	(103,033)
Prepaid expenses and other assets	501	9,324
Increase / (decrease) in current liabilities:
Accounts payable	(539,836)	323,765
Accrued expenses	584,203	(390,404)
Deferred revenue	7,905	34,899
Equipment deposits	(8,725)	57,536
Net cash used in operating activities	(1,192,683)	(1,609,137)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payables	-	(40,000)
Receipts from/(payments to) officer	20,509	(91,909)
Proceeds from subscription receivable	82,043	-
Proceeds from issuance of common stock	1,067,072	1,755,032
Net cash provided by financing activities	1,169,624	1,623,123

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(23,059)	13,986

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	25,352	11,366

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,293	$25,352

The accompanying notes form an integral part of these audited financial statements

        IMAGING3, INC.

        NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

Imaging3, Inc. (the “Company”) is a California corporation, incorporated on October 29, 1993 as Imaging Services, Inc. The Company filed a certificate of amendment of articles of incorporation to change its name to Imaging3, Inc. on August 20, 2002.

The Company’s primary business is production and sale of medical equipment, parts and services to hospitals, surgery centers, research labs, physician offices and veterinarians.  Equipment sales include new c-arms, c-arms tables, remanufactured c-arms, used c-arm and surgical tables. Part sales comprise of new or renewed replacement parts for c-arms.

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

Due to officer

At December 31, 2007, the Company had a balance due to the Chief Executive Officer of the Company amounting to $391,738 for amount borrowed during the year. The amount is due on demand, secured, interest free and secured by the assets of the Company.

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

        IMAGING3, INC.

        NOTES TO FINANCIAL STATEMENTS

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets during the years ended December 31, 2007 and 2006..

Equipment deposits

Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balance at December 31, 2007 was $275,900.

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

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company’s return policy, sales agreements, management estimates of potential future product returns related to

        IMAGING3, INC.

        NOTES TO FINANCIAL STATEMENTS

current period revenue, current economic trends, changes in customer composition and historical experience. The Company accrues for warranty costs, sales returns, and other allowances based on its experience. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2007 and 2006 were $114,369 and $213,201 respectively.

Stock-based compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123. Through December 31, 2007, the Company has not granted any stock option.

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

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

        IMAGING3, INC.

        NOTES TO FINANCIAL STATEMENTS

Recent Pronouncements

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted

        IMAGING3, INC.

        NOTES TO FINANCIAL STATEMENTS

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the Company's financial statements.

In December 2007, FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This statement has no effect on the financial statements as the Company does not have any outstanding non-controlling interest.

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. "Use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This has led to concerns among investors that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide enough information about how these instruments and activities affect the entity’s financial position and performance," explained Kevin Stoklosa, project manager. "By requiring additional information about how and why derivative instruments are being used, the new standard gives investors better information upon which to base their decisions." The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Management is currently evaluating the effect of this pronouncement on financial statements.

        IMAGING3, INC.

        NOTES TO FINANCIAL STATEMENTS

3.    ACCOUNTS RECEIVABLE
All accounts receivable are trade related. These receivables are current and management believes are collectible except for which a reserve has been provided. The balance of accounts receivable as of December 31, 2007 was $57,380. The reserve amount for uncollectible accounts was $1,375 as of December 31, 2007.

4.    INVENTORIES

Inventory comprised of the following as of December 31, 2007:

Parts inventory	$30,951
Finished goods	132,802
Total	$163,753

5. PROPERTIES AND EQUIPMENT

Net property and equipment at December 31, 2007 was as follows:

Furniture and office equipment	$55,704
Tools and Shop equipment	54,183
Vehicles	105,871
215,757
Less Accumulated depreciation	(197,084)
Total	$18,673

Depreciation expenses were $15,227 and $15,227 for the year ended December 31, 2007 and 2006, respectively.

6.    ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2007:

Accrued payroll taxes	$170,213
Accrued wages	23,890
Accrued legal fees	404,927
Accrued Ongoing Litigation	2,109,806
Other accrued expenses	14,228
Total	$2,723,064

7.    INCOME TAXES

The Company changed to C-corporation in July 2001. No provision was made for Federal income tax for the year ended December 31, 2007  since the Company had significant net operating loss.  In the year ended December 31, 2007, the Company incurred net operating losses for tax purposes of approximately $9,053000.  The net operating loss carryforwards may be used to reduce taxable income through the year 2027. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences that give rise to deferred tax assets and liabilities at December 31, 2007 and 2006, comprised of depreciation and amortization and net operating loss carry forward. The gross deferred tax asset balance as of December 31, 2007 was approximately $3,623,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carryforwards cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

	December 31, 2007	December 31, 2006
Deferred tax assets
Net operating losses	3,623,000	$2,967,000
Less: valuation allowance	(3,623,000)	(2,967,000)
	$-	$-

        IMAGING3, INC.

        NOTES TO FINANCIAL STATEMENTS

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2007	December 31, 2006
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	-	-

Income tax expense consisted of the following:

	2007	2006
Current tax expense:
Federal	$-	$-
State	800	800
Total Current	$800	$800

Deferred tax credit:
Federal	$735,000	$714,000
State	122,000	126,000
Total deferred	$857,000	$840,000
Less: valuation allowance	(857,000)	(840,000)
Net Deferred tax credit	-	-

Tax expense	$800	$800

8.      STOCKHOLDERS' EQUITY

Common Stock

During the year ended December 31, 2007, the Company issued 18,250,659 shares of common stock for cash amounting $1,113,240. During the year ended December 31, 2007 the Company incurred fund raising cost of $46,168. The fund raising cost represented the commission fees payable to brokers for selling common stocks and was booked against additional paid in capital received from cash received from issuance of common stock.

During the year ended December 31, 2007 the Company issued 1,245,655 shares of common stock for consulting services. The expenses amounted to $201,761.

During the year ended December 31, 2006, the Company issued 19,374,268 shares of common stock for cash amounting $1,755,032.  Cash received during the year 2006 amounted to $1,672,989 and subscription receivables amounted to $82,043.

During the year ended December 31, 2006 the Company issued 2,378,800 shares of common stock for consulting services. The expenses amounted to $430,260.

        IMAGING3, INC.

        NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2006 the Company issued 491,453 shares of common stock for settling accounts payable. The total amounts were settled amounting to $91,693.

During the year ended December 31, 2006 the Company issued 750,000 shares of common stock for a former stockholder to pay off a debt amounts totaling $40,000. The company incurred loss of settlement of debt of $161,250 for the year ended December 31, 2006.

During the year ended December 31, 2006 the Company incurred fund raising cost of $154,178. The fund raising cost represented the commission fees payable to brokers for selling common stocks and was booked against additional paid in capital received from cash received from issuance of common stock.

During the year ended December 31, 2006, a total of 2,391,000 warrants were excised in connection with the sale of common stock. As of December 31, 2006, there were no warrants outstanding in the Company.

9.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $800 and interest of $74,660 during the year 2007. The Company paid income taxes of $800 and interest of $65,462 during the year 2006.

10.   GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the years ended December 31, 2007 and 2006, the Company had incurred losses of $2,061,255 and $2,121,924, respectively. The Company has accumulated deficit of $9,780,178 on December 31, 2007. In addition, the Company had negative cash flow from operating activities amounting $1,192,683 during the year ended December 31, 2007. The continuing losses have adversely affected the liquidity of the Company.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort during the years ended December 31, 2007 and 2006, towards (i) obtaining additional equity financing; in that regard in 2005, the Company was in process of offering to sell more shares at $.06 per share in private placement to accredited investors. (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable (iv) evaluation of its distribution and marketing methods, and (v) increasing marketing and sales. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost.  The Company has also established a hiring policy under which the company will refrain from hiring additional employees unless approved by the CEO and CFO.  Accounts payable are reviewed and approved or challenged on a daily basis and sales staff is questioned as to the validity of any expense and on a monthly basis.  Senior management reviews the annual budge to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

        IMAGING3, INC.

        NOTES TO FINANCIAL STATEMENTS

11.   COMMITTMENTS

The Company has a facility lease agreement effective October 1, 2004 for 5 years with an option to extend for a 60 month period.

Future minimum lease commitments, excluding property taxes and insurance, payable at December 31, 2007 are approximately as follows:

2008	120,840
2009	90,630
$211,470

Rent expenses for leased facility were $120,840 and $120,840 for year ended December 31, 2007 and 2006, respectively.

12.  CONTINGENCIES & LITIGATION

Partly in connection with a fire at the Company's facility on or about February 19, 2002, in which the Company's manufacturing, warehouse, and office facilities were substantially destroyed, the Company has become engaged in litigation in several courts, described herein.

On February 28, 2002, the Company (as Imaging Services, Inc.) initiated legal proceedings in the Los Angeles Superior Court against its construction contractor, Tower Engineering [Imaging Services, Inc. and Dean Janes v. Tower Engineering, Los Angeles Superior Court case number EC033979.]  In connection with that action, Tower Engineering filed a cross-complaint against the Company, seeking payment of allegedly outstanding invoices related to the same construction.  The Company answered the cross-complaint, denying its allegations.  A primary defendant in that action, Mario Osorio, dba Albert's Electric Service, was discharged in a bankruptcy action, and his insurer has also gone into liquidation.  Summary judgment was entered against the Company with respect to its affirmative claim for relief in connection with the Company's fire losses, and this ruling was upheld on appeal.  The claims of Tower Engineering for allegedly unpaid invoices were presented to binding arbitration.  Another construction-related collection case,  Westside Wholesale Electric and Lighting, Inc. v. Mario Albert Osorio, dba Albert's Electric Service, and Dean Janes; Los Angeles Superior Court case number 02K02597, was consolidated with the primary Imaging vs. Tower action, and was arbitrated at the same time.  Imaging3, Inc. and Dean Janes were found liable to the claimants in the amount of $69,187.06 plus costs.  The trial Court awarded costs against the company of $9,954.00.  A judgment for costs on appeal against Imaging3, Inc. in favor of Tower has been made in the amount of $253.92, and remains outstanding. As of December 31, 2007, the total amount due amounted to $79,394.98 accrued in the financial statements.

On April 25, 2002, the Company initiated litigation against a former employee and his subsequent employer for unfair business practices and related business torts in connection with that employee's post-termination conduct.  In that action, Imaging Services, Inc. v. Dan Asbille, Imaging Technologies, and Computron Inc.; Los Angeles Superior Court Case Number BC 272665, the Company alleged causes of action for Intentional Interference with Prospective Business Relations, (2) Breach of the Implied Covenant of Good Faith and Fair Dealing, (3) Unfair Business Practices, (4) Fraud, (5) Conversion, (6) Constructive Trust, (7) Declaratory Relief, (8) Implied Contractual Indemnity, (9) Total Equitable Indemnity, (10) Partial Equitable Indemnity, and (11) Contribution and Repayment.  This action was filed in the Northwest District of the Los Angeles Superior Court.  Two of the defendants, individual defendant Danny Asbille, and Computron Display Systems, Inc. responded with cross-complaints against the Company for breach of contract and conversion, which were defended in conjunction with the Company's prosecution of the initial Complaint.  In January 2004, a jury in this action found in favor of the Company with respect to the Company's conversion claims against Danny Asbille and Computron Display Systems, Inc., and awarded the Company $88,557.00.  The same jury found in favor of Computron Display Systems, Inc. with respect to its conversion claim against the Company in the amount of $17,500.00.  That jury also awarded $97,500.00 to Danny Asbille with respect to his contract claim against the Company.  No payments associated with any of these awards have been made. As of December 31, 2007 the total amount due amounted to $26,443 accrued in the financial statements.

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

The Arkansas Medical Imaging LLC vs. Imaging3, Inc. action was resolved through mediation on or about March 3, 2006, at which time the Company agreed to make sixty (60) payments of $1,250.00 per month, commencing on March 20, 2006.  The first payment pursuant to this agreement was made in March, 2006.  As of December 31, 2007 the total amount due amounted to $52,500 accrued in the financial statements.

The Covington Anesthesia Assoc. matter resulted in a judgment in favor of the plaintiff in the amount of $7,654.34 principal, plus attorneys' fees, court costs, and interest in October 2003; a sister-state judgment was entered in the Los Angeles Superior Court in September, 2004 in the amount of $11,227.19 (Los Angeles Superior Court case # 04C01792).  As of December 31, 2007 the total amount of $11,227.19 was still outstanding and accrued in the financial statements.

The DeLage Landen case sought $16,619.27 plus interest from June 1, 2003 and attorneys' fees; negotiation resulted in a settlement, pursuant to which the Company was to pay $750.00 per month for eleven months, with a final payment thereafter of $4,750.00.  As of December 31, 2007 the total amount due amounted to $9,000.00 is accrued in the financial statements.

        IMAGING3, INC.

        NOTES TO FINANCIAL STATEMENTS

The DLW case sought more than $46,100.00 plus attorneys' fees and litigation costs from the Company and individuals affiliated with it; on April 20, 2004, the Company's Motion to Compel Arbitration was granted, and the action was stayed pending completion of arbitration, which has not been set. As of December 31, 2007, the total amount due amounted to $41,600.00 is accrued in the financial statements.

The Dove case in Texas, on January 23, 2004, resulted in a judgment against the Company and Dean Janes in the amount of $17,100.00, plus interest from January 23, 2004 at 5% per annum, plus attorneys' fees of $5,500.00, and costs of court.  The plaintiff in that case has initiated collection activity in California. As of December 31, 2007, the total amount due amounted to $24,573 is accrued in the financial statements.

The Executive Car Leasing action sought $14,901.73 plus collection costs and fees against the Company.  The Company filed an answer to the complaint, asserting a number of affirmative defenses.  The action (and a related matter upon which suit was not filed) were settled for a total of $11,500.00, to be paid in 23 equal installments of $500.00.  As of December 31, 2007 the total amount due amounted to $2,000.

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

As of December 31, 2007 the amount of $121,500 is accrued in the financial statements.

The Medstone action was resolved by settlement on February 18, 2003 for $155,000.00 with interest at 8% per annum. As of December 31, 2007, the total amount due amounted to $155,000.00 is accrued in the financial statements

The Medison action, initiated on or about April 28, 2004 and sent to the Company some time thereafter, sought $515,000.00 plus interest, and was submitted, by the claimants, to the Korean Commercial Arbitration Board.  The Company submitted a response to the claimants' Application for Arbitration, objecting to the Board's jurisdiction, and opposing the claimants' assertions on their merits.  In or about December 2004, the Korean Commercial Arbitration Board awarded the claimants, against the Company, $515,000.00, plus interest at varying rates from March 1, 2002.  The claimants filed suit in the United States District Court on April 15, 2005, seeking to enforce and collect the award of the Korean Commercial Arbitration Board.  The plaintiffs' complaint prayed for $692,277.52, plus attorneys' fees, costs, and interest at an annual rate of twenty percent (20%), or $318.142241 per day.  In June, 2006, Judgment was entered in favor of the plaintiffs in the amount of $804,687.16, consisting of principal in the amount of $515,000.00 and interest in the amount of $289,687.16.  Interest continues to accrue at the rate of 20% per annum.  The judgment is presently under appeal. As of December 31, 2007, the amount of $804,687 is accrued in the financial statement.

The Modern Printing action was settled in October, 2003, with the Company agreeing to make four monthly installments of $2,000.00 each, with a total of $16,000.00 due (less payments made) in the event of a default.  As of December 31, 2007 the total amount due amounted to $16,000.00 is accrued in the financial statements.

The North Surgery action seeks $33,500.00 plus costs against the Company.  The Company has retained local counsel in Tennessee to represent its interests.  In or about November, 2006, the plaintiff obtained summary judgment in the amount of $33,500.00, plus costs. As of December 31, 2007 the company has not made any payments and the amount is accrued in the financial statements.

        IMAGING3, INC.

        NOTES TO FINANCIAL STATEMENTS

The Peach Tree Clinic action was filed in Yuba County, and served on the Company on June 6, 2005.  The complaint seeks $30,364.13, plus $25,000.00 for "loss of use" of equipment and $5,000.00 for attorneys' fees.  The Company successfully moved to have the matter transferred to Glendale, California, where it was ordered to mediation.  In May, 2006, the Company entered into a stipulation for entry of judgment, pursuant to which the Company agreed to pay $30,364.13, in installments of $500.00 per month commencing on May 20, 2006, and continuing on the 20th day of each month thereafter, until paid in full.  As of December 31, 2007 the total amount due amounted to $23,364.00 is accrued in the financial statements.

The Plaintiff in the Skagit County case sought $43,198.00 plus punitive damages, interest, costs and attorneys' fees.  The Skagit County action has been settled, through the Company's agreement to pay a total of $32,398.50, plus interest at 5% per annum within 24 months.  An initial payment of $2,000.00 was paid on July 9, 2004, and the company agreed to make additional monthly payments of $1,000.00 per month, commencing on August 9, 2004, with a final balloon payment at the end of the 24th month to satisfy the $32,398.50 amount.  As of December 31, 2007 the total amount due amounted to $22,399 accrued in the financial statements.

The Stonebridge Leasing case resulted in a Pennsylvania judgment in the amount of $25,698.23 in July, 2003.  As of December 31, 2007 the company has not made any payments and the amount is accrued in the financial statements.

The Surgery Center LLC action sought $75,500.00 plus collection costs.  A trial had been set for January 31, 2005.  In January, 2005, the Plaintiffs and the Company agreed to the terms of a settlement, pursuant to which the Company agreed to make forty (40) monthly payments of $1,000.00, without interest.  The plaintiff contends that only four payments were made, the last in July of 2005, and has filed a proposed judgment upon stipulation against the Company in the amount of $71,000.00. The Company accrued $71,000 as of December 31, 2007.

The Tenaya Surgical action was filed in Clark County (Las Vegas), Nevada in February 2006, and served on the Company thereafter.  It names, as Defendants, the Company as well as Dean Janes, Michelle Janes, Xavier Aguilera and Christopher Sohn.  The plaintiff's non-contractual claims have been abandoned.  The complaint seeks contractual and tort damages "in excess of $10,000.00" relative to an April 13, 2005 contract.  The company is utilizing Nevada counsel (Steven Day of Cohen, Johnson & Day) to represent its interests.  Arbitration and Plaintiff's summary judgment were scheduled to be held in February, 2007.  The company accrued $ 50,000 in the financial statement as of December 31, 2007.

The Toms River Surgery case sought $192,604.00 plus punitive damages, attorneys' fees and costs of collection, and was settled in June 2004, with the Company's agreement to pay Toms River $88,000.00 plus interest at 6% per annum from June 1, 2004 until the date of full payment, which was to be made no later than January 1, 2006.  Not all of the agreed payments were made, and Judgment has been entered against the Company (and recorded in Los Angeles, Orange, Riverside, Ventura, Santa Barbara, and San Bernadino Counties) in the amount of $96,750.00. The Company accrued the full amount of $96,750.00 in the financial statements as of December 31, 2007.

The Company employed Colorado counsel as attorneys of record in the Veterinary Management Services case; local counsel withdrew in or about September, 2002.  The Veterinary Management Services case was scheduled to go to trial on November 24, 2003, and resulted in a default judgment against the Company in the amount of $382,900.73.  This judgment was then entered as a sister-state judgment in California in the amount of $382,900.73 (Los Angeles Superior Court case # BS091681); the Company has filed a Motion to Vacate this entry of judgment, which motion was denied on October 28, 2004.  The Company has filed a Notice of Appeal, and expects to seek recourse through further proceedings. As of December 31, 2007, the Company accrued $382,900.16 in the financial statements.

The Wayne LeBleu & Assoc. vs. Imaging3 case resulted in a default judgment of $4,010.16 on June 7, 2004, and, in September 2004 was entered as a sister-state judgment in California in the amount of $5,540.74 (Los Angeles Superior Court case #04C01777). The company accrued $5,540.74 in the financial Statements as of December 31, 2007.

The Company  also accrued $36,000 due to Ambulatory Surgery Centers of America in the financial statements as of December 31, 2007.

        IMAGING3, INC.

        NOTES TO FINANCIAL STATEMENTS

NOTE 13      GAIN ON EXTINGUISHMENT OF DEBT

The Company adjusted accounts payable and equipment deposits that over 4 years old, pursuant to the California Code of Civil Procedure (CCP) Section 339 that the statute of limitations for claims of breach of written contracts is four (4) years. As of December 31, 2006, totaling $59,701 had been adjusted from the balance sheet under accounts payable and equipments deposits, as the payments of the amounts billed was not be forthcoming and there were no subsequent affirmations of the debts. The removal of the accounts has been reflected in the accompanying financial statements as “Gain on extinguishment of debt” amounting to $216,358 for the year ended 2006.

NOTE 14      RELATED PARTY TRANSACTION

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

The balance of due to officer amounts to $391,738 as of December 31, 2007.

NOTE 15      SUBSEQUENT EVENTS

January 15, 2008, in order to raise capital, the company issued two (2) Private Placement Memorandums for the issuance of 20,000,000 shares at .06 cents per share with a minimum investment of $5,000 for 83,333 shares. From January to March 2008 the company issued 11,775,339 shares of common stock for cash of $706,520. (unaudited).

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES

      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

      None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

The following table lists the executive officers and directors of the Company as of March 31, 2008:

Name	Age	Position
Dean Janes	42	Chairman of the Board of Directors and Chief Executive Officer

Christopher Sohn (1)	47	President, Chief Operating Officer and Director

Xavier Aguilera (1)	59	Executive Vice President, Chief Financial Officer, Corporate Secretary and Director

Michele Janes	40	Vice President of Administration
__________________
(1)	Member of Audit Committee.

The following is a brief account of the business experience during the past five years of each of our directors and executive officers, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were conducted.

      Dean Janes, age 42, has been the Chairman and Chief Executive Officer of the Company since its inception in October 1993.  Mr. Janes founded Imaging Services, Inc. in October of 1993 which changed its name to Imaging3, Inc. in 2002. Mr. Janes was the President and CEO of Imaging Services, Inc. from 1993 to 2001, his responsibilities included business development and overseeing operations, sales and marketing, operations and finance. In 2001 Mr. Janes brought Mr. Christopher Sohn on as President and Chief Operating Officer with Mr. Janes taking the position of Chairman and CEO, his duties remain the same with the exception of directly overseeing operations and finance. Prior to working for Imaging Services, Inc., now Imaging3, Inc., Mr. Janes worked for COHR, Center for Health Resources, from 1992 to 1993 as a Senior Field Service Engineer;  His job responsibilities included technical support for junior engineers and business development of service contracts and revenues for all makes of medical imaging equipment. From 1991 to 1992, Mr. Janes worked for Toshiba American Medical Corporation; his job title was National Technical Support Engineer.  His primary responsibilities were to assist Service Engineers throughout the U.S. with problems and design errors with Cath Labs and Angio Suites being a conduit to Japan and the Service Engineers in the U.S. From 1990 to 1991 Mr. Janes worked for OEC Medical Systems, Inc. as a Senior Field Service Engineer; his responsibilities were to maintain, repair and install c-arms and Urology systems in the Southern California area. From 1988 to 1990 Mr. Janes worked for Kaiser Medical Physics as an in-house X-ray Service Engineer for Kaiser Harbor City Hospital; his responsibilities were to maintain and repair medical imaging equipment within the hospital and three outlying clinics. Mr. Janes also served in the U.S. Army Reserves as a Biomedical engineer; his service was from 1983 to 1991, with a tour in the first Gulf War from December of 1990 to April of 1991. He majored in Bio-Medical Electronic Engineering at the University of Colorado Technical Institute (1984-1988). Mr. Janes is the principal inventor of Imaging3 real-time 3D medical diagnostic imaging technology. Mr. Janes is a member of MENSA.  Dean Janes and Michele Janes are husband and wife.

Christopher Sohn, age 47, has been the President and Chief Operating Officer of the Company since 2001. As a Chief Operating Officer for Imaging3, Mr. Sohn’s responsibilities include developing international sales, marketing and resourcing network, organizing and strategizing with manufacturing companies and researching new sources of products from developing countries for import into the U.S., overseeing of business operations and human resources. Prior to working for Imaging Services, Inc. now Imaging3, Inc., Mr. Sohn was President and CEO of DMI, Inc. from 1994 to 2000, As a Chief Executive Officer for an international trading company of diagnostic medical imaging system, Mr. Sohn’s main responsibility was to develop business relationships and dealer networks in Central and South American markets, connecting this with the needs of Asian medical equipment manufactures as well as manufactures in the U.S. and North America. Mr. Sohn has also organized and participated in more than a dozen medical exhibitions during this period including the Hospitalar (Brazil 1995-2000), and RSNA during the same period. From 2000 to 2001 Mr. Sohn was CEO for ISOL America, Inc., his responsibilities included starting up an overseas headquarters for the parent company ISOL Korea in the U.S. as well as setting up a distribution and dealer network in the U.S., Central and South America for ISOL’s products, which included MRI, Magnetic Resonance Imaging and Bone Desitometry Systems. Mr. Sohn also assisted in the Company’s efforts to achieve FDA and UL approval of their products as well as researching manufacturing partners for the assembly and manufacture of ISOL products within the U.S. Mr. Sohn majored in Biochemistry and Computer Science at the University of California at Los Angeles (1978-1982).

Xavier Aguilera, age 59, has been the Executive Vice President, Chief Financial Officer and Corporate Secretary of the Company since 1999. Mr. Aguilera’s responsibilities include managing the Company’s finances, accounting, taxes, credit facilities and interfacing and developing new relationships with banks and other financial institutions. Prior to working for the Company Mr. Aguilera was self-employed as a consultant for Xavier Aguilera & Associates from 1997 to 1999. His responsibilities were to manage and open primary healthcare facilities throughout Southern California. He provided property management, estate planning, credit facility and Import/Export consulting for several businesses in Southern California. From 1995 to 1997 Mr. Aguilera was the Chief Administrative Officer for East Los Angeles Doctors Hospital; his responsibilities were to manage administrative personnel within the hospital, manage public relations, business development and JCAHO compliance. From 1992 to 1995, Mr. Aguilera was the Chief Executive Officer for El Centro Human Services Corporation; his responsibilities were to develop and implement a community based mental health facility consisting of eight satellite centers.  He managed a $9.4 million budget and a full time staff of 240 employees. From 1990 to 1992, Mr. Aguilera was a Deputy Director/Administrator for Northeast Community Clinic; his responsibilities were to implement and administer the clinics health programs and oversee operations. From 1988 to 1990, Mr. Aguilera was self employed as a consultant for finance, management and international finance.  He provided these services to banks as well as businesses throughout Southern California. From 1987 to 1988, Mr. Aguilera was Vice President of

International Banking Marketing for California Commerce Bank; his responsibilities were to manage and administer a $14 million portfolio, develop new business in the Southern California with Hispanic Businesses and develop business relationships with Northern Mexico businesses and banks. From 1981 to 1987, Mr. Aguilera was an Assistant General Manager/Deputy Director for Banco Nacional de Mexico, (BANAMEX). He was responsible for $60 million in new deposits as well as new business development and management of commercial and personal lending departments. He holds a Bachelors degree in Business from California State University at Northridge (1983) and a Certificate of Medical Management from the University of California at Los Angeles (1995).

Michele Janes, age 40, has been the Vice President of Administration of the Company since 1993. From 1988 to 1993, Mrs. Janes was Manager of Remedy Temps Brentwood office; her responsibilities were to manage office staff, local advertising campaigns, business development and client relations. From 1986 to 1988, Mrs. Janes managed the executive secretarial pool for Arthur Young; her responsibilities were to manage approximately 50 employees. From 1982 to 1985, Mrs. Janes worked for Fortune Promo Seven as a marketing account representative; her responsibilities were to develop advertisement and marketing campaigns for, European, Middle Eastern and U.S. Companies in the Middle East. Mrs. Janes holds a Bachelors degree in Marketing from Bennett College of London (1985).  Michele Janes is the wife of Dean Janes.

The Company intends to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in the Company’s Bylaws.  These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys’ fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or officer of the Company, any subsidiary of the Company or any other company or enterprise to which the person provides services at the request of the Company.  The Company believes that these provisions and agreements are necessary to attract and retain qualified directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Board Committees

The Board of Directors has appointed an Audit Committee.  As of March 31, 2008, the members of the Audit Committee are Xavier Aguilera and Christopher Sohn, who may not be considered to be independent as defined in Rule 4200 of the National Association of Securities Dealers’ listing standards.  The Board of Directors has adopted a written charter of the Audit Committee.  The Audit Committee is authorized by the Board of Directors to review, with the Company’s independent accountants, the annual financial statements of the Company prior to publication, and to review the work of, and approve non-audit services preformed by, such independent accountants.  The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year.  The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of the Company.  The Audit Committee was formed on August 31, 2003.  The Audit Committee held one meeting during fiscal year ended December 31, 2007.

The Company established a Compensation Committee on August 31, 2003, which consists of two directors, Dean Janes and Christopher Sohn. The Compensation Committee is responsible for reviewing general policy matters relating to compensation and benefits of directors and officers, determining the total compensation of our officers and directors.  The Board of Directors does not have a nominating committee. Therefore, the selection of persons or election to the Board of Directors was neither independently made nor negotiated at arm’s length.

Auditor Independence

General.  Kabani & Company, Inc., Certified Public Accountants (“KC”) is the Company’s principal auditing accountant firm. KC has also provided other non-audit services to the Company. The Audit Committee of the Company’s Board of Directors has considered whether the provisions of non-audit services is compatible with maintaining KC ‘s independence.

Audit Fees. KC billed the Company $26,700 during the calendar year ended December 31, 2007 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2006, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2007, June 30, 2007, and September 30, 2007.

All Other Fees. KC billed the Company $0 for other services for the calendar year ended December 31, 2007.

Report of the Audit Committee

The Company’s Audit Committee has reviewed and discussed the Company’s audited financial statements for the fiscal year ended December 31, 2007 with senior management.  The Audit Committee has reviewed and discussed with management the Company’s audited financial statements.  The Audit Committee has also discussed with KC, the Company’s independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from KC required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees).  The Audit Committee has discussed with KC the independence of KC as auditors of the Company.  Finally, the Audit Committee has considered whether the independent auditors provision of non-audit services to the Company is compatible with the auditors’ independence.  Based on the foregoing, the Company’s Audit Committee has recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 for filing with the United States Securities and Exchange Commission.  The Audit Committee also approved KC’s engagement to prepare the Company’s consolidated tax returns for its fiscal year ending December 31, 2007.  The Company’s Audit Committee did not submit a formal report regarding its findings.

AUDIT COMMITTEE

Xavier Aguilera
Christopher Sohn

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the United States Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this report in future filings with the Securities and Exchange Commission, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

Compliance with Section 16(A) of Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission (the “SEC”).  Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to the Company’s Reporting Persons during and with respect to the fiscal year ended December 31, 2007 have been complied with on a timely basis.

ITEM 10.	EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to the executive officers and directors of the Company during the periods indicated:

Summary Compensation Table
Name and Principal Position (1)	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Dean Janes,	2007	$144,000	0	0	0	0	0	$144,000
Chief Executive Officer

Christopher Sohn,	2007	$110,000	0	0	0	0	0	$110,000
President and Chief Operating Officer

Xavier Aguilera,	2007	$95,000	0	0	0	0	0	$95,000
Chief Financial Officer/Treasurer, Executive Vice President, and Corporate Secretary

Michele Janes,	2007	$35,000	0	0	0	0	0	$35,000
Vice President ofAdministration

Officers as a Group	2007	$340,000	0	0	0	0	0	$340,000
_________________________

(1) All officers serve at will without employment contracts except that Dean Janes is employed under a Consulting Agreement under which the Company pays Mr. Janes $12,000 per month until either party terminates the Agreement on 30 days written notice.

Employment Agreements

The Company has not entered into any employment agreements with its executive officers to date.  The Company may enter into employment agreements with them in the future.

Dean Janes, the Company’s Chief Executive Officer, is engaged pursuant to a consulting agreement.  See “Certain Relationships and Transactions – Item 12.”

Outstanding Equity Awards

None of the Company’s executive officers received any equity awards during the year ended December 31, 2007.

Director Compensation

None of the Company’s directors received any compensation for their respective services rendered to the Company during the year ended December 31, 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the names the executive officers and directors of the Company and all persons known by the Company to beneficially own 5% or more of the issued and outstanding common stock of the Company at March 31, 2008:

Name and Address of Stockholder	Number of Shares Owned	Percentage of Ownership(1)

Dean Janes (2) (includes shares owned by wife, Michele Janes) c/o Imaging 3, Inc. 3200 W. Valhalla Drive Burbank, CA 91505	67,677,311	28.5%

Christopher Sohn (3) c/o Imaging 3, Inc. 3200 W. Valhalla Drive Burbank, CA 91505	23,000,000	9.7%

Xavier Aguilera (4) c/o Imaging 3, Inc. 3200 W. Valhalla Drive Burbank, CA 91505	200,000	0.08%

(1)	Based on a total of 237,755,757 shares outstanding as of March 31, 2008.

(2)
Dean Janes is Chairman and Chief Executive Officer of the Company.  The amount of shares owned by him indicated on the table reflect sales by him in the open market of 1,322,689 shares from February 5, 2008 to March 31, 2008, pursuant to his  program with the Company and UBS Financial Services.  Mr. Janes is reinvesting all net proceeds from those sales into the Company.  No new shares of the Company’s common stock have yet been issued to Mr. Janes for those reinvestments, but are expected to be issued in the future.  See “Item 12. Certain Relationships and Related Transactions.”

(3)	Christopher Sohn is a Director, President and Chief Operating Officer of the Company.

(4)	Xavier Aguilera is a Director, Chief Financial Officer/Treasurer, Executive Vice President, and Secretary of the Company.

Each principal shareholder has sole investment power and sole voting power over the shares except when husband and wife share it.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dean Janes, the Company’s founder, Chief Executive Officer, and Chairman of the Board of Directors, received all of his stock for his services contributed as founder of the Company in 1993, and no value was assigned to it.  Michele Janes, his wife, is Vice President of Administration of the Company.

Mr. Janes, the Company and UBS Financial Services entered into an arrangement pursuant to which Mr. Janes has agreed to invest in the Company by purchasing shares from it in a private placement, using the proceeds of the sale by Mr. Janes of a portion of his existing shares in the open market.  Under the arrangement, Mr. Janes has agreed to set aside 20 million shares of his common stock in the Company that he currently owns, to be sold in accordance with Rule 144 of the Securities Act of 1933, as amended.  The sales would be made over a period of time as market conditions and securities regulations (including the applicable volume limitations of Rule 144) permit.  UBS Financial Services is the registered broker-dealer firm that will handle these sales.

The entire net proceeds from the sale of the shares by Mr. Janes will then immediately be invested by him in an equivalent number of newly issued, restricted shares of the Company’s common stock in order to provide the Company with additional working capital.  A monthly reconciliation of shares will be made so that Mr. Janes is issued approximately the same number of shares in the private placement as he sells in the open market.  Mr. Janes will file Form 4 with the Securities and Exchange Commission within two business days after each sale of shares by him in the open market pursuant to Rule 144.  The arrangement can be terminated by any of the parties at any time for any reason upon written notice.  If the total shares authorized for the arrangement are sold by Mr. Janes, then approximately an additional 20 million shares of newly issued restricted common stock would be issued to Mr. Janes in the private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

The amount of capital to be raised from the private placement of the Company’s common stock to Mr. Janes and the purchase price per share is not yet known.  The amount of capital raised from the private placement will be equal to the net proceeds that Mr. Janes receives from the sale of his shares in the open market.  As of March 31, 2008, Mr. Janes had sold a total of 1,322,689 shares of his stock in the open market pursuant to this program and has invested approximately $198,400 in the Company, which is the total net proceeds from those sales.

The shareholders of the Company will experience dilution as a result of the arrangement, up to 20 million additional shares of the Company’s common stock.  Mr. Janes will have approximately the same number of shares of common stock in the Company as he had before the arrangement, but will be diluted to the extent that up to an additional 20 million shares of the Company’s common stock are issued and outstanding as a result of the private placement.  There is no assurance as to the amount or timing of any sales or purchases of shares that may be made under the arrangement, if any.

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

Payments against the $625,000 in notes in 2007 were $233,262 leaving a balance at year-end 2007 of $391,738.  The Notes bear 6% interest, payable on demand and is secured by a Pledge Agreement. During the quarter ended March 31, 2008 the Company had no draws from the revolving notes.  The balance owed to Mr. Janes during the period ended March 31, 2008 was $427,738 of which $36,000 consists of 3 months unpaid consulting fees of $12,000 per month, plus the year end balance owed on the note as of December 31, 2007 of $391,738. We have paid Mr. Janes payments on the notes at various times. As of December 31, 2007 the net total payments in 2007 have been $233,262. Our outstanding balance on these notes was $391,738 at December 31, 2007.  The total balance due to officer in our financial statements as of December 31, 2007 is $391,738.

Mr. Janes is employed pursuant to a Consulting Agreement for $12,000 per month plus expenses. The Agreement is terminable by either party on 30 days written notice. He was paid $144,000 each year in 2006 and 2007 under such Consulting Agreement. There are no other material terms of the Agreement.

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
10.10
IR Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease - Net, dated June 21, 2004 by and between Four T’s, Bryan Tashjan, Ed Jr. Tashjan, Bruce Tashjan, Greg Tashjan and Dean Janes DBA Imaging Services, Inc.(6)

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1	Diagram of 360-degree model
99.2	Diagram of The “O” Device

(1)	Incorporated by reference to the Form 10SB/A Registration Statement filed with the Securities and Exchange Commissioner on December 9, 2002.

(2)	Incorporated by reference to Amendment #2 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 6, 2004.

(3)	Incorporated by reference to Amendment #3 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 21, 2004.

(4)	Incorporated by reference to Amendment #5 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 18, 2005.

(5)	Incorporated by reference to Amendment #6 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on July 7, 2005.

(6)	Incorporated by reference to Amendment #8 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 9, 2005.

(b)           The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed:

(1)	Form 8-K, dated January 25, 2008, filed with the SEC reflecting the common stock sale and investment program among the Company, its Chief Executive Officer, and UBS Financial Services.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Kabani & Company, Inc., Certified Public Accountants is the Company’s principal auditing accountant firm.  KC has also provided other non-audit services to the Company.  The Audit Committee approved the engagement of KC before KC rendered audit and non-audit services to the Company.

Audit Fees

KC billed the Company $26,700 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2006, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2007, June 30, 2007, and September 30, 2007.

Tax Fees

KC has not yet provided tax return preparation services for the Company for the fiscal year ended December 31, 2007, and therefore has not billed the Company for those services.

All Other Fees

KC billed the Company $0 for other services, including preparation of the tax returns for the Company for 2006, during the fiscal year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2008	IMAGING3, INC.

By: \s\ Dean Janes
Dean Janes, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\ Dean Janes	Dated: March 31, 2008
Dean Janes, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By: \s\ Christopher Sohn	Dated: March 31, 2008
Christopher Sohn, President, Chief Operating Officer and Director

By: \s\ Xavier Aguilera	Dated: March 31, 2008
Xavier Aguilera, Chief Financial Officer/Treasurer, Executive Vice President, Corporate Secretary and Director (Principal Financial/Accounting Officer)