Form 10-Q
period 2008-03-31
IMAGING3 INC
filed 2008-05-15
CIK 1205181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended March 31, 2008

                                       or

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

     For the Transition period from _______________ to ______________


          Commission File Number:                         000-50099
--------------------------------------          --------------------------------

                                 IMAGING3, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                             95-4451059
----------------------------------      ----------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

               3200 WEST VALHALLA DRIVE, BURBANK, CALIFORNIA 91505
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes[__]                         No[_X_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer            [___]   Accelerated filer              [___]
Non-accelerated filer              [___]   Smaller reporting company      [_X_]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                          Yes[__]                          No[_X_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of March 31, 2008 the number of shares outstanding of the registrant's class of common stock was 238,147,423.

                                TABLE OF CONTENTS

                                                                                                                PAGE

PART I.        FINANCIAL INFORMATION..............................................................................1
-------        ---------------------

   ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)................................................................1
   -------        --------------------------------
                  BALANCE SHEETS AT MARCH 31, 2008 (UNAUDITED)....................................................1
                  ---------------------------------------------------------
                  STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                  MARCH 31, 2008 AND MARCH 31, 2007 (UNAUDITED)...................................................2
                  ---------------------------------------------
                  STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                  MARCH 31, 2008 AND MARCH 31, 2007 (UNAUDITED)...................................................3
                  ---------------------------------------------
                  NOTES TO CONDENSED FINANCIAL STATEMENTS.........................................................4
                  -----------------------------------------------------
   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........14
   -------        -------------------------------------------------------------------------------------
   ITEM 4T.       CONTROLS AND PROCEDURES.........................................................................18
   --------       -----------------------


PART II        OTHER INFORMATION..................................................................................18
-------        -----------------

   ITEM 1.        LEGAL PROCEEDINGS...............................................................................18
   -------        -----------------
   ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....................................20
   -------        -----------------------------------------------------------
   ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.................................................................20
   -------        -------------------------------
   ITEM 4.        SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS............................................20
   -------        ----------------------------------------------------
   ITEM 5.        OTHER INFORMATION...............................................................................20
   -------        -----------------
   ITEM 6.        EXHIBITS........................................................................................21
   -------        --------


SIGNATURES........................................................................................................22
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)


                                 IMAGING3, INC.
                  BALANCE SHEETS AT MARCH 31, 2008 (UNAUDITED)

                                     ASSETS

  CURRENT ASSETS:
  Cash and cash equivalents                            $        17,754
  Accounts receivable, net                                      54,050
  Inventory, net                                               285,253
  Prepaid expenses                                              32,380
                                                       ----------------
     Total current assets                                      389,437

  PROPERTY AND EQUIPMENT                                        14,866

  DEPOSIT                                                       31,024
                                                       ----------------
                                                       $       435,327
                                                       ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES:
  Accounts payable                                     $       145,855
  Accrued expenses                                           2,650,379
  Deferred revenue                                             118,856
  Equipment deposits                                           255,000
  Due to an officer                                            163,794
                                                       ----------------
     Total current liabilities                               3,333,884

  STOCKHOLDERS' DEFICIT:
  Common stock, no par value; authorized
    shares 500,000,000;
  issued and outstanding 238,147,423 shares                  7,147,521
  Accumulated deficit                                      (10,046,078)
                                                       ----------------
     Total stockholders' deficit                            (2,898,557)
                                                       ----------------
                                                       $       435,327
                                                       ================

              The accompanying notes form an integral part of these
                         unaudited financial statements

                                 IMAGING3, INC.
                  STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
              ENDED MARCH 31, 2008 AND MARCH 31, 2007 (UNAUDITED)

                                                                   2008                 2007
                                                             -----------------  ------------------
Net revenues                                                 $        439,287   $         377,147

COST OF GOODS SOLD                                                     75,966             242,152
                                                             -----------------  ------------------
GROSS PROFIT                                                          363,321             134,995

OPERATING EXPENSES
   General and administrative expenses                                610,843             505,040
                                                             -----------------  ------------------
LOSS FROM OPERATIONS                                                 (247,522)           (370,045)

OTHER INCOME (EXPENSE):
Interest expense                                                      (17,578)            (15,902)
Other income                                                                -              392.00
Gain on litigation settlement                                               -                 327
                                                             -----------------  ------------------
   Total other expense                                                (17,578)            (15,183)
                                                             -----------------  ------------------

LOSS BEFORE INCOME TAX                                               (265,100)           (385,228)

PROVISION FOR INCOME TAXES                                               (800)               (800)
                                                             -----------------  ------------------
NET LOSS                                                     $       (265,900)  $        (386,028)
                                                             =================  ==================

*BASIC AND DILUTED WEIGHTED AVERAGE COMMON STOCK OUTSTANDING      230,172,248          204,819,001
                                                             =================  ==================

BASIC AND DILUTED NET LOSS PER SHARE                         $          (0.00)  $           (0.00)
                                                             =================  ==================

*Weighted average number of shares used to compute basic and diluted loss per share are the same since the effect of dilutive securities is anti-dilutive.


              The accompanying notes form an integral part of these
                         unaudited financial statements

                                 IMAGING3, INC.
                  STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
               ENDED MARCH 31, 2008 AND MARCH 31, 2007 (UNAUDITED)


                                                                              2008                  2007
                                                                        -----------------   ----------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
              Net loss                                                  $       (265,900)   $            (386,028)
              Adjustments to reconcile net loss to net cash
              used in operating activities:
              Depreciation and amortization                                        3,807                    3,807
              Common stock issued for consulting services                         73,133                   49,296
              Gain on settlement of debt                                               -                     (327)
              (Increase) / decrease in current assets:
               Accounts receivable                                                 3,330                   (1,269)
               Inventory                                                        (121,500)                  52,313
               Prepaid expenses and other assets                                 (11,756)                   3,949
              Increase / (decrease) in current liabilities:
               Accounts payable                                                  (68,098)                (454,050)
               Accrued expenses                                                  (72,663)                 448,827
               Deferred revenue                                                   12,152                   49,014
               Equipment deposits                                                (20,900)                  (5,510)
                                                                        -----------------   ----------------------
                 Net cash used in operating activities                          (468,395)                (239,978)
                                                                        -----------------   ----------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
              Receipts from officer loan                                               -                  107,447
              Proceeds from subscription receivable                                    -                   82,043
              Receipts from/(payments to) officer                               (227,944)                       -
              Proceeds from issuance of common stock                             711,801                   35,000
                                                                        -----------------   ----------------------
                 Net cash provided by financing activities                       483,857                  224,490
                                                                        -----------------   ----------------------

     NET DECREASE IN CASH & CASH EQUIVALENTS                                      15,461                  (15,488)

     CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                    2,293                   25,352
                                                                        -----------------   ----------------------

     CASH & CASH EQUIVALENTS, ENDING BALANCE                            $         17,754    $               9,864
                                                                        =================   ======================

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

         The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2007. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

DUE TO OFFICER

         At March 31, 2008, the Company had a balance due to the Chief Executive Officer of the Company amounting to $163,794 for amount borrowed. The amount is due on demand, interest free and secured by the assets of the Company.

EQUIPMENT DEPOSITS

         Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balance at March 31, 2008 was $255,000.

REVENUE RECOGNITION

         The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements" ("SAB 104"). SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. The Company accrues for warranty costs, sales returns, and other allowances based on its experience. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company sells warranties and recognizes warranty revenue over the term of warranty period. Deferred revenue is recognized at the time of warranty sales.

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

RECENT PRONOUNCEMENTS

         In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

disclosure requirements shall be applied retrospectively for all periods presented. This statement has no effect on the financial statements as the Company does not have any outstanding non-controlling interest.

         In March, 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement replaces FASB Statement No. 141, "Business Combinations." This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

3.    ACCOUNTS RECEIVABLE

         All accounts receivable are trade related. These receivables are current and management believes are collectible except for which a reserve has been provided. The balance of accounts receivable as of March 31, 2008 was $54,050. The reserve amount for uncollectible accounts was $1,375 as of March 31, 2008.

4.    INVENTORIES

         Inventory comprised of the following as of March 31, 2008:

                    Parts inventory                           $       278,912
                    Finished goods                                    236,313
                    Inventory reserve                                (229,972)
                                                                  ------------
                    Total, net                                $       285,253
                                                                  ============

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

5.    PROPERTIES AND EQUIPMENT

         Property and equipment at March 31, 2008 was as follows:

                    Furniture and office equipment                $      55,704
                    Tools and Shop equipment                             54,183
                    Vehicles                                            105,871
                                                                  --------------
                                                                        215,757
                    Less Accumulated depreciation                      (200,891)
                                                                  --------------
                    Total, net                                    $      14,866
                                                                  ==============

         Depreciation expenses were $3,807 and $3,807 for the year ended March 31, 2008 and 2007, respectively.

6.    ACCRUED EXPENSES

         Accrued expenses consisted of the following as of March 31, 2008:

         Accrued payroll taxes                                    $   175,213
         Other accrued expenses                                        27,762
         Accrued legal fees                                           404,926
         Accrued Ongoing Litigation                                 2,042,478
                                                                  ------------
                Total                                              $2,650,379
                                                                  ============

7.      STOCKHOLDERS' EQUITY

COMMON STOCK

         During the three month period ended March 31, 2008, the Company issued 12,167,005 shares of common stock for cash amounting $711,801 as part of its private placement.

         During the three month period ended March 31, 2008, the Company issued 418,333 shares of common stock for consulting services. The Company recorded $54,383 as consulting fees expense to settle the payment as agreed on the date of invoice at the fair market value.

During the quarter ended March 31, 2008 the Company amortized $18,750 as a consulting expense which was prepaid as of December 31, 2007.


8.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

         The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

         The Company paid income taxes of $0 and interest of $2,084 during the period ended March 31, 2008. The Company paid income taxes of $0 and interest of $15,902 during the period ended March 31, 2007.

9.   GOING CONCERN

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the three month periods ended March 31, 2008 and 2007, the Company had incurred losses of $265,900 and $386,028 respectively. The Company has accumulated deficit of $10,046,078 on March 31, 2008. In addition, the Company had negative cash flow from operating activities amounting to $468,395 during the three month period ended March 31, 2008. The continuing losses have adversely affected the liquidity of the Company.

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

         Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the three month period ended March 31, 2008, towards (i) obtaining additional equity financing and in that regard in 2008, the Company was in process of offering to sell more shares at $.06 per share in a private placement to accredited investors, (ii) controlling of salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods, and (v) increasing marketing and sales. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost. The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the CEO and CFO. Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense and on a monthly basis. Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

10.   COMMITMENTS

         The Company has a facility lease agreement effective October 1, 2004 for 5 years with an option to extend for a 60 month period.

         Future  minimum  lease   commitments,   excluding  property  taxes  and
insurance, payable at March 31, 2008 are approximately as follows:


                      2008                    90,630
                      2009                    90,630
                                        -------------
                                        $    302,100

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

         Rent expenses for leased facility were $30,120 and $30,120 for period ended March 31, 2008 and 2007, respectively.

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

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

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

         The ARKANSAS MEDICAL IMAGING LLC VS. IMAGING3, INC. action was resolved through mediation on or about March 3, 2006, at which time the Company agreed to make sixty (60) payments of $1,250.00 per month, commencing on March 20, 2006. The first payment pursuant to this agreement was made in March, 2006. As of March 31, 2008 the total amount due amounted to $50,000 accrued in the financial statements.

         The COVINGTON ANESTHESIA ASSOC. matter resulted in a judgment in favor of the plaintiff in the amount of $7,654.34 principal, plus attorneys' fees, court costs, and interest in October 2003; a sister-state judgment was entered

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

in the Los Angeles Superior Court in September, 2004 in the amount of $11,227.19 (Los Angeles Superior Court case # 04C01792). As of March 31, 2008 the total amount of $11,227.19 was still outstanding and accrued in the financial statements.

         The DELAGE LANDEN case sought $16,619.27 plus interest from June 1, 2003 and attorneys' fees; negotiation resulted in a settlement, pursuant to which the Company was to pay $750.00 per month for eleven months, with a final payment thereafter of $4,750.00. As of March 31, 2008 the total amount due amounted to $9,000 accrued in the financial statements.

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

         The EXECUTIVE CAR LEASING action sought $14,901.73 plus collection costs and fees against the Company. The Company filed an answer to the complaint, asserting a number of affirmative defenses. The action (and a related matter upon which suit was not filed) were settled for a total of $11,500.00, to be paid in 23 equal installments of $500.00. As of March 31, 2008 the total amount due amounted to $-0- This account has been satisfied.

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

         As of March 31, 2008 the amount of $115,000 is accrued in the financial statements.

         The MEDISON action, initiated on or about April 28, 2004 and sent to the Company some time thereafter, sought $515,000.00 plus interest, and was submitted, by the claimants, to the Korean Commercial Arbitration Board. The Company submitted a response to the claimants' Application for Arbitration, objecting to the Board's jurisdiction, and opposing the claimants' assertions on their merits. In or about December 2004, the Korean Commercial Arbitration Board awarded the claimants, against the Company, $515,000.00, plus interest at varying rates from March 1, 2002. The claimants filed suit in the United States District Court on April 15, 2005, seeking to enforce and collect the award of the Korean Commercial Arbitration Board. The plaintiffs' complaint prayed for $692,277.52, plus attorneys' fees, costs, and interest at an annual rate of twenty percent (20%), or $318.142241 per day. In June, 2006, Judgment was entered in favor of the plaintiffs in the amount of $804,687.16, consisting of principal in the amount of $515,000.00 and interest in the amount of

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

$289,687.16. Interest continues to accrue at the rate of 20% per annum. The judgment is presently under appeal.. As of March 31, 2008, the amount of $773,403.22 is accrued in the financial statement.

         The MODERN PRINTING action was settled in October, 2003, with the Company agreeing to make four monthly installments of $2,000.00 each, with a total of $16,000.00 due (less payments made) in the event of a default. As of March 31, 2008 the amount of $16,000 is accrued in the financial statements.

         The NORTH AMERICAN IMAGING (NAI) case had been set for trial on March 29, 2004. The Plaintiff in NAI previously obtained a writ of attachment against the Company, and sought damages against the Company and Dean Janes in the amount of $106,469.98; the Company had a cross-complaint against NAI. The NAI action was settled in February 2004, pursuant to which the Company agreed to pay $6,153.85 each month, commencing on April 1, 2004, until the total sum of $80,000.00 has been paid. As of March 31, 2008 the amount of $80,000 is accrued in the financial statements.

         The NORTH SURGERY action seeks $33,500.00 plus costs against the Company. The Company has retained local counsel in Tennessee to represent its interests. In or about November, 2006, the plaintiff obtained summary judgment in the amount of $33,500.00, plus costs. As of March 31, 2008 the company has not made any payments and the amount is accrued in the financial statements.

         The PEACH TREE CLINIC action was filed in Yuba County, and served on the Company on June 6, 2005. The complaint seeks $30,364.13, plus $25,000.00 for "loss of use" of equipment and $5,000.00 for attorneys' fees. The Company successfully moved to have the matter transferred to Glendale, California, where it was ordered to mediation. In May, 2006, the Company entered into a stipulation for entry of judgment, pursuant to which the Company agreed to pay $30,364.13, in installments of $500.00 per month commencing on May 20, 2006, and continuing on the 20th day of each month thereafter, until paid in full. As of March 31, 2008 the total amount due amounted to $18,864.13 is accrued in the financial statements.

         The Plaintiff in the SKAGIT COUNTY case sought $43,198.00 plus punitive damages, interest, costs and attorneys' fees. The SKAGIT COUNTY action has been settled, through the Company's agreement to pay a total of $32,398.50, plus interest at 5% per annum within 24 months. An initial payment of $2,000.00 was paid on July 9, 2004, and the company agreed to make additional monthly payments of $1,000.00 per month, commencing on August 9, 2004, with a final balloon payment at the end of the 24th month to satisfy the $32,398.50 amount. As of March 31, 2008 the total amount due amounted to $22,399 accrued in the financial statements.

         The STONEBRIDGE LEASING case resulted in a Pennsylvania judgment in the amount of $25,698.23 in July, 2003. As of March 31, 2008 the company has not made any payments and the amount is accrued in the financial statements.

         The SURGERY CENTER LLC action sought $75,500.00 plus collection costs. A trial had been set for January 31, 2005. In January, 2005, the Plaintiffs and the Company agreed to the terms of a settlement, pursuant to which the Company agreed to make forty (40) monthly payments of $1,000.00, without interest. The plaintiff contends that only four payments were made, the last in July of 2005, and has filed a proposed judgment upon stipulation against the Company in the amount of $71,000.00. The Company accrued $71,000 as of March 31, 2008.

         The TENAYA SURGICAL action was filed in Clark County (Las Vegas), Nevada in February 2006, and served on the Company thereafter. It names, as Defendants, the Company as well as Dean Janes, Michelle Janes, Xavier Aguilera and Christopher Sohn. The plaintiff's non-contractual claims have been

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

abandoned. The complaint seeks contractual and tort damages "in excess of $10,000.00" relative to an April 13, 2005 contract. The company is utilizing Nevada counsel (Steven Day of Cohen, Johnson & Day) to represent its interests. Arbitration and Plaintiff's summary judgment were scheduled to be held in February, 2007. The company accrued $ 50,000 in the financial statement as of 3/31/08.

         The TOMS RIVER SURGERY case sought $192,604.00 plus punitive damages, attorneys' fees and costs of collection, and was settled in June 2004, with the Company's agreement to pay Toms River $88,000.00 plus interest at 6% per annum from June 1, 2004 until the date of full payment, which was to be made no later than January 1, 2006. Not all of the agreed payments were made, and Judgment has been entered against the Company (and recorded in Los Angeles, Orange, Riverside, Ventura, Santa Barbara, and San Bernardino Counties) in the amount of $96,750.00. The Company accrued $88,319.44 as of March 31, 2008, however payments in excess of $64,000 have been made so far.

         The Company employed Colorado counsel as attorneys of record in the VETERINARY MANAGEMENT SERVICES case; local counsel withdrew in or about September, 2002. The VETERINARY MANAGEMENT SERVICES case was scheduled to go to trial on November 24, 2003, and resulted in a default judgment against the Company in the amount of $382,900.73. This judgment was then entered as a sister-state judgment in California in the amount of $382,900.73 (Los Angeles Superior Court case # BS091681); the Company has filed a Motion to Vacate this entry of judgment, which motion was denied on October 28, 2004. The Company has filed a Notice of Appeal, and expects to seek recourse through further proceedings. As of March 31, 2008, the Company accrued $382,900.16 in the financial statements.

         The WAYNE LEBLEU & ASSOC. VS. IMAGING3 case resulted in a default judgment of $4,010.16 on June 7, 2004, and, in September 2004 was entered as a sister-state judgment in California in the amount of $5,540.74 (Los Angeles Superior Court case #04C01777).


12.      RELATED PARTY TRANSACTION

         The Company has a consulting agreement with the Chief Executive Officer of the Company for a compensation of $12,000 per month. The CEO is to provide the services on the matters concerning the provision of management, administrative, marketing, and financial services to the Company pursuant to the consulting agreement terminable on 30 days notice by either party. The consulting agreement commenced on January 1, 2002 and will continue until such time as the Company withdraws the agreement or the CEO resigns. The accrued compensation has been included in due to officer.

         During the normal course of business, the Chief Executive Officer advances funds to the Company and in turn the Company will reimburse him. These transactions are recorded as due to officer.

         The balance due to officer amounts to $163,794 as of March 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

         This Form 10-Q may contain "forward-looking statements," as that term is used in federal securities laws, about Imaging3, Inc.'s financial condition, results of operations and business. These statements include, among others:

o        statements  concerning  the  potential  benefits  that  Imaging3,  Inc.
         ("Imaging3" or the "Company") may experience from its business activities and certain transactions it contemplates or has completed; and

o statements of Imaging3's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Imaging3's actual results to be materially different from any future results expressed or implied by Imaging3 in those statements. The most important facts that could prevent Imaging3 from achieving its stated goals include, but are not limited to, the following:

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

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Imaging3 cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Imaging3 or persons acting on its behalf may issue. Imaging3 does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

         We had revenues in the first quarter 2008 of $439,287 compared to $377,147 in 2007, which represents a 16% increase. The increase in revenue is due in part to the Company's focus on sales as well as pending sales from the fourth quarter 2007 from its normal aggressive marketing campaign for this period. In the first quarter of 2008, our equipment sales were $357,575 compared to $252,683 in 2007, representing a increase in equipment sales of $104,892 in 2007 or 42%. Our service and parts sales for the first quarter of 2008 were $105,922 compared to $128,238 in 2007.

         Our cost of revenue was $75,966 in the first quarter of 2008 compared to $242,152 in the first quarter of 2007, which represents a decrease of $166,186 or 218%. This is due in large part to the fact that the cost for some of the equipment sold in the first quarter was realized during the fourth quarter of the previous year. No revenue was recognized on sale amounting to $315,400 as the collectibility was not reasonably assured. We had an increase in gross profit margin in 2008 of $363,321 versus $134,995 in the first quarter of 2007. Our operating expenses increased from $505,040 in the first quarter of 2007 to $610,843 in the first quarter of 2008, a 21% increase mostly due to an increase in mileage resulting from increased gas prices and an increase total expense of $30,326. Our loss on operations decreased to $247,552 in the first quarter of 2008 compared to $370,045 in the first quarter of 2007, a 57% increase. This decrease is attributed to the overall increase in revenue for this same period. Our net loss was $265,900 in the first quarter of 2008 compared to $386,028 in the first quarter of 2007, a 53% decrease, again as a result of an increased revenue stream and lower cost of goods sold for the period.

         During the three month period ended March 31, 2008, there were no litigation settlements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position was $17,754 at March 31, 2008 compared to $9,864 at March 31, 2007.

         As of March 31, 2008, the Company has current assets of $389,437 non-current assets of $45,890, and current liabilities of $3,333,884.

         Net cash used for operating activities amounted to $468,395 for the three month period ended March 31, 2008, as compared to $239,978 for the three month period ended March 31, 2007. The increase in 2008 as compared to 2007 resulted from decreased accounts payable.

         Net cash provided by financing activities amounted to $483,857 and $224,490 for the three month periods ended March 31, 2008, and 2007, respectively. The increase in 2008 as compared to 2007 resulted from the issuance of a Private Placement Memorandum and the selling of shares of stock during the three month period ended March 31, 2008 as well as increased equipment sales.

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

ITEM 4T.      CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.


PART II  OTHER INFORMATION

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three month period ended March 31, 2008, the Company sold shares of its common stock for cash amounting $730,020 in two private placements.

         During the three month period ended March 31, 2008, the Company issued 418,333 shares of its common stock in exchange for services rendered valued at $54,383. Compensation expense was calculated based upon the fair market value which was the amount per share realized in the private placement.

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

------------------------
         (1) Incorporated by reference to the Form 10SB/A Registration Statement filed with the Securities and Exchange Commissioner on December 9, 2002.

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

Dated: May 15, 2008               IMAGING3, INC.

                                  By: \s\ Dean Janes
                                      ----------------------------------------
                                      Dean Janes, Chief Executive Officer
                                      and Chairman (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/Dean Janes                                           Dated: May 15, 2008
     ----------------------------------------------
    Dean Janes, Chief Executive Officer
    and Chairman (Principal Executive Officer)

By:  /s/Christopher Sohn                                     Dated: May 15, 2008
     ----------------------------------------------
    Christopher Sohn, Director, President
    and Chief Operating Officer

By:  /s/Xavier Aguilera                                      Dated: May 15, 2008
     ----------------------------------------------
    Xavier Aguilera, Chief Financial Officer,
    Secretary, and Executive Vice President
    (Principal Financial/Accounting Officer)