Form 10-Q
period 2008-06-30
IMAGING3 INC
filed 2008-08-14
CIK 1205181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2008

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

                             [__]  Yes                             [_X_]  No

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

As of June 30, 2008 the number of shares outstanding of the registrant's class of common stock was 247,410,719.

                                                       TABLE OF CONTENTS

                                                                                                                           PAGE
PART I.  FINANCIAL INFORMATION...............................................................................................1

         ITEM 1.         CONDENSED FINANCIAL STATEMENTS......................................................................1

                         BALANCE SHEET AS OF JUNE 30, 2008 (UNAUDITED).......................................................2

                         STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
                         (UNAUDITED).........................................................................................3

                         STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007 (UNAUDITED).......4

                         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)...........................................................5

         ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............16

         ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................20

         ITEM 4T.        CONTROLS AND PROCEDURES............................................................................20


PART II.  - OTHER INFORMATION...............................................................................................21

         ITEM 1.         LEGAL PROCEEDINGS..................................................................................21

         ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........................................22

         ITEM 3.         DEFAULTS UPON SENIOR SECURITIES....................................................................23

         ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................23

         ITEM 5.         OTHER INFORMATION..................................................................................23

         ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K...................................................................23


SIGNATURES..................................................................................................................25

PART I. - FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

                                 IMAGING3, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2008
                                   (UNAUDITED)

                                     ASSETS

  CURRENT ASSETS:
  Cash and cash equivalents                               $       305,976
  Accounts receivable, net                                         92,555
  Inventory, net                                                  330,462
  Prepaid expenses                                                 26,772
                                                          ----------------
     Total current assets                                         755,765

  PROPERTY AND EQUIPMENT                                           33,668

  DEPOSIT                                                          31,024
                                                          ----------------
                                                          $       820,456
                                                          ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES:
  Accounts payable                                        $       168,228
  Accrued expenses                                              2,619,786
  Deferred revenue                                                 73,379
  Equipment deposits                                              408,983
  Due to an officer                                               245,446
                                                          ----------------
     Total current liabilities                                  3,515,824

  STOCKHOLDERS' DEFICIT:
  Common stock, no par value; 500,000,000 shares authorized;
   247,410,719 shares issued and outstanding                    7,609,872
  Shares to be issued                                              42,000
  Accumulated deficit                                         (10,347,240)
                                                          ----------------
     Total stockholders' deficit                               (2,695,368)
                                                          ----------------
                                                          $       820,456
                                                          ================















                  The accompanying notes form an integral part
                    of these unaudited financial statements

                                                       IMAGING3, INC.
                                                  STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                                               FOR THE THREE MONTH PERIODS     FOR THE SIX MONTH PERIODS
                                                                       ENDED JUNE 30,                ENDED JUNE 30,
                                                                  2008            2007            2008           2007
                                                              --------------  --------------  -------------- -------------
   NET REVENUES                                               $     462,775   $     178,834   $     902,062  $    555,981

   COST OF GOODS SOLD                                               218,259          85,440         294,225       327,592
                                                              --------------  --------------  -------------- -------------
   GROSS PROFIT                                                     244,516          93,394         607,837       228,389

   OPERATING EXPENSES
      General and administrative expenses                           528,564         621,956       1,139,407     1,126,604
                                                              --------------  --------------  -------------- -------------
   LOSS FROM OPERATIONS                                            (284,048)       (528,562)       (531,570)     (898,215)

   OTHER INCOME (EXPENSE):
   Interest expense                                                 (19,091)        (22,765)        (36,669)      (38,667)
   Other income                                                           -           7,779               -         7,779
   Gain on litigation settlement                                      1,977               -           1,977           327
                                                              --------------  --------------  -------------- -------------
      Total other income (expense)                                  (17,115)        (14,986)        (34,693)      (30,562)
                                                              --------------  --------------  -------------- -------------

   LOSS BEFORE INCOME TAX                                          (301,162)       (543,548)       (566,262)     (928,776)

   PROVISION FOR INCOME TAXES                                             -               -             800           800

                                                              --------------  --------------  -------------- -------------
   NET LOSS                                                   $    (301,162)  $    (543,548)  $    (567,062) $   (929,576)
                                                              ==============  ==============  ============== =============

   *BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON STOCK OUTSTANDING                                    242,455,448     206,855,710     236,313,848   205,842,982
                                                              ==============  ==============  ============== =============

   BASIC AND DILUTED NET LOSS PER SHARE                       $       (0.00)  $       (0.00)  $       (0.00) $      (0.00)
                                                              ==============  ==============  ============== =============

                       *Weighted average number of shares used to compute basic and diluted loss per share are the same since the effect of dilutive securities is anti-dilutive.
















                  The accompanying notes form an integral part
                    of these unaudited financial statements

                                            IMAGING3, INC.
                                        STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                      FOR THE SIX MONTH PERIODS ENDED
                                                                                 JUNE 30,
                                                                           2008             2007
                                                                      ----------------  --------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                  $      (567,062)  $    (929,576)
            Adjustments to reconcile net loss to net cash
            used in operating activities:
            Depreciation and amortization                                       7,997           7,614
            Common stock issued for consulting services                        73,133         112,676
            Gain on settlement of debt                                          1,977             327
            (Increase) / decrease in current assets:
            Accounts receivable                                               (35,175)          2,529
            Inventory                                                        (166,709)        162,120
            Prepaid expenses and other assets                                  (6,148)            750
            Increase / (decrease) in current liabilities:
            Accounts payable                                                  (45,725)       (460,522)
            Accrued expenses                                                 (105,233)        527,587
            Deferred revenue                                                  (33,325)         59,001
            Equipment deposits                                                133,083         (41,610)
                                                                      ----------------  --------------
               Net cash used in operating activities                         (743,186)       (559,105)
                                                                      ----------------  --------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of plant, property, and equipment                        (22,992)              -
                                                                      ----------------  --------------
            Net cash used in investing activities                             (22,992)              -
                                                                      ----------------  --------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from subscription receivable                              42,000          82,043
            Receipts from/(payments to) officer                              (146,292)        115,587
            Proceeds from issuance of common stock                          1,174,152         357,870
                                                                      ----------------  --------------
               Net cash provided by financing activities                    1,069,861         555,500
                                                                      ----------------  --------------

   NET DECREASE IN CASH & CASH EQUIVALENTS                                    303,683          (3,605)

   CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                   2,293          25,352
                                                                      ----------------  --------------

   CASH & CASH EQUIVALENTS, ENDING BALANCE                            $       305,976   $      21,747
                                                                      ================  ==============

















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

DUE TO OFFICER

         At June 30, 2008, the Company had a balance due to the Chief Executive Officer of the Company amounting to $245,446 for amount borrowed. The amount is due on demand, interest free and secured by the assets of the Company.

EQUIPMENT DEPOSITS

         Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balance at June 30, 2008 was $408,983.

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

         In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company's financial statements.

         In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60." The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will not have an impact on the Company's financial statements.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

3.       ACCOUNTS RECEIVABLE

         All accounts receivable are trade related. These receivables are current and management believes are collectible except for which a reserve has been provided. The balance of accounts receivable as of June 30, 2008 was $92,555. The reserve amount for uncollectible accounts was $1,375 as of June 30, 2008.

4.       INVENTORIES

         Inventory comprised of the following as of June 30, 2008:

                    Parts inventory                               $   221,301
                    Finished goods                                    339,133
                    Inventory reserve                                (229,972)
                                                                  ------------
                    Total, net                                    $   330,462
                                                                  ============

5.       PROPERTIES AND EQUIPMENT

         Property and equipment at June 30, 2008 was as follows:

                    Furniture and office equipment                $    78,695
                    Tools and Shop equipment                           54,183
                    Vehicles                                          105,871
                                                                  ------------
                                                                      238,749
                    Less Accumulated depreciation                    (205,081)
                                                                  ------------
                    Total, net                                    $    33,668
                                                                  ============

         Depreciation expenses were $7,997 and $7,614 for the six months ended June 30, 2008 and 2007, respectively.

6.       ACCRUED EXPENSES

         Accrued expenses consisted of the following as of June 30, 2008:

         Accrued payroll taxes                                    $   206,536
         Other accrued expenses                                        18,017
         Accrued legal fees                                           404,926
         Accrued Ongoing Litigation                                 1,990,307
                                                                  ------------
                Total                                             $ 2,619,786
                                                                  ============

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

7.       STOCKHOLDERS' EQUITY

COMMON STOCK

         During the six month period ended June 30, 2008, the Company issued 21,430,301 shares of common stock for cash amounting $1,174,152, net of $93,447 of referral fees, as part of its private placement.

         During the six month period ended June 30, 2008, the Company issued 418,333 shares of common stock for consulting services. The Company recorded $54,383 as consulting fees expense to settle the payment as agreed on the date of invoice at the fair market value.

         During the six months ended June 30, 2008 the Company amortized $18,750 as a consulting expense which was prepaid as of December 31, 2007.

8.       SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

         The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

         The Company paid income taxes of $0 and interest of $567 during the six months ended June 30, 2008. The Company paid income taxes of $0 and interest of $28,024 during the six months ended June 30, 2007.

9.       GOING CONCERN

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the six month periods ended June 30, 2008 and 2007, the Company had incurred losses of $567,062 and $929,576 respectively. The Company has accumulated deficit of $10,347,240 on June 30, 2008. In addition, the Company had negative cash flow from operating activities amounting to $743,186 during the six month period ended June 30, 2008. The continuing losses have adversely affected the liquidity of the Company.

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

         Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the six month period ended June 30, 2008, towards (i) obtaining additional equity financing and in that regard in 2008, the Company was in process of offering to sell more shares at $.06 per share in a private placement to accredited investors, (ii) controlling of salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods, and (v) increasing marketing and sales. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

overhead cost. The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the CEO and CFO. Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense and on a monthly basis. Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

10.      COMMITTMENTS

         The Company has a facility lease agreement effective October 1, 2004 for 5 years with an option to extend for a 60 month period.

         Future  minimum  lease   commitments,   excluding  property  taxes  and
insurance, payable at June 30, 2008 are approximately as follows:


                      2008                             60,240
                      2009                             90,630
                                                  -----------
                                                  $   150,870

         Rent expenses for leased facility were $60,240 and $60,240 for the six months ended June 30, 2008 and 2007, respectively.

11.      CONTINGENCIES & LITIGATION

         Partly in connection with a fire at the Company's facility on or about February 19, 2002, in which the Company's manufacturing, warehouse, and office facilities were substantially destroyed, the Company has become engaged in litigation in several courts, described in the following paragraphs.

         On February 28, 2002, the Company (as Imaging Services, Inc.) initiated legal proceedings in the Los Angeles Superior Court against its construction contractor, Tower Engineering [IMAGING SERVICES, INC. AND DEAN JANES V. TOWER ENGINEERING, Los Angeles Superior Court case number EC033979.] In connection with that action, Tower Engineering filed a cross-complaint against the Company, seeking payment of allegedly outstanding invoices related to the same construction. The Company answered the cross-complaint, denying its allegations. A primary defendant in that action, Mario Osorio, dba Albert's Electric Service, was discharged in a bankruptcy action, and his insurer has also gone into liquidation. Summary judgment was entered against the Company with respect to its affirmative claim for relief in connection with the Company's fire losses, and this ruling was upheld on appeal. The claims of Tower Engineering for allegedly unpaid invoices were presented to binding arbitration. Another construction-related collection case, WESTSIDE WHOLESALE ELECTRIC AND LIGHTING, INC. V. MARIO ALBERT OSORIO, DBA ALBERT'S ELECTRIC SERVICE, AND DEAN JANES; Los Angeles Superior Court case number 02K02597, was consolidated with the primary IMAGING VS. TOWER action, and was arbitrated at the same time. Imaging3, Inc. and Dean Janes were found liable to the claimants in the amount of $69,187 plus costs. The trial Court awarded costs against the company of $9,954. A judgment for costs on appeal against Imaging3, Inc. in favor of Tower has been made in the amount of $253, and remains outstanding. As of June 30, 2008, the total amount due amounted to $79,395 accrued in the financial statements.

         On April 25, 2002, the Company initiated litigation against a former employee and his subsequent employer for unfair business practices and related business torts in connection with that employee's post-termination conduct. In that action, IMAGING SERVICES, INC. V. DAN ASBILLE, IMAGING TECHNOLOGIES, AND

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

COMPUTRON INC.; Los Angeles Superior Court Case Number BC 272665, the Company alleged causes of action for Intentional Interference with Prospective Business Relations, (2) Breach of the Implied Covenant of Good Faith and Fair Dealing,
(3) Unfair Business Practices, (4) Fraud, (5) Conversion, (6) Constructive Trust, (7) Declaratory Relief, (8) Implied Contractual Indemnity, (9) Total Equitable Indemnity, (10) Partial Equitable Indemnity, and (11) Contribution and Repayment. This action was filed in the Northwest District of the Los Angeles Superior Court. Two of the defendants, individual defendant Danny Asbille, and Computron Display Systems, Inc. responded with cross-complaints against the Company for breach of contract and conversion, which were defended in conjunction with the Company's prosecution of the initial Complaint. In January 2004, a jury in this action found in favor of the Company with respect to the Company's conversion claims against Danny Asbille and Computron Display Systems, Inc., and awarded the Company $88,557. The same jury found in favor of Computron Display Systems, Inc. with respect to its conversion claim against the Company in the amount of $17,500. That jury also awarded $97,500 to Danny Asbille with respect to his contract claim against the Company. No payments associated with any of these awards have been made. As of June 30, 2008 the total amount due amounted to $26,443 accrued in the financial statements.

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

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

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

         The ARKANSAS MEDICAL IMAGING LLC VS. IMAGING3, INC. action was resolved through mediation on or about March 3, 2006, at which time the Company agreed to make sixty (60) payments of $1,250.00 per month, commencing on March 20, 2006. The first payment pursuant to this agreement was made in March, 2006. As of June 30, 2008 the total amount due amounted to $48,750 accrued in the financial statements.

         The COVINGTON ANESTHESIA ASSOC. matter resulted in a judgment in favor of the plaintiff in the amount of $7,654 principal, plus attorneys' fees, court costs, and interest in October 2003; a sister-state judgment was entered in the Los Angeles Superior Court in September, 2004 in the amount of $11,227 (Los Angeles Superior Court case # 04C01792). As of June 30, 2008 the total amount of $11,227 was still outstanding and accrued in the financial statements.

         The DELAGE LANDEN case sought $16,619 plus interest from June 1, 2003 and attorneys' fees; negotiation resulted in a settlement, pursuant to which the Company was to pay $750 per month for eleven months, with a final payment thereafter of $4,750. As of June 30, 2008 the total amount due amounted to $9,000 accrued in the financial statements.

         The DLW case sought more than $46,100 plus attorneys' fees and litigation costs from the Company and individuals affiliated with it; on April 20, 2004, the Company's Motion to Compel Arbitration was granted, and the action was stayed pending completion of arbitration, which has not been set.

         The DOVE case in Texas, on January 23, 2004, resulted in a judgment against the Company and Dean Janes in the amount of $17,100, plus interest from January 23, 2004 at 5% per annum, plus attorneys' fees of $5,500, and costs of court. The plaintiff in that case has initiated collection activity in California.

         The EXECUTIVE CAR LEASING action sought $14,902 plus collection costs and fees against the Company. The Company filed an answer to the complaint, asserting a number of affirmative defenses. The action (and a related matter upon which suit was not filed) were settled for a total of $11,500, to be paid in 23 equal installments of $500. As of June 30, 2008 the total amount due amounted to $-0- This account has been satisfied.

         The FAIRFIELD PAIN MANAGEMENT CENTER action sought $142,500, plus "consequential" damages in excess of $20,000, plus costs against the Company. The Company has agreed to the terms of a settlement (still being documented) as follows: One-Hundred and Forty-Two-Thousand, Five-Hundred Dollars ($142,500, the "Settlement Sum"), in monthly installments as follows:

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

         i. One-thousand, five-hundred dollars ($1,500) per month, for twelve months ($18,000), commencing on March 15, 2006. Thereafter,
         ii. Two-thousand dollars ($2,000) per month, for twelve months ($24,000). Thereafter,
         iii. Two-thousand, five-hundred dollars ($2,500) per month, for twelve months ($30,000). Thereafter,
         iv. Three-thousand dollars ($3,000) per month, for twelve months ($36,000). Then,
         v. A balloon payment of the balance ($34,500) at the end of the 48 monthly installments.

         As of June 30, 2008 the amount of $105,000 is accrued in the financial statements.

         The MEDISON action, initiated on or about April 28, 2004 and sent to the Company some time thereafter, sought $515,000 plus interest, and was submitted, by the claimants, to the Korean Commercial Arbitration Board. The Company submitted a response to the claimants' Application for Arbitration, objecting to the Board's jurisdiction, and opposing the claimants' assertions on their merits. In or about December 2004, the Korean Commercial Arbitration Board awarded the claimants, against the Company, $515,000, plus interest at varying rates from March 1, 2002. The claimants filed suit in the United States District Court on April 15, 2005, seeking to enforce and collect the award of the Korean Commercial Arbitration Board. The plaintiffs' complaint prayed for $692,278, plus attorneys' fees, costs, and interest at an annual rate of twenty percent (20%), or $318.142241 per day. In June, 2006, Judgment was entered in favor of the plaintiffs in the amount of $804,687, consisting of principal in the amount of $515,000 and interest in the amount of $289,687. Interest continues to accrue at the rate of 20% per annum. The judgment is presently under appeal. As of June 30, 2008, the amount of $804,687 is accrued in the financial statement.

         The MODERN PRINTING action was settled in October, 2003, with the Company agreeing to make four monthly installments of $2,000 each, with a total of $16,000 due (less payments made) in the event of a default. As of June 30, 2008 the amount of $16,000 is accrued in the financial statements.

         The NORTH AMERICAN IMAGING (NAI) case had been set for trial on March 29, 2004. The Plaintiff in NAI previously obtained a writ of attachment against the Company, and sought damages against the Company and Dean Janes in the amount of $106,470; the Company had a cross-complaint against NAI. The NAI action was settled in February 2004, pursuant to which the Company agreed to pay $6,154 each month, commencing on April 1, 2004, until the total sum of $80,000 has been paid. As of June 30, 2008 this account has been satisfied.

         The NORTH SURGERY action seeks $33,500 plus costs against the Company. The Company has retained local counsel in Tennessee to represent its interests. In or about November, 2006, the plaintiff obtained summary judgment in the amount of $33,500, plus costs. As of June 30, 2008 the Company has not made any payments and the amount is accrued in the financial statements.

         The PEACH TREE CLINIC action was filed in Yuba County, and served on the Company on June 6, 2005. The complaint seeks $30,364, plus $25,000 for "loss of use" of equipment and $5,000 for attorneys' fees. The Company successfully moved to have the matter transferred to Glendale, California, where it was ordered to mediation. In May, 2006, the Company entered into a stipulation for entry of judgment, pursuant to which the Company agreed to pay $30,364, in installments of $500 per month commencing on May 20, 2006, and continuing on the 20th day of each month thereafter, until paid in full. As of June 30, 2008 the total amount due amounted to $17,364 is accrued in the financial statements.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

         The plaintiff in the SKAGIT COUNTY case sought $43,198 plus punitive damages, interest, costs and attorneys' fees. The SKAGIT COUNTY action has been settled, through the Company's agreement to pay a total of $32,399, plus interest at 5% per annum within 24 months. An initial payment of $2,000 was paid on July 9, 2004, and the Company agreed to make additional monthly payments of $1,000 per month, commencing on August 9, 2004, with a final balloon payment at the end of the 24th month to satisfy the $32,399 amount. As of June 30, 2008 the total amount due amounted to $22,399 accrued in the financial statements.

         The STONEBRIDGE LEASING case resulted in a Pennsylvania judgment in the amount of $25,698 in July, 2003. As of June 30, 2008 the Company has not made any payments and the amount is accrued in the financial statements.

         The SURGERY CENTER LLC action sought $75,500 plus collection costs. A trial had been set for January 31, 2005. In January, 2005, the plaintiffs and the Company agreed to the terms of a settlement, pursuant to which the Company agreed to make forty (40) monthly payments of $1,000, without interest. The plaintiff contends that only four payments were made, the last in July of 2005, and has filed a proposed judgment upon stipulation against the Company in the amount of $71,000. The Company accrued $71,000 as of June 30, 2008.

         The TENAYA SURGICAL action was filed in Clark County (Las Vegas), Nevada in February 2006, and served on the Company thereafter. It names, as defendants, the Company as well as Dean Janes, Michelle Janes, Xavier Aguilera and Christopher Sohn. The plaintiff's non-contractual claims have been abandoned. The complaint seeks contractual and tort damages "in excess of $10,000" relative to an April 13, 2005 contract. The Company is utilizing Nevada counsel (Steven Day of Cohen, Johnson & Day) to represent its interests. Arbitration and plaintiff's summary judgment were scheduled to be held in February, 2007. The Company accrued $ 50,000 in the financial statement as of June 30, 2008.

         The TOMS RIVER SURGERY case sought $192,604 plus punitive damages, attorneys' fees and costs of collection, and was settled in June 2004, with the Company's agreement to pay Toms River $88,000 plus interest at 6% per annum from June 1, 2004 until the date of full payment, which was to be made no later than January 1, 2006. Not all of the agreed payments were made, and judgment has been entered against the Company (and recorded in Los Angeles, Orange, Riverside, Ventura, Santa Barbara, and San Bernardino Counties) in the amount of $96,750. As of June 30, 2008, this account has since been satisfied and paid in full.

         The Company employed Colorado counsel as attorneys of record in the VETERINARY MANAGEMENT SERVICES case; local counsel withdrew in or about September, 2002. The VETERINARY MANAGEMENT SERVICES case was scheduled to go to trial on November 24, 2003, and resulted in a default judgment against the Company in the amount of $382,901. This judgment was then entered as a sister-state judgment in California in the amount of $382,901 (Los Angeles Superior Court case # BS091681); the Company has filed a Motion to Vacate this entry of judgment, which motion was denied on October 28, 2004. The Company has filed a Notice of Appeal, and expects to seek recourse through further proceedings. As of June 30, 2008, the Company accrued $382,900 in the financial statements.

         The WAYNE LEBLEU & ASSOC. VS. IMAGING3 case resulted in a default judgment of $4,010 on June 7, 2004, and, in September 2004 was entered as a sister-state judgment in California in the amount of $5,541 (Los Angeles Superior Court case #04C01777).

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

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

         The balance due to officer amounts to $245,446 as of June 30, 2008.

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

                  (j) failure to obtain FDA approval for the Company's new medical scanning device, which is still in its prototype stage.

         There is no assurance that Imaging3 will be profitable. We may not be able to develop, manage or market our products and services successfully. We may not be able to attract or retain qualified executives and technology personnel. We may not be able to obtain customers for our products or services. Our products and services may become obsolete, government regulation may hinder our business, we may not be able to obtain the required approvals from the United

States Food and Drug Administration for our products and services, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our businesses.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

         We had revenues in the first six months of 2008 of $902,062 compared to $555,981 in the same period in 2007, which represents a 62% increase. The increase in revenue is due in part to the Company's focus on sales and pending sales from the previous period, as well as results from its normal aggressive marketing campaign for this period. In the first six months of 2008, our equipment sales were $665,618 compared to $297,808 in the same period in 2007, representing an increase in equipment sales of $367,810 in 2008. Our service and parts sales for the first six months of 2008 were $243,719 compared to $254,955 in the first six months of 2007, a slight decrease.

         Our cost of revenue was $294,225 in the first six months of 2008 compared to $327,592 in the first six months of 2007, which represents a decrease of $33,367 or 11%. This is due in large part to the decrease in equipment prices for the same period. We had gross profit margin in the first six months of 2008 of $607,837 versus $228,389 in the first six months of 2007, a substantial increase. Our operating expenses did not vary substantially from $1,126,604 in the first six months of 2007 to $1,139,407 in the first six months of 2008, an increase mostly due to an increase in mileage charges resulting from increased gas prices. Our loss on operations during this period decreased to $531,570 in the first six months of 2008 compared to $898,215 in the first six months of 2007, a 41% decrease. This decrease is attributed to the overall increase in revenue for this same period. Our net loss was $567,062 in the first six months of 2008 compared to $929,576 in the first six months of 2007, a 39% decrease, again as a result of an increased revenue stream and lower cost of goods sold for the period.

         During the six month period ended June 30, 2008, the litigation concerning Tom's River was settled for $38,016, which had been on-going since 2006. No other litigation was incurred or resolved during the second quarter 2008.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position was $305,976 at June 30, 2008 compared to $21,747 at June 30, 2007.

         As of June 30, 2008, the Company has current assets of$755,765, non-current assets of $64,691, and current liabilities of $3,515,824.

         Net cash used for operating activities amounted to $743,186 for the six month period ended June 30, 2008, as compared to $559,105 for the six month period ended June 30, 2007. The increase in 2008 as compared to 2007 resulted from decreased accounts payable.

         Net cash provided by financing activities amounted to $1,069,861 and $555,500 for the six month periods ended June 30, 2008 and 2007, respectively. The increase in 2008 as compared to 2007 resulted from the selling of shares of common stock during the six month period ended June 30, 2008 in a private placement, as well as increased equipment sales.

         The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit. The Company will need between $50,000 to $100,000 annually to maintain its reporting obligations. Financing options may be available to the Company either through a private placement of securities or through the public sale of stock. The Company expects to raise sufficient capital to complete the development of its prototype and to sustain monthly operations. There is no assurance, however, that the Company will be able to raise any additional capital or financing, or that available funds will ultimately prove to be adequate. Management believes that the Company's need for additional financing is likely to persist.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


ITEM 4T.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company's Chief Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the six months ended June 30, 2008 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


PART II.  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Partly in connection with a fire at the Company's facility on or about February 19, 2002, in which the Company's manufacturing, warehouse, and office facilities were substantially destroyed, the Company has become engaged in litigation in several courts, as described in the following paragraphs.

         On February 28, 2002, the Company (as Imaging Services, Inc.) initiated legal proceedings in the Los Angeles Superior Court against its construction contractor, Tower Engineering [Imaging Services, Inc. and Dean Janes v. Tower Engineering; Los Angeles Superior Court case number EC033979]. In connection with that action, Tower Engineering filed a cross-complaint against the Company, seeking payment of allegedly outstanding invoices related to the same construction. The Company answered the cross-complaint, denying its allegations. A primary defendant in that action, Mario Osorio, dba Albert's Electric Service, was discharged in a bankruptcy action, and his insurer has also gone into liquidation. Summary judgment was entered against the Company with respect to its affirmative claim for relief in connection with the Company's fire losses, and this ruling was upheld on appeal. The claims of Tower Engineering for allegedly unpaid invoices were presented to binding arbitration. Another construction-related collection case, Westside Wholesale Electric and Lighting, Inc. v. Mario Albert Osorio, dba Albert's Electric Service, and Dean Janes; Los Angeles Superior Court case number 02K02597, was consolidated with the primary Imaging vs. Tower action, and was arbitrated at the same time. Imaging3, Inc. and Dean Janes were found liable to the claimants in the amount of $69,187.06 plus costs. The trial court awarded costs against the Company of $9,954.00. A judgment for costs on appeal against Imaging3, Inc. in favor of Tower has been made in the amount of $253.92, and remains outstanding. As of June 30, 2008, the total amount due was $79,394.98.

         On April 25, 2002, the Company initiated litigation against a former employee and his subsequent employer for unfair business practices and related business torts in connection with that employee's post-termination conduct. In that action, Imaging Services, Inc. v. Dan Asbille, Imaging Technologies, and Computron Inc.; Los Angeles Superior Court Case Number BC 272665, the Company alleged causes of action for (1) Intentional Interference with Prospective Business Relations, (2) Breach of the Implied Covenant of Good Faith and Fair Dealing, (3) Unfair Business Practices, (4) Fraud, (5) Conversion, (6) Constructive Trust, (7) Declaratory Relief, (8) Implied Contractual Indemnity,
(9) Total Equitable Indemnity, (10) Partial Equitable Indemnity, and (11) Contribution and Repayment. This action is pending in the Northwest District of the Los Angeles Superior Court. Two of the defendants, individual defendant Danny Asbille, and Computron Display Systems, Inc. responded with cross-complaints against the Company for breach of contract and conversion, which have been defended in conjunction with the Company's prosecution of the initial complaint. In January 2004, a jury in this action found in favor of the Company with respect to the Company's conversion claims against Danny Asbille and Computron Display Systems, Inc., and awarded the Company $88,557.00. The same jury found in favor of Computron Display Systems, Inc. with respect to its conversion claim against the Company in the amount of $17,500.00. That jury also awarded $97,500.00 to Danny Asbille with respect to his contract claim against the Company. No payments associated with any of these awards have been made. As of June 30, 2008, the total amount due by the Company was $26,443.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three month period ended June 30, 2008, the Company sold 9,263,296 shares of its common stock for cash amounting $555,798 in a private placement. The net proceeds from the sale of the common stock has been used for general working capital.

         During the three month period ended June 30, 2008, the Company did not issue common stock in exchange for services rendered. When the Company does issue stock for services, the compensation expense is calculated based upon the fair market value which has been deemed to be the amount per share realized by the Company in its private placement of common stock made so far in 2008.


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

-------------------------------------------
         (1) Incorporated by reference to the Form 10SB/A Registration Statement filed with the Securities and Exchange Commissioner on December 9, 2002.

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

         Report on Form 8-K, dated January 25, 2008, filed with the Securities and Exchange Commission relating to the sale of securities and reimbursement by the Company's Chief Executive Officer and reinvestment by the Company's Chief Executive Officer.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2008          IMAGING3, INC.

                                By:  \s\ Dean Janes
                                ------------------------------------------------
                                Dean Janes, Chief Executive Officer
                                and Chairman (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/Dean Janes                                      Dated: August 14, 2008
     ----------------------------------------------
     Dean Janes, Chief Executive Officer
     and Chairman (Principal Executive Officer)

By:  /s/Christopher Sohn                                Dated: August 14, 2008
     ----------------------------------------------
     Christopher Sohn, Director, President
     and Chief Operating Officer

By:  /s/Xavier Aguilera                                 Dated: August 14, 2008
     ----------------------------------------------
     Xavier Aguilera, Chief Financial Officer,
     Secretary, and Executive Vice President
    (Principal Financial/Accounting Officer)