Form 10KSB/A
period 2007-12-31
IMAGING3 INC
filed 2008-09-09
CIK 1205181

FORM 10KSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2007

            For the period from January 1, 2007 to December 31, 2007

                        COMMISSION FILE NUMBER 000-50099

                                 IMAGING3, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                    95-4451059
  -----------------------                   ----------------------------------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)


                3200 W. VALHALLA DRIVE, BURBANK, CALIFORNIA 91505
                      -----------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
                        --------------------------------
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS                                    WHICH REGISTERED
-----------------------                             ------------------------
     COMMON STOCK                                              OTC

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB/A or any amendment to this Form 10KSB/A. |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        Yes |_|         No |X|

         State issuer's revenues for its most recent fiscal year. $1,323,773.
                                                                   ----------

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $16,371,859 as of March 31, 2008 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by OTC Bulletin Board).

         There were 237,755,757 shares outstanding of the registrant's Common Stock as of March 31, 2008.


                                        TABLE OF CONTENTS
                                            10KSB/A
PART I.                                                                                       2
        ITEM 1.      BUSINESS                                                                 2
        ITEM 2.      PROPERTIES                                                              16
        ITEM 3.      LEGAL PROCEEDINGS                                                       16
        ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     18
PART II.                                                                                     18
        ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER            18
                     MATTERS
        ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS           19
                     AND FINANCIAL CONDITION
        ITEM 7.      FINANCIAL STATEMENTS OF IMAGING3, INC.                                  23
        ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING             42
                     AND FINANCIAL DISCLOSURE
        ITEM 8A(T).  CONTROLS AND PROCEDURES                                                 42
        ITEM 8B.     OTHER INFORMATION                                                       43

PART III.                                                                                    43
        ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS            43
                     COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT
        ITEM 10.     EXECUTIVE COMPENSATION                                                  47
        ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT          48
        ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          48
        ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K                                        50
        ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES                                  51

SIGNATURES                                                                                   52


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

         On June 15, 2007, the Company filed with the Federal Food and Drug Administration ("FDA") a 510(k) application for approval of the Company's medical diagnostic imaging device for sale in the United States. Assuming that the FDA grants approval, the Company intends to follow up and apply to sell the product on the European and then worldwide markets. The FDA is currently reviewing the application, and management is not certain if or when FDA approval will be granted. The Company completed building its first prototype medical diagnostic imaging device in April 2007.

         In December 2007, the Company completed the private placement of approximately 9,430,660 shares of its Common Stock at $0.06 per share, pursuant to an offering that commenced in August 2007. In March 2008, the Company completed an additional private placement of approximately 1,911,660 shares of its Common Stock at $0.06 per share, pursuant to an offering that commenced on January 18, 2008. In March 2008, the Chief Executive Officer of the Company commenced a program with UBS Financial Services to sell up to 20,000,000 shares of his Common Stock in the open market and to reinvest all of the net proceeds of those sales into the Company in consideration for the issuance of approximately an equivalent number of new shares of Company Common Stock at the same price. The purpose of the program is to provide additional working capital for the Company. See the Company's Report on Form 8-K filed with the Securities and Exchange Commission, dated January 25, 2008.

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

----------------- -- -------- -- --------------------------------------------- -- -------------
PRODUCT CODE         CLASS       DESCRIPTION                                      REGULATION
------------         -----       -----------                                      ----------
IZG                  II          System, X-ray, Photofluorographic                892.1730
JAB                  II          System, X-ray, Fluoroscopic, Non-Image-I         892.1660
JAK                  II          System, X-ray, Tomography, Computed              892.175
----------------- -- -------- -- --------------------------------------------- -- -------------

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

---------------- -- -------- -- --------------------------- -- -----------------
PRODUCT CODE        CLASS       DESCRIPTION                    REGULATION
------------        -----       -----------                    ----------
IZL                 II          System, X-ray, Mobile          892.1720

---------------- -- -------- -- --------------------------- -- -----------------

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The Company's common stock began trading in February 2006 on the OTC Bulletin Board Market under the symbol "IMGG." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

                          2007                        HIGH           LOW
     ---------------------------------------        --------       -------
     First Quarter ended March 31, 2008             $0.12          $0.12

           YEAR ENDED DECEMBER 31, 2007               HIGH           LOW
     ---------------------------------------        --------       -------
     First Quarter ended March 31, 2007             $0.13          $0.12
     Second Quarter ended June 30, 2007             $0.11          $0.1075
     Third Quarter ended September 30, 2007         $0.13          $0.135
     Fourth Quarter ended December 31, 2007         $0.1225        $0.12

           YEAR ENDED DECEMBER 31, 2006               HIGH           LOW
     ---------------------------------------        --------       -------
     First Quarter ended March 31, 2006             $0.20          $0.19
     Second Quarter ended June 30, 2006             $0.25          $0.23
     Third Quarter ended September 30, 2006         $0.15          $0.145
     Fourth Quarter ended December 31, 2006         $0.185         $0.151

--------------------
         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 2007, there were approximately 498 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of December 31, 2007, there were approximately 225,322,085 shares of common stock outstanding on record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

         This Form 10KSB/A contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about the Company's financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10KSB/A. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10KSB/A. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10KSB/A. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts'
expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10KSB/A or to reflect the occurrence of unanticipated events.

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

         Our cost of revenue was $910,125 in 2007 as compared to $676,622 in 2006, an increase of $233,503 or 34%. This increase resulted directly from increased costs for equipment, parts, sales and services. The Company's gross profit margin in 2007 was $413,649 as compared to $709,318 in 2006, a 41% decrease, giving the Company a weaker gross profit margin for the year. This is due to decreased revenue and increased costs in 2007. The Company's total operating expenses decreased from $3,009,268 in 2006 to approximately $2,465,299 in 2007, a decrease of 11% due to decreased general and administrative expense. Miscellaneous expense decreased by $169,552 due primarily to two miscellaneous charges with reference to the payoff of a former partner in 2006. Overall professional fees have increased by $48,724 or 7% due in part to an increase in outside consulting fees. The increase in repairs and maintenance expense of $1,497 was caused primarily by the increase of small tools and supplies for the year. Travel and entertainment expenses increased by $13,846 which was caused primarily by a late surge in December 2007 sales as well as late expenses resulting from the RSNA annual convention in Chicago, Illinois. The taxes account was impacted by other taxes that decreased by $13,826 as evidenced by decreased sales to clients in the State of California, which reduced taxes owed to the State Board of Equalization and to the County of Los Angeles. The net overall decrease of $511 in utilities to the Burbank Department of Water and Power was as a result of satisfying most of the debt owed to the City, which mistakenly read only meter rather than two meters. Once the City realized its mistake, it quickly assessed the Company the difference for the period and arranged a workout with an advance for payment of the difference. Our net loss for the fiscal year ending December 31, 2007 was $2,061,255 as compared to $2,121,924 for the fiscal year ending December 31, 2006.

         At December 31, 2007 the Company had a balance due to the Chief Executive Officer of the Company amounting to $391,738 for the amount borrowed by the Company. This amount is due on demand, secured and interest free.

         From the period of April 2003 to December 31, 2003 the Company was delinquent in paying payroll taxes in the amount of $103,622 including penalties and interest. This was due to the significant costs of maintaining three separate facilities to house management, manufacturing and continuing to carry costs for our destroyed facility. Also cash flow in this period was substantially low due to the devastating impact of the fire in 2002 and our efforts to rebuild operations and continue to bring in revenue. The Company has continued negotiating payment arrangements with the Internal Revenue Service and filed an offer in compromise on August 24, 2004 for $21,000. A hearing to discuss the potential offer in compromise and payments is still pending. Management expected to have this resolved by fiscal year end 2008 with a payment schedule. Since January 1, 2004 the Company has remained current with its payroll taxes and does not expect another delinquency. Even if this assessment has to be paid in full without compromise, we believe we can meet an installment payment arrangement without compromising the Company's operations. After accumulating the required interest as penalties, the amount now owed under this account is $170,213.

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

ITEM 7. FINANCIAL STATEMENTS OF IMAGING3, INC.

                                    CONTENTS

------------------------------------------------------------------------ -------
                                                                            PAGE
Report of Independent Registered Public Accounting Firm                      24
Balance Sheet as of December 31, 2007                                        25
Statement of Operations for the years ended
 December 31, 2007 and 2006                                                  26
Statement of Changes in Stockholders' Deficit for the years
  ended December 31, 2007 and 2006                                           27
Statement of Cash Flows for the years ended December 31, 2007 and 2006       28
Notes to Financial Statements                                              29-40
------------------------------------------------------------------------ -------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Imaging3, Inc.

We have audited the accompanying balance sheet of Imaging3, Inc. as of December 31, 2007 and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficit accumulated at December 31, 2007 of $9,780,178 including a net loss of $2,061,255 for the year ended December 31, 2007. These factors as discussed in Note 10 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Kabani & Company, Inc.
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS


Los Angeles, California
March 25, 2008

                                                 IMAGING3, INC.
                                                  BALANCE SHEET
                                                DECEMBER 31, 2007

                                                     ASSETS
                                                     ------

    CURRENT ASSETS:
    Cash and cash equivalents                                                            $               2,293
    Accounts receivable, net                                                                            57,380
    Inventory, net                                                                                     163,753
    Prepaid expenses                                                                                    20,624
                                                                                           --------------------
       Total current assets                                                                            244,051

    PROPERTY AND EQUIPMENT, NET                                                                         18,673

    OTHER ASSETS                                                                                        31,024
                                                                                           --------------------
                                                                                         $             293,748
                                                                                           ====================

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                                      -------------------------------------

    CURRENT LIABILITIES:
    Accounts payable                                                                     $             213,953
    Accrued expenses                                                                                 2,723,064
    Deferred revenue                                                                                   106,705
    Equipment deposits                                                                                 275,900
    Due to an officer                                                                                  391,738
                                                                                           --------------------
       Total current liabilities                                                                     3,711,359

    STOCKHOLDERS' DEFICIT:
    Common stock, no par value; authorized shares 500,000,000;
     issued and outstanding 225,562,085 shares                                                       6,381,316
    Prepaid consulting                                                                                 (18,750)
    Accumulated deficit                                                                             (9,780,178)
                                                                                           --------------------
       Total stockholders' deficit                                                                  (3,417,611)
                                                                                           --------------------
                                                                                         $             293,748
                                                                                           ====================

                 The accompanying notes form an integral part of
                       these audited financial statements

                                                           IMAGING3, INC.
                                                     STATEMENTS OF OPERATIONS
                                          FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                                  2007                2006
                                                                                            -----------------  -----------------
 NET REVENUES                                                                               $      1,323,773   $      1,385,940

 COST OF GOODS SOLD                                                                                  910,125            676,622
                                                                                            -----------------  -----------------
 GROSS PROFIT                                                                                        413,649            709,318

 OPERATING EXPENSES
 Litigation expenses                                                                                       -            255,656
 General and administrative expenses                                                               2,465,299          2,753,612
                                                                                            -----------------  -----------------
 Total operating expense                                                                           2,465,299          3,009,268

                                                                                            -----------------  -----------------
 LOSS FROM OPERATIONS                                                                             (2,051,650)        (2,299,950)

 OTHER INCOME (EXPENSE):
 Interest expense                                                                                    (70,857)           (68,782)
 Other income                                                                                        103,316               (500)
 Legal settlement                                                                                    (41,263)            31,750
 Gain on extinguishment of debt                                                                            -            216,358
                                                                                            -----------------  -----------------
    Total other income (expense)                                                                      (8,804)           178,826
                                                                                            -----------------  -----------------

 LOSS BEFORE INCOME TAX                                                                           (2,060,455)        (2,121,124)

 PROVISION FOR INCOME TAXES                                                                              800                800

                                                                                            -----------------  -----------------
 NET LOSS                                                                                   $     (2,061,255)  $     (2,121,924)
                                                                                            =================  =================

 *BASIC AND DILUTED WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                                    211,921,567        194,404,464
                                                                                            =================  =================

 BASIC AND DILUTED NET LOSS PER SHARE                                                       $          (0.01)  $          (0.01)
                                                                                            =================  =================

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


                The accompanying notes form an integral part of
                       these audited financial statements

                                                           IMAGING3, INC.
                                                 STATEMENT OF STOCKHOLDERS' DEFICIT
                                           FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                            COMMON STOCK                     UNAMORTIZED                  TOTAL
                                                    NUMBER OF                  SUBSCRIPTION   CONSULTING   ACCUMULATED STOCKHOLDERS'
                                                     SHARES           AMOUNT    RECEIVABLES      FEES        DEFICIT      DEFICIT
                                                    -------------  ------------ -----------  -----------  ------------ -------------
BALANCE ON JANUARY 1, 2006                           181,115,000     2,561,625           -            -    (5,596,999)   (3,035,374)

Common stock issued for cash                          19,374,268     1,755,032           -            -             -     1,755,032

Common stock issued for
 consulting services                                   2,378,800       430,260           -            -             -       430,260

Common stock issued for settlement of
 accounts payables                                       491,453        91,693           -            -             -        91,693

Shares isssued for settlement of debt                    750,000       161,250           -            -             -       161,250

Fund raising cost                                              -      (154,178)          -            -             -      (154,178)

Subscription receivables                                       -             -     (82,043)           -             -       (82,043)

Net loss for year ended December 31, 2006                      -             -           -            -    (2,121,924)   (2,121,924)
                                                    -------------  ------------ -----------  -----------  ------------ -------------

Balance on January 1, 2007                           204,109,521     4,845,682     (82,043)           -    (7,718,923)   (2,955,284)

Common stock issued for cash                          18,250,659     1,113,240           -            -             -     1,113,240

Fund raising cost                                              -       (46,168)          -            -             -       (46,168)

Common stock issued for consulting services            1,245,655       201,761           -     (201,761)            -             -

Common stock issued for services                         956,250       146,800           -            -             -       146,800

Common stock issued for R&D                            1,000,000       120,000           -            -             -       120,000

Receipt of cash against subscription receivable                -             -      82,043            -             -        82,043

Amortization of prepaid consulting fees                        -             -           -      183,011             -       183,011

Net loss for December 31, 2007                                 -             -           -            -    (2,061,255)   (2,061,255)
                                                    -------------  ------------ -----------  -----------  ------------ -------------

Balance on December 31, 2007                         225,562,085     6,381,316           -      (18,750)   (9,780,178)$  (3,417,611)
                                                    =============  ============ ===========  ===========  ============ =============





                The accompanying notes form an integral part of
                       these audited financial statements

                                                       IMAGING3, INC.
                                                  STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                          2007                2006
                                                                                    -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                               $     (2,061,255)   $      (2,121,924)
             Adjustments to reconcile net loss to net cash
             used in operating activities:
                Depreciation and amortization                                                 15,227               14,616
                Subscription receivable                                                            -              (82,043)
                Common stock issued for services and R&D                                     449,812              430,260
                Common stock issued for settlement of accounts payable                             -               91,693
                Common stock issued for settlement of debt                                         -              161,250
             (Increase) / decrease in current assets:
                       Accounts receivable                                                    18,976              (35,076)
                       Inventory                                                             340,510             (103,033)
                       Prepaid expenses and other assets                                         501                9,324
             Increase / (decrease) in current liabilities:
                       Accounts payable                                                     (539,836)             323,765
                       Accrued expenses                                                      584,203             (390,404)
                       Deferred revenue                                                        7,905               34,899
                       Equipment deposits                                                     (8,725)              57,536
                                                                                    -----------------   ------------------
             Net cash used in operating activities                                        (1,192,683)          (1,609,137)
                                                                                    -----------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Payments on  notes payables                                                           -              (40,000)
             Receipts from/(payments to) officer                                              20,509              (91,909)
             Proceeds from subscription receivable                                            82,043                    -
             Proceeds from issuance of common stock                                        1,067,072            1,755,032
                                                                                    -----------------   ------------------
                Net cash provided by financing activities                                  1,169,624            1,623,123
                                                                                    -----------------   ------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                           (23,059)              13,986

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                                    25,352               11,366
                                                                                    -----------------   ------------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                             $          2,293    $          25,352
                                                                                    =================   ==================


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

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations". The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the Company's financial statements.

In December 2007, FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51". This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, "Consolidated Financial Statements", before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This statement has no effect on the financial statements as the Company does not have any outstanding non-controlling interest.

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. "Use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This has led to concerns among investors that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide enough information about how these instruments and activities affect the entity's financial position and performance," explained Kevin Stoklosa, project manager. "By requiring additional information about how and why derivative instruments are being used, the new standard gives investors better information upon which to base their decisions." The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Management is currently evaluating the effect of this pronouncement on financial statements.


3.    ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and management believes are collectible except for which a reserve has been provided. The balance of accounts receivable as of December 31, 2007 was $57,380. The reserve amount for uncollectible accounts was $1,375 as of December 31, 2007.

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

4. INVENTORIES

Inventory comprised of the following as of December 31, 2007:

                    Parts inventory                               $    30,951
                    Finished goods                                    132,802
                                                                  ------------
                    Total                                         $   163,753
                                                                  ============

5. PROPERTIES AND EQUIPMENT

Net property and equipment at December 31, 2007 was as follows:

                    Furniture and office equipment                $    55,704
                    Tools and Shop equipment                           54,183
                    Vehicles                                          105,871
                                                                  ------------
                                                                      215,757
                    Less Accumulated depreciation                    (197,084)
                                                                  ------------
                    Total                                         $    18,673
                                                                  ============

Depreciation expenses were $15,227 and $15,227 for the year ended December 31, 2007 and 2006, respectively.

6. ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2007:

                     ----------------------------------------  --------------
                     Accrued payroll taxes                     $      170,213
                     ----------------------------------------  --------------
                     Accrued wages                                     23,890
                     ----------------------------------------  --------------
                     Accrued legal fees                               404,927
                     ----------------------------------------  --------------
                     Accrued Ongoing Litigation                     2,109,806
                     ----------------------------------------  --------------
                     Other accrued expenses                            14,228
                     ----------------------------------------  --------------
                     Total                                     $    2,723,064
                     ----------------------------------------  --------------

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

The components of the net deferred tax asset are summarized below:

                                   DECEMBER 31, 2007     DECEMBER 31, 2006
                                  -------------------   -------------------
Deferred tax assets
Net operating losses                  3,623,000             $2,967,000
Less: valuation allowance            (3,623,000)            (2,967,000)
                                  -------------------   -------------------
                                  $           -         $            -
                                  ===================   ===================

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                    DECEMBER 31, 2007        DECEMBER 31, 2006
                                   -------------------      -------------------
Tax expense (credit) at                    (34)%                    (34)%
statutory rate-federal
State tax expense net of federal            (6)                      (6)
tax
Changes in valuation allowance              40                       40
                                   -------------------      -------------------
Tax expense at actual rate                   -                        -
                                   ===================      ===================


Income tax expense consisted of the following:

                                                2007               2006
                                                ----               ----
     Current tax expense:
                                           $            -    $            -
     Federal
     State                                            800               800
                                            --------------     -------------
     Total Current                         $          800    $          800



     Deferred tax credit:
                                           $      735,000    $      714,000
     Federal
     State                                        122,000           126,000
                                            --------------     -------------
     Total deferred                        $      857,000    $      840,000
     Less: valuation allowance                   (857,000)         (840,000)
                                            --------------     -------------
     Net Deferred tax credit                            -                 -

                                            --------------     -------------
     Tax expense                           $          800    $          800
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

Future minimum lease commitments, excluding property taxes and insurance, payable at December 31, 2007 are approximately as follows:

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS


        2008                                          120,840
        2009                                           90,630
                                      ------------------------
                                                     $211,470
                                      ========================

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

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

The Fairfield Pain Management Center action sought $142,500.00, plus "consequential" damages in excess of $20,000.00, plus costs against the Company. The Company has agreed to the terms of a settlement (still being documented) as follows: One-Hundred and Forty-Two-Thousand, Five-Hundred Dollars ($142,500.00, the "Settlement Sum"), in monthly installments as follows:

------- ---- -------------------------------------------------------------------
  i.         One-thousand, five-hundred dollars ($1,500.00) per month,
             for twelve months ($18,000.00), commencing on
             March 15, 2006.  Thereafter,
------- ---- -------------------------------------------------------------------
  ii. Two-thousand dollars ($2,000.00) per month, for twelve months ($24,000.00). Thereafter,
------- ---- -------------------------------------------------------------------
  iii. Two-thousand, five-hundred dollars ($2,500.00) per month, for twelve months ($30,000.00). Thereafter,
------- ---- -------------------------------------------------------------------
  iv. Three-thousand dollars ($3,000.00) per month, for twelve months ($36,000.00). Then,
------- ---- -------------------------------------------------------------------
  v.         A balloon payment of the balance ($34,500.00) at the end of the
             48 monthly installments.
------- ---- -------------------------------------------------------------------

As of December 31, 2007 the amount of $121,500 is accrued in the financial statements.

The Medstone action was resolved by settlement on February 18, 2003 for $155,000.00 with interest at 8% per annum. As of December 31, 2007, the total amount due amounted to $155,000.00 is accrued in the financial statements.

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

NOTE 13 GAIN ON EXTINGUISHMENT OF DEBT

The Company adjusted accounts payable and equipment deposits that over 4 years old, pursuant to the California Code of Civil Procedure (CCP) Section 339 that the statute of limitations for claims of breach of written contracts is four (4) years. As of December 31, 2006, totaling $59,701 had been adjusted from the balance sheet under accounts payable and equipments deposits, as the payments of the amounts billed was not be forthcoming and there were no subsequent affirmations of the debts. The removal of the accounts has been reflected in the accompanying financial statements as "Gain on extinguishment of debt" amounting to $216,358 for the year ended 2006.

                                 IMAGING3, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

NOTE 15      SUBSEQUENT EVENTS

On January 15, 2008, in order to raise capital, the Company commenced a private placement for the issuance of 20,000,000 shares at .06 cents per share with a minimum investment of $5,000 for 83,333 shares. From January to March 2008 the Company issued 11,775,339 shares of common stock for cash of $706,520. (unaudited).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 8A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Dean Janes, our Chief Executive Officer, and Xavier Aguilera, our Principal Accounting Officer, are responsible for establishing and maintaining disclosure controls and procedures for our Company.

         Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were effective as of December 31, 2007.

         The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

         Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal

Accounting Officer have concluded that our Company's disclosure controls and procedures were effective as of December 31, 2007.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         In connection with the evaluation of the Company's internal controls during the Company's last fiscal year, the Company's Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

         The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.


ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         The following table lists the executive officers and directors of the Company as of March 31, 2008:

NAME                     AGE        POSITION
-----------------------  ---        --------------------------------------------
Dean Janes               42         Chairman  of the  Board of  Directors  and
                                    Chief Executive Officer

Christopher Sohn (1)     47         President,  Chief  Operating  Officer  and
                                    Director

Xavier Aguilera (1)      59         Executive Vice President,  Chief Financial
                                    Officer, Corporate Secretary and Director

Michele Janes            40         Vice President of Administration
-----------------------
(1)  Member of Audit Committee.

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

REPORT OF THE AUDIT COMMITTEE

         The Company's Audit Committee has reviewed and discussed the Company's audited financial statements for the fiscal year ended December 31, 2007 with senior management. The Audit Committee has reviewed and discussed with management the Company's audited financial statements. The Audit Committee has also discussed with KC, the Company's independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from KC required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with KC the independence of KC as auditors of the Company. Finally, the Audit Committee has considered whether the independent auditors provision of non-audit services to the Company is compatible with the auditors' independence. Based on the foregoing, the Company's Audit Committee has recommended to the Board of Directors that the audited financial statements of the Company be included in the Company's Annual Report on Form 10KSB/A for the fiscal year ended December 31, 2007 for filing with the United States Securities and Exchange Commission. The Audit Committee also approved KC's engagement to prepare the Company's consolidated tax returns for its fiscal year ending December 31, 2007. The Company's Audit Committee did not submit a formal report regarding its findings.


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

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth the total compensation paid in all forms to the executive officers and directors of the Company during the periods indicated:

                                        SUMMARY COMPENSATION TABLE
---------------------- ------- ---------- -------- --------- ------------- -------------- --------------- -----------
                                                              NON-EQUITY   NON-QUALIFIED
NAME AND                                                      INCENTIVE      DEFERRED
PRINCIPAL POSITION                                 OPTION        PLAN      COMPENSATION     ALL OTHER
(1)                    YEAR      SALARY    BONUS    AWARDS   COMPENSATION    EARNINGS      COMPENSATION     TOTAL
---------------------- ------- ---------- -------- --------- ------------- -------------- --------------- -----------
---------------------------------------------------------------------------------------------------------------------

Dean Janes,            2007   $144,000      0         0          0              0               0         $144,000
    Chief Executive
    Officer

Christopher Sohn,      2007   $110,000      0         0          0              0               0         $110,000
    President and
    Chief Operating
    Officer

Xavier Aguilera,       2007    $95,000      0         0          0              0               0          $95,000
   Chief Financial
   Officer/Treasurer,
   Executive Vice
   President, and
   Corporate
   Secretary

Michele Janes,         2007    $35,000      0         0          0              0               0          $35,000
   Vice President
   of Administration

Officers as a Group    2007   $340,000      0         0          0              0               0         $340,000

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

         Dean Janes, the Company's Chief Executive Officer, is engaged pursuant to a consulting agreement. See "Certain Relationships and Transactions - Item 12."

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the names the executive officers and directors of the Company and all persons known by the Company to beneficially own 5% or more of the issued and outstanding common stock of the Company at March 31, 2008:

-------------------------------------------------------------------------------
      NAME AND ADDRESS
       OF STOCKHOLDER     NUMBER OF SHARES OWNED    PERCENTAGE OF OWNERSHIP(1)
-------------------------------------------------------------------------------
Dean Janes (2)                  67,677,311                     28.5%
(includes shares owned
by wife, Michele Janes)
c/o Imaging 3, Inc.
3200 W. Valhalla Drive
Burbank, CA 91505

Christopher Sohn (3)            23,000,000                     9.7%
c/o Imaging 3, Inc.
3200 W. Valhalla Drive
Burbank, CA 91505

Xavier Aguilera (4)              200,000                       0.08%
c/o Imaging 3, Inc.
3200 W. Valhalla Drive
Burbank, CA 91505
--------------------------------------------------------------------------------

------------------
(1) Based on a total of 237,755,757 shares outstanding as of March 31, 2008.

(2) Dean Janes is Chairman and Chief Executive Officer of the Company. The amount of shares owned by him indicated on the table reflect sales by him in the open market of 1,322,689 shares from February 5, 2008 to March 31, 2008, pursuant to his program with the Company and UBS
         Financial Services. Mr. Janes is reinvesting all net proceeds from those sales into the Company. No new shares of the Company's common stock have yet been issued to Mr. Janes for those reinvestments, but are expected to be issued in the future. See "Item 12. Certain Relationships and Related Transactions."

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

         The entire net proceeds from the sale of the shares by Mr. Janes will then immediately be invested by him in an equivalent number of newly issued, restricted shares of the Company's common stock in order to provide the Company with additional working capital. A monthly reconciliation of shares will be made so that Mr. Janes is issued approximately the same number of shares in the private placement as he sells in the open market. Mr. Janes will file Form 4 with the Securities and Exchange Commission within two business days after each sale of shares by him in the open market pursuant to Rule 144. The arrangement can be terminated by any of the parties at any time for any reason upon written notice. If the total shares authorized for the arrangement are sold by Mr. Janes, then approximately an additional 20 million shares of newly issued restricted common stock would be issued to Mr. Janes in the private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

         The amount of capital to be raised from the private placement of the Company's common stock to Mr. Janes and the purchase price per share is not yet known. The amount of capital raised from the private placement will be equal to the net proceeds that Mr. Janes receives from the sale of his shares in the open market. As of March 31, 2008, Mr. Janes had sold a total of 1,322,689 shares of his stock in the open market pursuant to this program and has invested approximately $198,400 in the Company, which is the total net proceeds from those sales.

         The shareholders of the Company will experience dilution as a result of the arrangement, up to 20 million additional shares of the Company's common stock. Mr. Janes will have approximately the same number of shares of common stock in the Company as he had before the arrangement, but will be diluted to the extent that up to an additional 20 million shares of the Company's common stock are issued and outstanding as a result of the private placement. There is no assurance as to the amount or timing of any sales or purchases of shares that may be made under the arrangement, if any.

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

---------------------
         (1) Incorporated by reference to the Form 10SB/A Registration Statement filed with the Securities and Exchange Commissioner on December 9, 2002.

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

Dated: September 9, 2008           IMAGING3, INC.

                                   By:  \s\ Dean Janes
                                   ---------------------------------------------
                                   Dean Janes,  Chairman  of the Board
                                   and Chief Executive Officer
                                  (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Dean Janes                                     Dated: September 9, 2008
-------------------------------------------------------
Dean Janes, Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

By:  \s\ Christopher Sohn                               Dated: September 9, 2008
-------------------------------------------------------
Christopher Sohn, President, Chief Operating Officer
and Director

By:  \s\ Xavier Aguilera                                Dated: September 9, 2008
-------------------------------------------------------
Xavier Aguilera, Chief Financial Officer/Treasurer,
Executive Vice President, Corporate Secretary
and Director (Principal Financial/Accounting Officer)