Form 10KSB/A
period 2007-12-31
IMAGING3 INC
filed 2008-09-18
CIK 1205181

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

                                EXPLANATORY NOTE


         This Amendment No. 2 on Form 10-KSB/A (the "Amendment") to our Annual Report on Form 10-KSB/A for the fiscal year ending December 31, 2007, filed with the Securities and Exchange Commission on September 9, 2008 (the "Amendment No. 1 Filing") and our original Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on April 10, 2008, is being filed to amend Part II, Item 8A(T) in response to Staff comments received by Imaging3, Inc. relating to Imaging3, Inc.'s disclosure of the effectiveness of its disclosure controls and procedures as of December 31, 2007.

         In addition, pursuant to Section 302 and 906 of the Sarbones-Oxley Act of 2002, Imaging3, Inc. is including with this Amendment certain current dated certifications. Except as described above, no changes have been made to the Amendment No. 1 filing.


                                        TABLE OF CONTENTS
                                            10KSB/A
PART I.                                                                                      n/a
        ITEM 1.      BUSINESS                                                                n/a
        ITEM 2.      PROPERTIES                                                              n/a
        ITEM 3.      LEGAL PROCEEDINGS                                                       n/a
        ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     n/a
PART II.                                                                                     n/a
        ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER            n/a
                     MATTERS
        ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS           n/a
                     AND FINANCIAL CONDITION
        ITEM 7.      FINANCIAL STATEMENTS OF IMAGING3, INC.                                  n/a
        ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING             1
                     AND FINANCIAL DISCLOSURE
        ITEM 8A(T).  CONTROLS AND PROCEDURES                                                 1
        ITEM 8B.     OTHER INFORMATION                                                       2

PART III.                                                                                    n/a
        ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS            n/a
                     COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT
        ITEM 10.     EXECUTIVE COMPENSATION                                                  n/a
        ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT          n/a
        ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          n/a
        ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K                                        n/a
        ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES                                  n/a

SIGNATURES                                                                                   3

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

         Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2007.

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

         Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2007.

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

Dated: September 18, 2008          IMAGING3, INC.

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


By:  \s\ Dean Janes                                    Dated: September 18, 2008
-------------------------------------------------------
Dean Janes, Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

By:  \s\ Christopher Sohn                              Dated: September 18, 2008
-------------------------------------------------------
Christopher Sohn, President, Chief Operating Officer
and Director

By:  \s\ Xavier Aguilera                               Dated: September 18, 2008
-------------------------------------------------------
Xavier Aguilera, Chief Financial Officer/Treasurer,
Executive Vice President, Corporate Secretary
and Director (Principal Financial/Accounting Officer)