Form 10-Q
period 2008-09-30
IMAGING3 INC
filed 2008-11-07
CIK 1205181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2008

                                       or

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

For the Transition period from _______________ to ______________


                        Commission File Number: 000-50099
       ------------------------------------------------------------------

                                 IMAGING3, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                95-4451059
  -------------------------------            ----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

               3200 WEST VALHALLA DRIVE, BURBANK, CALIFORNIA 91505
       -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
            -------------------------------------------------------
               Registrant's telephone number, including area code


     -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   [___]  Yes                         [_X_]  No

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

                                Yes[___]                                 No[_X_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of October 31, 2008 the number of shares outstanding of the registrant's class of common stock was 248,924,052.


                                                     TABLE OF CONTENTS

                                                                                                                           PAGE
PART I.        FINANCIAL INFORMATION.........................................................................................1

         ITEM 1.      FINANCIAL STATEMENTS...................................................................................1

                      Balance Sheet at September 30, 2008 (unaudited)........................................................2

                      Statements of Operations for the Three and Nine Months Ended September 30, 2008 and September
                      30, 2007 (unaudited)...................................................................................3

                      Statements of Cash Flows for the Nine Months Ended September 30, 2008 and September 30, 2007
                      (unaudited)............................................................................................4

                      Notes to Financial Statement (unaudited)...............................................................5

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................16

         ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................20

         ITEM 4T.     CONTROLS AND PROCEDURES...............................................................................20

PART II.  - OTHER INFORMATION...............................................................................................21

         ITEM 1.      LEGAL PROCEEDINGS.....................................................................................21

         ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...........................................23

         ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.......................................................................23

         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................23

         ITEM 5.      OTHER INFORMATION.....................................................................................23

         ITEM 6.      EXHIBITS..............................................................................................23

SIGNATURES..................................................................................................................24

PART I. - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 IMAGING3, INC.
                                 BALANCE SHEET
                               SEPTEMBER 30, 2008
                                  (UNAUDITED)


                                  ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                       $        1,863
 Accounts receivable, net                                               110,531
 Inventory, net                                                         323,187
 Prepaid expenses                                                        48,879
                                                                 --------------
   Total current assets                                                 484,460

PROPERTY AND EQUIPMENT                                                   28,711

DEPOSIT                                                                  31,024
                                                                 --------------
                                                                 $      544,195
                                                                 ==============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable                                                $      116,773
 Accrued expenses                                                     2,258,705
 Deferred revenue                                                       102,454
 Equipment deposits                                                     190,496
 Due to an officer                                                      466,404
                                                                 --------------
   Total current liabilities                                          3,134,831

STOCKHOLDERS' DEFICIT:
 Common stock, no par value;  500,000,000 shares authorized;
 248,924,052 shares issued and outstanding                            7,694,772
 Accumulated deficit                                                (10,285,408)
                                                                 --------------
   Total stockholders' deficit                                       (2,590,636)
                                                                 --------------
                                                                 $      544,195
                                                                 ==============


                 The accompanying notes form an integral part of
                      these unaudited financial statements

                            IMAGING3, INC.
                       STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                                  FOR THE THREE MONTH PERIODS       FOR THE NINE MONTH PERIODS
                                                                      ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                     2008             2007            2008              2007
                                                                ---------------   -------------  ----------------   --------------
NET REVENUES                                                    $      505,361    $    436,445   $     1,407,424    $     992,427

COST OF GOODS SOLD                                                     264,101         262,175           558,327          589,767
                                                                ---------------   -------------  ----------------   --------------
GROSS PROFIT                                                           241,260         174,270           849,097          402,660

OPERATING EXPENSES
 General and administrative expenses                                   505,431         622,159         1,644,838        1,748,763
                                                                ---------------   -------------  ----------------   --------------
LOSS FROM OPERATIONS                                                  (264,171)       (447,889)         (795,741)      (1,346,103)

OTHER INCOME (EXPENSE):
 Interest expense                                                          631         (17,073)          (36,038)         (55,740)
 Other income                                                          170,372          34,533           170,372           42,312
 Gain on litigation settlement                                         155,000               -           156,977              327
                                                                ---------------   -------------  ----------------   --------------
   Total other income (expense)                                        326,003          17,461           291,310          (13,102)
                                                                ---------------   -------------  ----------------   --------------

INCOME/(LOSS) BEFORE INCOME TAX                                         61,832        (430,428)         (504,431)      (1,359,204)

PROVISION FOR INCOME TAXES                                                   -               -               800              800

                                                                ---------------   -------------  ----------------   --------------
NET INCOME/(LOSS)                                               $       61,832    $   (430,428)  $      (505,231)   $  (1,360,005)
                                                                ===============   =============  ================   ==============

*BASIC AND DILUTED WEIGHTED AVERAGE COMMON STOCK OUTSTANDING       248,452,240     213,969,540       240,389,513      208,581,602
                                                                ===============   =============  ================   ==============

BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE                   $         0.00    $      (0.00)  $         (0.00)   $       (0.01)
                                                                ===============   =============  ================   ==============


                  The accompanying notes form an integral part of these unaudited financial statements

                                            IMAGING3, INC.
                                       STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)



                                                                  FOR THE NINE MONTH PERIODS ENDED
                                                                            SEPTEMBER 30,
                                                                       2008                2007
                                                                -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $      (505,231)    $    (1,360,005)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                         12,953              11,420
    Common stock issued for consulting services                           73,133             279,811
    Gain on settlement of debt/legal                                    (156,977)               (327)
    (Increase) / decrease in current assets:
    Accounts receivable                                                  (53,151)              8,126
    Inventory                                                           (159,434)            173,440
    Prepaid expenses and other assets                                    (28,255)              5,053
    Increase / (decrease) in current liabilities:
    Accounts payable                                                     (97,179)           (444,872)
    Accrued expenses                                                    (307,382)            488,614
    Deferred revenue                                                      (4,250)             57,013
    Equipment deposits                                                   (85,404)           (118,107)
                                                                -----------------    ----------------
       Net cash used in operating activities                          (1,311,177)           (899,833)
                                                                -----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of plant, property, and equipment                           (22,992)                  -
                                                                -----------------    ----------------
    Net cash used in investing activities                                (22,992)                  -
                                                                -----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Receipts from officer loan                                            74,666             179,842
    Proceeds from subscription receivable                                      -              82,043
    Proceeds from issuance of common stock                             1,259,072             628,473
                                                                -----------------    ----------------
       Net cash provided by financing activities                       1,333,738             890,358
                                                                -----------------    ----------------

NET DECREASE IN CASH & CASH EQUIVALENTS                                     (430)             (9,475)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                 2,293              25,352
                                                                -----------------    ----------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                         $          1,863     $        15,877
                                                                =================    ================











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

         The Company's primary business is the production and sale of medical equipment, parts and services to hospitals, surgery centers, research labs, physician offices and veterinarians. Equipment sales include new c-arms, c-arms tables, remanufactured c-arms, used c-arm and surgical tables. Part sales are comprised of new or renewed replacement parts for c-arms.

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

DUE TO OFFICER

         At September 30, 2008, the Company had a balance due to the Chief Executive Officer of the Company of $466,404 for amounts borrowed. The amount is due on demand, interest free and secured by the assets of the Company.

EQUIPMENT DEPOSITS

         Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balance at September 30, 2008 was $190,496.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

REVENUE RECOGNITION

         The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements" ("SAB 104"). SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. The Company accrues for warranty costs, sales returns, and other allowances based on its experience. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company recognizes warranty revenue over the term of warranty period. Deferred revenue is recognized at the time of warranty sales.

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

BASIC AND DILUTED NET LOSS PER SHARE

         Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No. 15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

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

         In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement replaces FASB Statement No. 141, "Business Combinations." This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

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

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement will not have an impact on the Company's financial statements.

3. ACCOUNTS RECEIVABLE

         All accounts receivable are trade related. These receivables are current and management believes are collectible except for which a reserve has been provided. The balance of accounts receivable as of September 30, 2008 was $110,531. The reserve amount for uncollectible accounts was $1,375 as of September 30, 2008.

4. INVENTORIES

         Inventory was comprised of the following as of September 30, 2008:


                    Parts inventory                   $          214,026
                    Finished goods                               339,133
                    Inventory reserve                           (229,972)
                                                       -------------------
                    Total, net                        $          323,187

5. PROPERTIES AND EQUIPMENT

         Property and equipment at September 30, 2008 was as follows:


                    Furniture and office equipment    $           78,695
                    Tools and shop equipment                      54,183
                    Vehicles                                     105,871
                                                                 238,749
                    Less accumulated depreciation               (210,038)
                                                       -------------------
                    Total, net                        $           28,711

         Depreciation expenses were $12,953 and $11,420 for nine months ended September 30, 2008 and 2007, respectively.

6. ACCRUED EXPENSES

         Accrued expenses consisted of the following as of September 30, 2008:

                    Accrued payroll taxes             $           10,412
                    Other accrued expenses                        24,702
                    Accrued legal fees                           404,926
                    Accrued Ongoing Litigation                 1,818,665
                                                       ------------------
                    Total                             $        2,258,705

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

7. STOCKHOLDERS' EQUITY

COMMON STOCK

         During the nine month period ended September 30, 2008, the Company issued 22,943,634 shares of common stock for cash capital contributions of $1,358,399, as part of a private placement.

         During the nine month period ended September 30, 2008, the Company issued 418,333 shares of common stock for consulting services. The Company recorded $54,383 as consulting fees expense to settle the payment as agreed on the date of invoice at the fair market value.

         During the nine month period ended September 30, 2008, the Company amortized $18,750 as a consulting expense which was prepaid as of December 31, 2007.

8. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

         The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

         The Company paid income taxes of $0 and interest of $3,885 during the nine month period ended September 30, 2008. The Company paid income taxes of $0 and interest of $96.65 during the period ended September 30, 2007.

9. GOING CONCERN

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the nine month period ended September 30, 2008, the Company had incurred losses of $505,231. The Company has an accumulated deficit of $10,285,408 at September 30, 2008. In addition, the Company had negative cash flow from operating activities amounting to $1,311,177 during the nine month period ended September 30, 2008. The continuing losses have adversely affected the liquidity of the Company.

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

         Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the nine month period ended September 30, 2008, toward (i) obtaining additional equity financing and in that regard in 2008, the Company was in process of offering to sell more shares at $0.06 per share in a private placement to accredited investors, (ii) controlling of salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods, and (v) increasing marketing and sales. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost. The Company has also established a hiring policy under which the

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

Company will refrain from hiring additional employees unless approved by the Chief Executive Officer and Chief Financial Officer. Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense and on a monthly basis. Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

10. COMMITTMENTS

         The Company has a facility lease agreement effective October 1, 2004 for five years with an option to extend for a 60 month period.

         Future  minimum  lease   commitments,   excluding  property  taxes  and
insurance, payable at September 30, 2008 are approximately as follows:

                    2008               30,030
                    2009               90,630
                                    ---------
                                    $ 120,660

         Rent expenses for leased facility were $90,630 and $90,630 for the nine month period ended September 30, 2008 and 2007, respectively.

11. CONTINGENCIES & LITIGATION

         Partly in connection with a fire at the Company's facility on or about February 19, 2002, in which the Company's manufacturing, warehouse, and office facilities were substantially destroyed, the Company has become engaged in litigation in several courts, described in the following paragraphs.

         On February 28, 2002, the Company (as Imaging Services, Inc.) initiated legal proceedings in the Los Angeles Superior Court against its construction contractor, Tower Engineering [IMAGING SERVICES, INC. AND DEAN JANES V. TOWER ENGINEERING, Los Angeles Superior Court case number EC033979.] In connection with that action, Tower Engineering filed a cross-complaint against the Company, seeking payment of allegedly outstanding invoices related to the same construction. The Company answered the cross-complaint, denying its allegations. A primary defendant in that action, Mario Osorio, dba Albert's Electric Service, was discharged in a bankruptcy action, and his insurer has also gone into liquidation. Summary judgment was entered against the Company with respect to its affirmative claim for relief in connection with the Company's fire losses, and this ruling was upheld on appeal. The claims of Tower Engineering for allegedly unpaid invoices were presented to binding arbitration. Another construction-related collection case, WESTSIDE WHOLESALE ELECTRIC AND LIGHTING, INC. V. MARIO ALBERT OSORIO, DBA ALBERT'S ELECTRIC SERVICE, AND DEAN JANES; Los Angeles Superior Court case number 02K02597, was consolidated with the primary IMAGING VS. TOWER action, and was arbitrated at the same time. Imaging3, Inc. and Dean Janes were found liable to the claimants in the amount of $69,187 plus costs. The trial Court awarded costs against the Company of $9,954. A judgment for costs on appeal against Imaging3, Inc. in favor of Tower has been made in the amount of $253, and remains outstanding. As of September 30, 2008, the total amount due amounted to $79,394 accrued in the financial statements.

         On April 25, 2002, the Company initiated litigation against a former employee and his subsequent employer for unfair business practices and related business torts in connection with that employee's post-termination conduct. In that action, IMAGING SERVICES, INC. V. DAN ASBILLE, IMAGING TECHNOLOGIES, AND COMPUTRON INC.; Los Angeles Superior Court Case Number BC 272665, the Company alleged causes of action for Intentional Interference with Prospective Business Relations, (2) Breach of the Implied Covenant of Good Faith and Fair Dealing,

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(3) Unfair Business Practices, (4) Fraud, (5) Conversion, (6) Constructive Trust, (7) Declaratory Relief, (8) Implied Contractual Indemnity, (9) Total Equitable Indemnity, (10) Partial Equitable Indemnity, and (11) Contribution and Repayment. This action was filed in the Northwest District of the Los Angeles Superior Court. Two of the defendants, individual defendant Danny Asbille, and Computron Display Systems, Inc. responded with cross-complaints against the Company for breach of contract and conversion, which were defended in conjunction with the Company's prosecution of the initial Complaint. In January 2004, a jury in this action found in favor of the Company with respect to the Company's conversion claims against Danny Asbille and Computron Display Systems, Inc., and awarded the Company $88,557. The same jury found in favor of Computron Display Systems, Inc. with respect to its conversion claim against the Company in the amount of $17,500. That jury also awarded $97,500 to Danny Asbille with respect to his contract claim against the Company. No payments associated with any of these awards have been made. As of September 30, 2008, the total amount due amounted to $26,443 accrued in the Company's financial statements.

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

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

CENTER LLC VS. IMAGING3, INC., Clark County (Las Vegas) District Court case # A516984; TOMS RIVER SURGERY CENTER, LLC VS. IMAGING3, INC., Los Angeles Superior Court case number BC288311, filed January 9, 2003; VETERINARY MANAGEMENT SERVICES, INC. V. IMAGING SERVICES, INC.; Colorado case number 01-CV-001419; filed on May 25, 2002.

         AMBULATORY SURGERY CENTERS OF AMERICA VS IMAGING3, INC. was resolved through mediation at which time the Company agreed to reimburse ASCOA approximately $36,000.00. As of September 30, 2008, the total amount due amounted to $36,000 accrued in the Company's financial statements.

         The ARKANSAS MEDICAL IMAGING LLC VS. IMAGING3, INC. action was resolved through mediation on or about March 3, 2006, at which time the Company agreed to make sixty (60) payments of $1,250 per month, commencing on March 20, 2006. The first payment pursuant to this agreement was made in March, 2006. As of September 30, 2008, the total amount due amounted to $38,750 accrued in the Company's financial statements.

         The AT&T VS IMAGING3, INC. was resolved through mediation at which time the Company agreed to reimburse AT&T approximately $20,728. This account was subsequently sent to the Collection Bureau of America. As of September 30, 2008 the total amount due amounted to $20,728 accrued in the Company's financial statements

         The COVINGTON ANESTHESIA ASSOC. matter resulted in a judgment in favor of the plaintiff in the amount of $7,654 principal, plus attorneys' fees, court costs, and interest in October 2003; a sister-state judgment was entered in the Los Angeles Superior Court in September, 2004 in the amount of $11,227 (Los Angeles Superior Court case # 04C01792). As of September 30, 2008, the total amount of $11,227 was still outstanding and accrued in the Company's financial statements.

         The DAN ASBILLE VS IMAGING3, INC. was resolved through mediation at which time the Company agreed to reimburse Mr. Asbille approximately $26, 443. As of September 30, 2008, the total amount due amounted to $26,443 accrued in the Company's financial statements.

         The DELAGE LANDEN case sought $16,619 plus interest from June 1, 2003 and attorneys' fees; negotiation resulted in a settlement, pursuant to which the Company was to pay $750 per month for eleven months, with a final payment thereafter of $4,750. As of September 30, 2008, the total amount due amounted to $9,000 accrued in the Company's financial statements.

         The DLW case sought more than $46,100 plus attorneys' fees and litigation costs from the Company and individuals affiliated with it. On April 20, 2004, the Company's Motion to Compel Arbitration was granted, and the action was stayed pending completion of arbitration, which has not been set.

         The DOVE case in Texas, on January 23, 2004, resulted in a judgment against the Company and Dean Janes in the amount of $17,100, plus interest from January 23, 2004 at 5% per annum, plus attorneys' fees of $5,500, and costs of court. The plaintiff in that case has initiated collection activity in California. As of September 30, 2008, the amount of 23,575 accrued in the Company's financial statements.

         The EXECUTIVE CAR LEASING action sought $14,901 plus collection costs and fees against the Company. The Company filed an answer to the complaint, asserting a number of affirmative defenses. The action (and a related matter upon which suit was not filed) were settled for a total of $11,500, to be paid in 23 equal installments of $500. As of September 30, 2008, the total amount due amounted to $0. This account has been satisfied.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

         The FAIRFIELD PAIN MANAGEMENT CENTER action sought $142,500, plus "consequential" damages in excess of $20,000.00, plus costs against the Company. The Company has agreed to the terms of a settlement (still being documented) as follows: One-Hundred and Forty-Two-Thousand, Five-Hundred Dollars ($142,500.00, the "Settlement Sum"), in monthly installments as follows:

         i. One-thousand, five-hundred dollars ($1,500) per month, for twelve months ($18,000), commencing on March 15, 2006. Thereafter,
         ii. Two-thousand dollars ($2,000) per month, for twelve months ($24,000). Thereafter,
         iii. Two-thousand, five-hundred dollars ($2,500) per month, for twelve months ($30,000). Thereafter,
         iv. Three-thousand dollars ($3,000) per month, for twelve months ($36,000.00). Then,
         v. A balloon payment of the balance ($34,500) at the end of the 48 monthly installments.

         As of September 30, 2008 the amount of $97,500 is accrued in the Company's financial statements.

         The MEDISON action, initiated on or about April 28, 2004 and sent to the Company some time thereafter, sought $515,000 plus interest, and was submitted, by the claimants, to the Korean Commercial Arbitration Board. The Company submitted a response to the claimants' Application for Arbitration, objecting to the Board's jurisdiction, and opposing the claimants' assertions on their merits. In or about December 2004, the Korean Commercial Arbitration Board awarded the claimants, against the Company, $515,000, plus interest at varying rates from March 1, 2002. The claimants filed suit in the United States District Court on April 15, 2005, seeking to enforce and collect the award of the Korean Commercial Arbitration Board. The plaintiffs' complaint prayed for $692,277, plus attorneys' fees, costs, and interest at an annual rate of twenty percent (20%), or $318.142241 per day. In June, 2006, Judgment was entered in favor of the plaintiffs in the amount of $804,687.16, consisting of principal in the amount of $515,000 and interest in the amount of $289,687. Interest continues to accrue at the rate of 20% per annum. The judgment is presently under appeal. As of June 30, 2008, the amount of $804,687 is accrued in the financial statement. As of September 30, 2008, the balance was accrued on the Company's balance sheet in the amount of $804,687.

         The MODERN PRINTING action was settled in October, 2003, with the Company agreeing to make four monthly installments of $2,000.00 each, with a total of $16,000.00 due (less payments made) in the event of a default. As of September 30, 2008, the amount of $16,000 is accrued in the Company's financial statements.

         The NORTH AMERICAN IMAGING (NAI) case had been set for trial on March 29, 2004. The Plaintiff in NAI previously obtained a writ of attachment against the Company, and sought damages against the Company and Dean Janes in the amount of $106,469; the Company had a cross-complaint against NAI. The NAI action was settled in February 2004, pursuant to which the Company agreed to pay $6,153 each month, commencing on April 1, 2004, until the total sum of $80,000 has been paid. As of September 30, 2008, this account has been satisfied.

         The NORTH SURGERY action seeks $33,500 plus costs against the Company. The Company has retained local counsel in Tennessee to represent its interests. In or about November, 2006, the plaintiff obtained summary judgment in the amount of $33,500, plus costs. As of September 30, 2008, the Company has not made any payments and the amount is accrued in the financial statements plus the interest expense of $2,358, which made the total amount accrued in the Company's financial statements to $35,858.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

         The PEACH TREE CLINIC action was filed in Yuba County, and served on the Company on June 6, 2005. The complaint seeks $30,364, plus $25,000 for "loss of use" of equipment and $5,000 for attorneys' fees. The Company successfully moved to have the matter transferred to Glendale, California, where it was ordered to mediation. In May, 2006, the Company entered into a stipulation for entry of judgment, pursuant to which the Company agreed to pay $30,364, in installments of $500 per month commencing on May 20, 2006, and continuing on the 20th day of each month thereafter, until paid in full. As of September 30, 2008, the total amount due amounted to $15,864 is accrued in the Company's financial statements.

         The Plaintiff in the SKAGIT COUNTY case sought $43,198 plus punitive damages, interest, costs and attorneys' fees. The SKAGIT COUNTY action has been settled, through the Company's agreement to pay a total of $32,398, plus interest at 5% per annum within 24 months. An initial payment of $2,000 was paid on July 9, 2004, and the Company agreed to make additional monthly payments of $1,000 per month, commencing on August 9, 2004, with a final balloon payment at the end of the 24th month to satisfy the $32,398 amount. As of September 30, 2008, the total amount due amounted to $22,399 accrued in the Company's financial statements.

         The STONEBRIDGE LEASING case resulted in a Pennsylvania judgment in the amount of $25,698 in July 2003. As of September 30, 2008, the Company has not made any payments and the amount is accrued in the Company's financial statements.

         The SURGERY CENTER LLC action sought $75,500.00 plus collection costs. A trial had been set for January 31, 2005. In January, 2005, the Plaintiffs and the Company agreed to the terms of a settlement, pursuant to which the Company agreed to make forty (40) monthly payments of $1,000, without interest. The plaintiff contends that only four payments were made, the last in July of 2005, and has filed a proposed judgment upon stipulation against the Company in the amount of $71,000 The Company accrued $71,000 as of September 30, 2008.

         The TENAYA SURGICAL action was filed in Clark County (Las Vegas), Nevada in February 2006, and served on the Company thereafter. It names, as Defendants, the Company as well as Dean Janes, Michelle Janes, Xavier Aguilera and Christopher Sohn. The plaintiff's non-contractual claims have been abandoned. The complaint seeks contractual and tort damages "in excess of $10,000.00" relative to an April 13, 2005 contract. The Company is utilizing Nevada counsel (Steven Day of Cohen, Johnson & Day) to represent its interests. Arbitration and Plaintiff's summary judgment were scheduled to be held in February, 2007. The Company accrued $ 50,000 in the Company's financial statement as of September 30, 2008.

         The TOMS RIVER SURGERY case sought $192,604.00 plus punitive damages, attorneys' fees and costs of collection, and was settled in June 2004, with the Company's agreement to pay Toms River $88,000 plus interest at 6% per annum from June 1, 2004 until the date of full payment, which was to be made no later than January 1, 2006. Not all of the agreed payments were made, and Judgment has been entered against the Company (and recorded in Los Angeles, Orange, Riverside, Ventura, Santa Barbara, and San Bernardino Counties) in the amount of $96,750. As of September 30, 2008, this account has since been satisfied and paid in full.

         The TOWER ENGINEERING VS IMAGING3, INC. was resolved through mediation at which time the Company agreed to reimburse Tower Engineering approximately $79,395. As of September 30, 2008, the total amount due amounted to $79,395 accrued in the Company's financial statements.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

         The Company employed Colorado counsel as attorneys of record in the VETERINARY MANAGEMENT SERVICES case; local counsel withdrew in or about September 2002. The VETERINARY MANAGEMENT SERVICES case was scheduled to go to trial on November 24, 2003, and resulted in a default judgment against the Company in the amount of $382,900. This judgment was then entered as a sister-state judgment in California in the amount of $382,900 (Los Angeles Superior Court case # BS091681); the Company has filed a Motion to Vacate this entry of judgment, which motion was denied on October 28, 2004. The Company has filed a Notice of Appeal, and expects to seek recourse through further proceedings. As of September 30, 2008, the Company accrued $382,900 in the Company's financial statements.

         The WAYNE LEBLEU & ASSOC. VS. IMAGING3 case resulted in a default judgment of $4,010 on June 7, 2004, and, in September 2004 was entered as a sister-state judgment in California in the amount of $5,540 (Los Angeles Superior Court case #04C01777).

12. RELATED PARTY TRANSACTION

         The Company has a consulting agreement with the Chief Executive Officer of the Company (the "CEO") pursuant to which the CEO receives compensation of $12,000 per month. Under the consulting agreement, the CEO provides consulting services to the Company on matters concerning the provision of management, administrative, marketing, and financial services. The consulting agreement is terminable on 30 days notice by either party. The consulting agreement commenced on January 1, 2002 and will continue until such time as the Company withdraws the agreement or the CEO resigns. The accrued compensation has been included in due to officer.

         During the normal course of business, the CEO advances funds to the Company and in turn the Company will reimburse him. These transactions are recorded as due to officer.

         The balance due to officer amounts to $466,404 as of September 30, 2008

13.  OTHER INCOME

         The Company has continuously accrued interest and penalty on the disputed payroll tax of $103,622 on its book since 2003. On September 24, 2008, the lien was released for the full satisfaction of federal payroll taxes. As the result, the total of $170,372 which was composed of payroll tax, interest, and penalties has been recorded as other income on the financial statements as of September 30, 2008.

         The Company also recorded $156,977 as gain on litigation settlement which was attributed in part of the settlement and payment pertaining to Tom River Surgery Center and Medstone during the first nine month periods ended September 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

         This Form 10-Q may contain "forward-looking statements," as that term is used in federal securities laws, about Imaging3, Inc.'s financial condition, results of operations and business. These statements include, among others:

o        statements  concerning  the  potential  benefits  that  Imaging3,  Inc.
         ("Imaging3," "we," "us," "our," or the "Company") may experience from its business activities and certain transactions it contemplates or has completed; and

o statements of Imaging3's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Imaging3's actual results to be materially different from any future results expressed or implied by Imaging3 in those statements. The most important facts that could prevent Imaging3 from achieving its stated goals include, but are not limited to, the following:

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

         Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer's needs ranging from five days to six months. An operating lease agreement is utilized. The rental revenues were insignificant in the three month period ended September 30, 2008. Written rental agreements are used in all instances.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

         We had revenues during the nine months ended September 30, 2008 of $1,407,424 compared to $992,427 for nine months ended September 30, 2007, which represents a 41% increase. This increase in revenue is due in part to the Company's focus on sales as well as pending sales from the previous period as well as from its normal aggressive marketing campaign for this period. During the nine months ended September 30, 2008, our equipment sales were $1,058,768 compared to $590,658 for the nine months ended September 30, 2007, representing an increase in equipment sales of $468,110 in 2008. Our service and parts sales for the nine months ended September 30, 2008 were $371,556 compared to $385,098 for the nine months ended September 30, 2008, a slight decrease.

         Our cost of revenue was $558,327 for the nine months ended September 30, 2008 compared to $589,767 for the nine months ended September 30, 2007, which represents a decrease of $31,440 or 5%. This decrease is due in large part to decreased equipment prices for the same period. We had an increase in gross profit margin during the nine months ended September 30, 2008 of $849,097 compared to $402,660 for the same period in 2007. Our operating expenses did not vary substantially from $1,748,763 for the nine months ended September 30, 2007 compared to $1,644,838 for the nine months ended September 30, 2008. Our loss from operations during the nine months ended September 30, 2008 decreased to $795,741 as compared to $1,346,103 during the nine months ended September 30, 2007, a 69% decrease. This decrease is attributable to our overall increase in revenue for this same period. Our net loss was $505,231 for the nine months ended September 30, 2008 compared to $1,360,005 for the nine months ended September 30, 2007, a 62% decrease, which is attributable to an increased revenue stream and lower cost of goods sold for the period.

         During the nine month period ended September 30, 2008, the litigation concerning Tom's River, which has been on going since 2006, was settled for $38,016. No other litigations were incurred or resolved during the three month period ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position was $1,863 at September 30, 2008 compared to $15,877 at September 30, 2007.

         As of September 30, 2008, the Company had current assets of $484,460, non-current assets of $59,735, and current liabilities of $3,134,831. The current liabilities for the same period in 2007 were $3,809,468. The decrease in liabilities resulted from a decrease in accrued liabilities and accounts payable.

         Net cash used for operating activities amounted to $1,311,177 for the nine months ended September 30, 2008, compared to $899,833 for the nine months ended September 30, 2007. The increase in 2008 as compared to 2007 resulted from accrued expenses and accounts payable.

         Net cash provided by financing activities amounted to $1,333,738 and $890,358 for the nine months ended September 30, 2008, and 2007, respectively. The increase in 2008 compared to 2007 resulted from the issuance of a Private Placement Memorandum and the selling of shares of stock during the nine months ended September 30, 2008 as well as increased equipment sales.

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

         Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company's Chief Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended September 30, 2008 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


PART II.  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Partly in connection with a fire at the Company's facility on or about February 19, 2002, in which the Company's manufacturing, warehouse, and office facilities were substantially destroyed, the Company has become engaged in litigation in several courts, as described in the following paragraphs.

         On February 28, 2002, the Company (as Imaging Services, Inc.) initiated legal proceedings in the Los Angeles Superior Court against its construction contractor, Tower Engineering [Imaging Services, Inc. and Dean Janes v. Tower Engineering; Los Angeles Superior Court case number EC033979]. In connection with that action, Tower Engineering filed a cross-complaint against the Company, seeking payment of allegedly outstanding invoices related to the same construction. The Company answered the cross-complaint, denying its allegations. A primary defendant in that action, Mario Osorio, dba Albert's Electric Service, was discharged in a bankruptcy action, and his insurer has also gone into liquidation. Summary judgment was entered against the Company with respect to its affirmative claim for relief in connection with the Company's fire losses, and this ruling was upheld on appeal. The claims of Tower Engineering for allegedly unpaid invoices were presented to binding arbitration. Another construction-related collection case, Westside Wholesale Electric and Lighting, Inc. v. Mario Albert Osorio, dba Albert's Electric Service, and Dean Janes; Los Angeles Superior Court case number 02K02597, was consolidated with the primary Imaging vs. Tower action, and was arbitrated at the same time. Imaging3, Inc. and Dean Janes were found liable to the claimants in the amount of $69,187 plus costs. The trial court awarded costs against the Company of $9,954. A judgment for costs on appeal against Imaging3, Inc. in favor of Tower has been made in the amount of $253, and remains outstanding. As of September 30, 2008, the total amount due amounted to $79,394 accrued in the Company's financial statements.

         On April 25, 2002, the Company initiated litigation against a former employee and his subsequent employer for unfair business practices and related business torts in connection with that employee's post-termination conduct. In that action, Imaging Services, Inc. v. Dan Asbille, Imaging Technologies, and Computron Inc.; Los Angeles Superior Court Case Number BC 272665, the Company alleged causes of action for (1) Intentional Interference with Prospective Business Relations, (2) Breach of the Implied Covenant of Good Faith and Fair Dealing, (3) Unfair Business Practices, (4) Fraud, (5) Conversion, (6) Constructive Trust, (7) Declaratory Relief, (8) Implied Contractual Indemnity,
(9) Total Equitable Indemnity, (10) Partial Equitable Indemnity, and (11) Contribution and Repayment. This action is pending in the Northwest District of the Los Angeles Superior Court. Two of the defendants, individual defendant Danny Asbille, and Computron Display Systems, Inc. responded with cross-complaints against the Company for breach of contract and conversion, which have been defended in conjunction with the Company's prosecution of the initial complaint. In January 2004, a jury in this action found in favor of the Company with respect to the Company's conversion claims against Danny Asbille and Computron Display Systems, Inc., and awarded the Company $88,557. The same jury found in favor of Computron Display Systems, Inc. with respect to its conversion claim against the Company in the amount of $17,500. That jury also awarded $97,500 to Danny Asbille with respect to his contract claim against the Company. No payments associated with any of these awards have been made. As of September 30, 2008, the total amount due amounted to $26,443 accrued in the Company's financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three month period ended September 30, 2008, the Company sold 1,513,333 shares of its common stock for cash of $90,800 in a private placement.

         During the three month period ended September 30, 2008, the Company did not issue common stock in exchange for services rendered. When the Company does the compensation expense it is calculated based upon the fair market value which is the amount per share realized in the private placement.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS


EXHIBIT NO.                DESCRIPTION
-----------        ----------------------------------------------------
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

Dated: November 7, 2008           IMAGING3, INC.

                                  By: /s/ Dean Janes
                                      -----------------------------------
                                      Dean Janes, Chief Executive Officer
                                      and Chairman (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/Dean Janes                                    Dated: November 7, 2008
     --------------------------------------------
    Dean Janes, Chief Executive Officer
    and Chairman (Principal Executive Officer)

By:  /s/Christopher Sohn                              Dated: November 7, 2008
     --------------------------------------------
    Christopher Sohn, President
    and Chief Operating Officer

By:  /s/Xavier Aguilera                               Dated: November 7, 2008
     --------------------------------------------
    Xavier Aguilera, Chief Financial Officer,
    Secretary, and Executive Vice President
    (Principal Financial/Accounting Officer)