Form 10-K
period 2008-12-31
IMAGING3 INC
filed 2009-03-27
CIK 1205181

FORM 10-K

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2008


                         COMMISSION FILE NUMBER 0-13215

                                 IMAGING3, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                     95-4451059
      -------------------                       ----------------------------
   (State of Incorporation)                 (I.R.S. Employer Identification No.)


                3200 W. VALHALLA DRIVE, BURBANK, CALIFORNIA 91505
                -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
                    ---------------------------------------
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                                     NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS                                    WHICH REGISTERED
-----------------------                            ----------------------------
     COMMON STOCK                                              OTC


         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                       Yes |_| No |X|

         Indicate by check mark if the registrant is not required to filed reports pursuant to Section 13 or Section 15(d) of the Act.

                                                       Yes |_| No |X|

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                  |X|

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

                                                       Yes |_| No |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $7,550,007 as of February 28, 2009 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by OTC Bulletin Board).

         There were 257,474,052 shares outstanding of the registrant's Common Stock as of February 28, 2009.



                                           TABLE OF CONTENTS
PART 1
ITEM 1         Business                                                                               2
ITEM 2         Properties                                                                             15
ITEM 3         Legal Proceedings                                                                      16
ITEM 4         Submission of Matters to a Vote of Security Holders                                    16
PART II
ITEM 5         Market for Common Equity and Related Stockholder Matters                               16
ITEM 6         Selected Financial Data                                                                17
ITEM 7         Management's Discussion and Analysis or Plan of Operation                              17
ITEM 8         Financial Statements and Supplementary Data                                            22
ITEM 9         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   37
ITEM 9A(T)     Controls and Procedures                                                                37
ITEM 9B        Other Information                                                                      38
PART III
ITEM 10        Directors, Executive Officers, and Corporate Governance                                39
ITEM 11        Executive Compensation                                                                 42
ITEM 12        Security Ownership of Certain Beneficial Owners and Management and Related             43
               Stockholder Matters
ITEM 13        Certain Relationships and Related Transactions, and Director Independence              44
ITEM 14        Principal Accounting Fees and Services                                                 44
ITEM 15        Exhibits, Financial Statement Schedules                                                45
SIGNATURES                                                                                            46

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

HISTORY

         The Company was founded as Imaging Services, Inc. ("ISI") on October 29, 1993, by Dean Janes. The Company initially served as a low cost, third party service alternative for equipment made by Orthopedic Equipment Company Medical Systems ("OEC"). OEC is the largest manufacturer of mobile surgical C-arms with over a 60% market share in the United States. A C-arm is an integral component of a fluoroscopic imaging system used for various types of surgery. Management believes that prior to the Company's inception, no company solely focused on providing third party service for OEC equipment.

         In early 1994, Imaging3 began offering upgrades for OEC C-arms. The most successful upgrade was a CCD (Charged Coupled Device) camera, which improved image quality of older systems comparable with that of brand new products. This offering became so successful that the Company integrated this upgrade with used OEC C-arms and built custom units for NASA, Harvard, University of California at Irvine, University of California at Davis, Baylor University, Baxter Healthcare and other prestigious healthcare organizations. Later that year, Imaging3 applied for and received United States Food and Drug Administration ("FDA") approval for this device described as the NASA II CCD C-arm.

         In mid 1995, Imaging3 purchased the assets of ProMedCo. ProMedCo had an exclusive agreement with OEC to remanufacture OEC C-arms for OEC Medical Systems. Though the purchase did not transfer the agreement, it eliminated one of the Company's competitors and provided a substantial inventory of replacement parts. Access to these replacement parts allowed Imaging3 to increase immediately its production levels and created the opportunity to remanufacture OEC's complete product line, thereby increasing the models ISI could offer its customers. Also, this purchase allowed the Company to enter the lucrative parts sales business.

         In 2000, the Company continued its expansion by purchasing a sales company in San Diego, California. This asset purchase brought an extensive database with over 43,000 physician names, hospitals, medical centers and surgery centers contact information as well as a streamlined automated sales force. Also, as part of this expansion, several key employees, most of whom were former employees of OEC, were hired to increase the Company's service presence in Arizona, Washington, Nevada, Florida and Hawaii with a national service presence as the ultimate goal. In 2002, the Company closed the San Diego office and consolidated operations in Burbank, California.

         On February 19, 2002, a fire gutted the Company's principal operating facility, causing an estimated $4.3 million in damage. The 10,800-square-foot structure was subsequently rebuilt and the Company has reoccupied it. In the interim, the Company previously leased temporary facilities. The damage to the building and the loss of the Company's equipment were partially covered by liability insurance. Nevertheless, the fire disrupted the Company's operations.

         In order to better position the Company for its future direction, away from service and toward providing proprietary medical imaging products, the Company changed its name from Imaging Services, Inc. to Imaging3, Inc. on August 20, 2002.

         On June 15, 2007, the Company filed with the FDA a 510(k) application for approval of the Company's medical diagnostic imaging device for sale in the United States. Assuming that the FDA grants approval, the Company intends to follow up and apply to sell the product on the European and then worldwide markets. The FDA is currently reviewing the application, and management is not certain if or when FDA approval will be granted. The Company completed building its first prototype medical diagnostic imaging device in April 2007.

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

EXISTING BASE OF BUSINESS TO LAUNCH A PROPRIETARY PRODUCT

         Imaging3 is an established company with revenues and an industry reputation. While the Company began as a service provider, it quickly expanded to include equipment and parts sales, both new and renewed. Management believes that Imaging3 is the largest remanufacturer of C-arms in the world. The Company offers new, demonstration, remanufactured, refurbished and pre-owned systems in all price ranges from every major manufacturer including OEC, General Electric ("GE"), ISI, Philips, Siemens, FluoroScan, XiScan and Ziehm. The Company supplies full-size, compact and mini C-arms.

         Management believes that Imaging3 is also the largest distributor of C-arm tables in the United States. The Company offers new, demonstration, remanufactured, refurbished and pre-owned C-arm tables in all price ranges from every major manufacturer. The Company also supplies pain management tables, surgery tables, urology tables and vascular tables. Imaging3's management intends to use the Company's base of operations and channels of distribution to launch its new medical imaging devices business, based on its breakthrough Imaging3 technology.

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

PROPRIETARY TECHNOLOGY

PATENT

         On June 23, 2004, U.S. Patent No. 6,754,297 was granted in the name of Dean Janes, entitled Apparatus and Method for Three-Dimensional Real-Time Imaging System. The rights to this patent have been assigned to the Company.

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

THE "O" DEVICE

         Part of the Company's invention is based on an "O" device to create a circular gantry similar to that used with CT to scan a patient a full 360 degrees with fluoroscopic radiation. This approach is expected to allow imaging of the patient from any frame of reference or angulation. (Current medical imaging devices are limited to 150 degrees to 360 degrees with mechanical orientation or manipulation.) 3D imaging requires an "O" device to scan the patient in increments of 360 degrees to allow construction of a three dimensional image. By scanning the patient in 360 degrees and acquiring images at 30 to 60 frames per second, management believes a three dimensional image can be constructed.

IMAGING3 TECHNOLOGY DIFFERS FROM OTHER APPROACHES

         The "O" device approach is similar to that used in a CT scan. The difference is CT is used to image a "slice" of the anatomy and not intended for real-time fluoroscopic imaging. The slice is obtained by using a fulcrum reference point and rotating the X-ray source and image receptor in reference to that point. This basic geometry creates a 2D image in any depth desired, in any region of the body. The "O" device would use a similar fulcrum point to reference depth, but the scan would not create a slice but instead a real-time image captured at 30 to 60 frames per second in 360 degrees. Further, management believes that the "O" device would be used for conventional fluoroscopic imaging with the advantage of positioning the X-ray source and receptor at any angulation desired.

         Currently,  3D imaging is used only for reconstructive  post processing reference images. Magnetic resonance imaging ("MRI"), CT and ultrasound currently have this capability. The 3D images are created by multiple scans of 2D images that require a long period of time to process into a three dimensional image. The image created is then used only for reference, not real time manipulation in the body. The Company anticipates that it's 3D images will be constructed almost instantly and will available to be used as real time references whenever multiple frames of reference are required to perform medical procedures on or in the human body.

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

         The Company's management believes that opportunities exist not only for new companies in imaging products but also software companies for image processing and Picture Archiving and Communication Systems ("PACS") networks. Technological developments continue, which consistently result in new products.

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

POSITIONING

         Management believes that Imaging3 can be positioned as offering the superior solution for producing medical diagnostic images. Management believes that the Company's unique advantage is that it can offer a diagnostic imaging solution that will allow healthcare providers to view real time references for virtually any procedure. The Company plans to reposition its competitors by demonstrating that their offerings are inadequate because they:

         o        Do not provide 3D images;
         o        Do not provide images in real time;
         o        Do not provide high resolution images; and
         o        Are too costly.

SALES STRATEGY

         After undertaking a marketing campaign, the Company intends to aggressively sell its medical diagnostic imaging devices in the United States. International sales efforts will follow after achieving market penetration in the domestic marketplace.

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

TARGET MARKET SEGMENT

         The Company's management has identified general medical and surgical hospitals in the United States as its primary target market segment for Imaging3 technology. According to D&B/iMarket, there are the 12,041 general medical and surgical hospitals in the United States.

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

         FIELD SALES FORCE

         Management anticipates that the majority of the Company's selling efforts to large accounts will be handled internally through its field sales force. Imaging3 has chosen to use a direct sales force because its large accounts require considerable customer education and post-sales support--directly from the Company. Management believes that the Company's price points, pricing structure and profits are such that its cost of sales warrants a "person-to-person" selling strategy.

         DEALERS AND MANUFACTURERS' REPRESENTATIVES

         The Company plans to supplement its own field sales force by entering into agreements with dealers and manufacturers' representatives. Because dealers and manufacturers' representatives carry several product/service lines that are compatible with the Company's products and services, Imaging3 plans to select dealers and manufacturers representatives carrying complementary and compatible products and services, as well as dealers and manufacturers' representatives that sell dissimilar products and services yet ones that are appropriate to their customers' customer.

EMPLOYEES

         The Company currently employs nine full-time individuals, all of who are working at the Company's offices at 3200 W. Valhalla Drive, Burbank, California 91505. Of those nine full-time employees, five are employed in administrative, marketing, and sales positions, and the remaining four are technical employees employed in research, development and production positions. The Company projects that during the next 12 months, the Company's workforce is likely to increase.

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

GOVERNMENT REGULATORY APPROVAL PROCESS

         All the Company's products are classified as Class II (Medium Risk) devices by the FDA and clinical studies with the Company's products will be considered to be Non-Significant Risk Studies ("NSR"). Imaging3's business is governed by the FDA and all products typically require 510(k) market clearance before they can be put in commercial distribution. The Company is also regulated by the FDA's Quality Systems Regulation ("QSR"), which is similar to the ISO9000 and the European EN46000 quality control regulations. All of the Company's products currently in production or manufactured by other vendors are approved for marketing in the United States under FDA's 510(k) regulations.

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

         Imaging3 has not sought or obtained a determination from the FDA whether a 510(K) submission is required. The FDA does not offer an opinion or determination of what submission is required. The FDA does provide a database of devices, classifications and Regulation numbers. In the Company's research of this database the Company determined several Class II devices meet the Company's criteria for submission. These devices are listed in the table below.

PRODUCT CODE    CLASS     DESCRIPTION                                REGULATION
------------    -----     -----------                                ----------
IZG             II        System, X-ray, Photofluorographic          892.1730
JAB             II        System, X-ray, Fluoroscopic, Non-Image-I   892.1660
JAK             II        System, X-ray, Tomography, Computed        892.175

         This is a broad range of devices with which to compare the Company's device functionality. The FDA requires the manufacturer to submit an application, whether it is a 510(k) or PMA submission, upon receipt of the submission the FDA will respond within 30 to 45 days, with their determination of acceptance of the submission, questions and/or comments to the submission and requests for more information.

         All of the Company's current used rebuilt products are Class II devices, FDA approved through OEM for marketing. Once approved the FDA will not require the manufacture to resubmit an application or change the classification. They may however, request further information about the product(s), manufacturer and GMP requirements. The devices currently sold by this Company are not manufactured by this Company. OEC Medical Systems, is the original device manufacturer and responsible for the FDA submission of their original device(s). Imaging3 remanufactures OEC Medical Systems devices, thus the Company is not required to submit any FDA submission for these devices. In some instances, the Company has performed modifications to these devices to improve the devices functionality, and in these instances Imaging3 has submitted 510(k) applications. These modifications are to existing devices with existing classifications listed in the FDA database and cannot be reclassified. The FDA database listing for current products is listed below:

PRODUCT CODE    CLASS    DESCRIPTION                                REGULATION
------------    -----    -----------                                ----------
IZL             II       System, X-ray, Mobile                      892.1720

         As to the Company's new product and its potential for classification, the FDA requires the Company as the manufacturer to submit an application in whichever classification the Company chooses in the submission form it chooses, meaning 510(k) or PMA application. The FDA reviews the submission and determines whether the application is appropriately filed and in the correct submission format. The criteria they use for determination on a 510(k) is SE, which is a comparative analysis of the manufacturers device in the submission with existing devices already approved by the FDA. This is the purpose of the FDA's Device Classification Database, giving manufactures products with approved submissions and categories of devices to compare new device submissions. A new type of device may not be found in the product classification database. If the device is a high risk device (supports or sustains human life, is of substantial importance in preventing impairment of human health, or presents a potential, unreasonable risk of illness or injury) and has been found to be not substantially equivalent ("NSE") to a Class I, II, or III [Class III requiring 510(k)], then a PMA application will be required.

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

         The Company's new product the "Real-time 3D Imaging Device" is expected to be submitted as Product Code "IZG," Device Class II, "System, X-ray,
Photofluorographic," Regulation Number 892.1730, since this is the closest device description. The FDA may at its own choosing and determination wish to reclassify this device as a Class III, which the Company believes is unlikely, since the majority of the Company's device functions are similar to existing products currently being marketed and as classified as above.

         If the FDA determines to classify this device as a Class III device a PMA application must be filed. The PMA application is the most stringent type of device marketing application required by FDA. The applicant must receive FDA approval of its PMA application prior to marketing the device. PMA approval is based on a determination by FDA that the PMA contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use(s). An approved PMA application is, in effect, a private license granting the applicant (or owner) permission to market the device. The PMA owner, however, can authorize use of its data by another.

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

         Imaging3, Inc. is listed with the FDA as a new device manufacturer, its Registration Number is 20300565, and its Owner Operator Number is 9023393. Though the Company does not currently manufacture new devices the FDA requires the Company's registration as a remanufacturer. Imaging3 is subject to the FDA's Radiological Health Program, under the Center for Devices Radiological Health ("CDRH") division of the FDA.

         The Company must be in compliance with, Good Manufactures Practices ("GMP"), Quality Control ("QC") and Medical Device Reporting ("MDR"). The FDA may from time to time, usually every 2 to 3 years, audit the Company for compliance. In these audits the FDA reviews documents, interviews management and reviews all procedures.

         The current GMP requirements set forth in the Quality System ("QS") regulation are promulgated under section 520 of the Federal Food, Drug and Cosmetic ("FFD&C") Act. They require that domestic or foreign manufacturers have a quality system for the design, manufacture, packaging, labeling, storage, installation, and servicing of finished medical devices intended for commercial distribution in the United States. The regulation requires that various specifications and controls be established for devices; that devices be designed under a quality system to meet these specifications; that devices be manufactured under a quality system; that finished devices meet these specifications; that devices be correctly installed, checked and serviced; that quality data be analyzed to identify and correct quality problems; and that complaints be processed. Thus, the QS regulation helps assure that medical devices are safe and effective for their intended use. The FDA monitors device problem data and inspects the operations and records of device developers and manufacturers to determine compliance with the GMP requirements in the QS regulation.

         The MDR regulation provides a mechanism for FDA and manufacturers to identify and monitor significant adverse events involving medical devices. The goals of the regulation are to detect and correct problems in a timely manner. Although the requirements of the regulation can be enforced through legal sanctions authorized by the FFD&C Act, FDA relies on the goodwill and cooperation of all affected groups to accomplish the objectives of the regulation.

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

         The Company is also required to report under the MDR requirements, which are for injuries and deaths, of which the Company has had none since its registration.

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

         Imaging3's last audit with the FDA was in 2000 and the Company expects a new audit to take place shortly after its new device is submitted in a 510(k) application.

         In an audit performed by the FDA, the Company's records for service and repair, quality control, device labeling and serial number tracking are reviewed. If the FDA finds issues of non- compliance they issue a letter requesting correction, giving the Company 30 days to correct the non-compliance. Extensions can be requested to reply, but most issues if any can be handled in a 30-day period.

         Since the Company's registration with the FDA in 1995, it has had only one audit. The Company did not receive any notice or correspondence of non-compliance due to that audit. The Company received only a one suggestion regarding its record keeping process, which addressed preventive maintenance forms being included in all customer files, for which the Company provides service. Imaging3, to its knowledge, has been in good standing with the FDA, receiving no actions or correspondence.

         The Company is also licensed with the State of California as a Device Manufacturer, license number 63620. Both require annual renewal registration updates, listing any new products being manufactured or marketed. The State of California currently follows the FDA standards and requirements.

         The Company has had no instances of non-compliance with either the FDA or the state of California. The consequences of non-compliance range from, letter stating non-compliance and a period to cure, suspension of manufacturing and distribution to fines and suspension of operations.

         Imaging3 estimates it will obtain FDA approval this year, although there is no assurance that this approval will be granted when expected. This estimate for FDA approval is based on Mr. Janes' past experience with 510(k) submissions. All of the Company's marketing efforts for the new device must start from the date the FDA approves the device to be marketed. Since the Company is already registered with the FDA as a new device manufacturer and has been through an audit performed by the FDA, the FDA is already familiar with the Company and its processes. The FDA may wish to obtain updated information about the Company and may require more time to process this 510 (k) submission than estimated.

         In two other 510(k) submissions by Mr. Janes, the process lasted approximately 120 days, however, these systems were not as complex. Management believes Mr. Janes' familiarity with the process and experience with 510(k) submissions will help the Company to stay within its estimate. With Mr. Janes, the Company does not have to seek help in this process, through consultants as most companies must, which add to the expense and delays in this process. Management believes that having a person in-house having the experience with the process, understanding 510(k) submissions, direct access to all engineering and proprietary knowledge is a distinct advantage and should allow the Company complete the process within the estimated time.

         To enter the European market, the Company's products as well as its quality assurance systems will have to be approved and certified by an authorized certifying body such as Technischer Uberwachungsverein; English translation: Technical Inspection Association ("TUV"), Underwriters Laboratories ("UL") or British Standards Institute ("BSI"). In the future, the Company may plan to go through this process as a part of its overall enhancement of the quality systems.

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

         UL is an independent, not-for-profit product-safety testing and certification organization. They test products for public safety for more than a century. Since their founding in 1894, they have held the undisputed reputation as a leader in product- safety testing and certification within the United States. Management believes that building on their household name in the United States, that UL is becoming one of the most recognized, reputable conformity assessment providers in the world. Today, their services extend to helping companies achieve global acceptance, whether for an electrical device, a programmable system, or an organization's quality process.

         BSI, exists to help industry develop new and better products and to make sure that products meet current and future laws and regulations. It tests products from medical devices to fire extinguishers to lamps for football stadium against published standards.

         Far East, Middle East, Eastern European, and Latin American markets have different regulatory requirements. The Company intends to comply with applicable requirements if and when it decides to enter those markets.

OTHER GOVERNMENT REGULATIONS

         The delivery of health care services has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of health care services. Federal law and regulations are based primarily upon the Medicare and Medicaid programs. Each of these programs is financed, at least in part, with federal funds. State jurisdiction is based upon the state's interest in regulating the quality of health care in the state, regardless of the source of payment. The Company believes that it is materially complying with applicable laws, however, the Company has not received or applied for a legal opinion from counsel or from any federal or state judicial or regulatory authority. Additionally, many aspects of the Company's business have not been the subject of state or federal regulatory interpretation. The laws applicable to the Company are subject to evolving interpretations. If the Company's operations are reviewed by a government authority, it may receive a determination that could be adverse to the Company. Furthermore, laws that are applicable to the Company may be amended in a manner that could adversely affect the Company.

         Only a very small portion of the Company's revenues come through this system. All of the Company's revenues are obtained from sales and service to vendees who pay the Company directly. The Company is not subject to Medicare, Medicaid, or any other federally funded health care program.


ITEM 2. PROPERTIES

         The Company currently maintains its administrative offices and production facility at 3200 W. Valhalla Drive, Burbank, California 91505. This facility contains 10,600 square feet of space, and the Company currently pays rent at a rate of $1.05 per square foot, gross.

ITEM 3. LEGAL PROCEEDINGS

         The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time is considered to be material to the Company's business or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The Company's common stock trades on the OTC Bulletin Board Market under the symbol "IMGG." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

               YEAR ENDED DECEMBER 31, 2008            HIGH              LOW
     --------------------------------------            -------           -------
     First Quarter ended March 31, 2008                $0.12             $0.12
     Second Quarter ended June 30, 2008                $0.12             $0.10
     Third Quarter ended September 30, 2008            $0.078            $0.078
     Fourth Quarter ended December 31, 2008            $0.069            $0.055

               YEAR ENDED DECEMBER 31, 2007            HIGH              LOW
     --------------------------------------            -------           -------

     First Quarter ended March 31, 2007                $0.13             $0.12
     Second Quarter ended June 30, 2007                $0.11             $0.1075
     Third Quarter ended September 30, 2007            $0.13             $0.135
     Fourth Quarter ended December 31, 2007            $0.1225           $0.12

--------------------------------------

         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         As of February 28, 2009, there were approximately 649 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of February 28, 2009, there were approximately 257,474,052 shares of common stock outstanding on record.

DIVIDENDS

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

         The Company has not yet, but may in the future, establish a management stock option plan pursuant to which stock options may be authorized and granted to the executive officers, directors, employees and key consultants of the Company. In the event the Company establishes the stock option plan, the Company expects to authorize approximately 16,000,000 shares or more for future issuance.

WARRANTS

         As of December 31, 2008, the Company had no warrants outstanding.

ITEM 6. SELECTED FINANCIAL DATA.

         Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

         This Form 10-K contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Imaging3 Inc.'s ("Imaging3," "we," "us," or the "Company") financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-K. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts'
expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

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

         Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer's needs ranging from five days to six months. An operating lease agreement is utilized. The rental revenues were insignificant in the twelve month period ended December 31, 2008. Written rental agreements are used in all instances.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2007.

         We had revenues for the year ended December 31, 2007 of $1,323,773 as compared to $1,755,754 for the year ended December 31, 2008, which represented a 32% increase. The increase in sales was attributed directly to an increase in equipment sales for this period. For the year ended December 31, 2008, our remanufactured equipment sales were $1,116,000 as compared to $782,585 for the year ended December 31, 2007, representing an increase in equipment sales of $333,415 or 42%. Our service and parts sales for the year ended December 31, 2007 were $186,050 as compared to $153,087 for the year ended December 31, 2008, which is a decrease of $32,963 or 21%.

         Our rental revenue has been a little more than 1% of our total revenue in the past two years and is recognized over the term of the lease agreement. Rental revenues are only deemed earned as collected. In February 2002, a fire destroyed our manufacturing facility and headquarters building along with our entire inventory, all office equipment and internal infrastructure. Rebuilding the Company's inventory and entire infrastructure continues to this day. The amount of insurance received from this fire was approximately $2,400,000, which was inadequate to replace inventory and rebuild the necessary assets and infrastructure required to be rebuilt over eight years of prior business. Several employees were let go and offices in San Diego, Arizona, Washington and Florida were closed, which lowered administrative expenses but negatively impacted revenue and income as well. Although the Company has made significant strides, it continues on the path of rebuilding.

         Our cost of revenue was $910,125 for the year ended December 31, 2007 as compared to $662,232 for the year ended December 31, 2008, a decrease of $247,893 or 37%. This decrease resulted directly from decreased costs for equipment, parts, sales and services. The Company's gross profit margin for the year ended December 31, 2007 was $413,649 as compared to $1,093,521 for the year ended December 31, 2008, a 164% increase, giving the Company a strong gross profit margin for the year. This is due to increased revenue and decreased costs in 2008. The Company's total operating expenses decreased from $2,465,299 for the year ended December 31, 2007 to approximately $2,278,720 for the year ended December 31, 2008, a decrease of 8% due to decreased general and administrative expenses. Outside consulting expenses decreased by $121,780. Overall professional fees have decreased by $119,516 or 21% due in part to a decrease in outside consulting fees. Auto expense increased in part and was caused primarily by the increased impact affected by the overall gasoline price increases for the year. Travel and entertainment expenses decreased by $12,871 which was caused primarily by a late surge in December 2008 sales as well as late expenses resulting from the RSNA annual convention in Chicago, Illinois. The taxes account was impacted by other taxes that decreased by $12,371 as evidenced by decreased sales to clients in the State of California, which reduced taxes owed to the State Board of Equalization and to the County of Los Angeles. The net overall increase of $1,548 in utilities to the Burbank Department of Water and Power was as a result of satisfying most of the debt owed to the City, which mistakenly read only one meter rather than two meters. Once the City realized its mistake, it quickly assessed the Company the difference for the period and arranged a workout with an advance for payment of the difference. Our net loss for the fiscal year ending December 31, 2007 was $2,061,255 as compared to $906,929 for the fiscal year ending December 31, 2008. This improvement was as a direct result from increased revenues and controlled expenses for the year.

         At December 31, 2008 the Company had a balance due to the Chief Executive Officer of the Company amounting to $784,210 for the amount borrowed by the Company. This amount is due on demand, secured and interest free.

         The Company filed its tax return for 2000 as an S Corporation and changed its status to a C Corporation effective August 1, 2001. The Company accounts for income taxes under Statements of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. We have recorded insignificant liabilities of $800 per year for income taxes due to adjustments as a result of the conversion from an S corporation to a corporation for tax purposes. The provision for income taxes was recorded for the state minimum tax of $800 imposed on corporations.
(See Note 7 in financial statements for year ended December 31, 2008.)

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

         We experienced a very destructive fire in 2002 that destroyed our facilities and inventory. Due to the loss of records, inventory, facilities, assets and revenues and the disruption to our business and cash flow in the fire in 2002, several lawsuits resulted creating additional legal expenses (refer to "Legal Proceedings" and Note 12 in the accompanying December 31, 2008 financial statements for further detail). Many of these lawsuits were for equipment orders that could not be filled or serviced to the customer's satisfaction and vendor payables. The interruption in business, the destruction of our inventory and operations, legal expenses and the expenses incurred to rebuild, were sought through litigation with Tower Engineering as described in Note 12 in the accompanying December 31, 2008 financial statements. This claim, however, lost in a Motion for Summary Judgment and allowance was made for it in 2005. Further, the Arbitrator in the Tower matter ruled against us by awarding Tower a judgment for $79,394.93. Cases settled during 2005, 2006 and 2007 are as previously mentioned in this report.

         In 2008, the Company spent and recorded $15,861 for research and development of its patented technology, which includes software design, mechanical design and the manufacturing of the prototype. Costs for individuals employed by Imaging3 are absorbed in normal operating expenses and are not separated at this time for simplicity.

LIQUIDITY AND CAPITAL RESOURCES

         Our total current assets increased from $244,050 as of December 31, 2007 to $487,484 as of December 31, 2008, a difference of $243,434 or 100%.
Inventory for the year ended December 31, 2007 was $163,753 and increased to $328,740 for year ended December 31, 2008. This is due in large part to the increase in inventory during this period and the manner in which inventory is valued.

         Our total current liabilities decreased from $3,711,359 as of December 31, 2007 to $3,465,597 as of December 31, 2008. This decrease is due in large part to payment of settled accrued litigation expense as well as the liquidation of accounts payables.

         During the year ended December 31, 2007, the Company used $1,192,683 of cash for operating activities, as compared to $1,557,399 during the year ended December 31, 2008. Cash provided by financing activities during the year ended December 31, 2007 was $1,169,624, as compared to $1,651,544 during the year ended December 31, 2008.

GOING CONCERN QUALIFICATION

         The Company has incurred significant losses from operations, and such losses are expected to continue. The Company's auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2008. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing.
There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" may make it substantially more difficult to raise capital.

OFF-BALANCE SHEET ARRANGEMENTS

         None.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF IMAGING3, INC.



                                                   IMAGING3, INC.

                                          CONSOLIDATED FINANCIAL STATEMENTS

                                   FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                                      CONTENTS

Report of Independent Registered Public Accounting Firm ....................................................     23

Balance Sheets as of December 31, 2008 and 2007.............................................................     24

Statement of Operations for the years ended December 31, 2008 and 2007......................................     25

Statement of Changes in Stockholders' Deficit for the years ended December 31, 2008 and 2007................     26

Statement of Cash Flows for the years ended December 31, 2008 and 2007 .....................................     27

Notes to Financial Statements ..............................................................................  28-36

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Imaging3, Inc.

We have audited the accompanying balance sheets of Imaging3, Inc. as of December 31, 2008 and 2007, the related statements of operations, stockholders' equity, and cash flows for the two year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging3, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the two year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficit accumulated at December 31, 2008 of $10,687,106 including a net loss of $906,928 for the year ended December 31, 2008. These factors as discussed in Note 10 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS


Los Angeles, California
February 24, 2009




                                                         IMAGING3, INC.
                                                         BALANCE SHEETS
                                                          DECEMBER 31,

                                                             ASSETS

                                                                                           2008              2007
                                                                                      ----------------- ----------------
CURRENT ASSETS:
 Cash and cash equivalents                                                            $      73,447     $        2,293
 Accounts receivable, net                                                                    64,149             57,380
 Inventory, net                                                                             328,740            163,753
 Prepaid expenses                                                                            21,148             20,624
                                                                                      ----------------- ----------------
    Total current assets                                                                    487,484            244,051

 PROPERTY AND EQUIPMENT, NET                                                                 23,755             18,673

 OTHER ASSETS                                                                                31,024             31,024
                                                                                      ----------------- ----------------
                                                                                      $     542,263            293,747
                                                                                      ================= ================

                                             LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
 Accounts payable                                                                     $     175,329            213,953
 Accrued expenses                                                                         2,270,638          2,723,064
 Deferred revenue                                                                           119,052            106,705
 Equipment deposits                                                                         116,368            275,900
 Due to an officer                                                                          784,210            391,738
                                                                                      ----------------- ----------------
    Total current liabilities                                                             3,465,597          3,711,359

 STOCKHOLDERS' DEFICIT:
 Common stock, no par value; authorized shares 500,000,000;
    249,924,052 issued and outstanding                                                    7,763,772          6,381,316
 Accumulated deficit                                                                    (10,687,106)        (9,780,178)
                                                                                      ----------------- ----------------
    Total stockholders' deficit                                                          (2,923,334)        (3,417,612)
                                                                                      ----------------- ----------------
                                                                                      $     542,263            293,747
                                                                                      ================= ================

                       The accompanying notes form an integral part of these audited financial statements



                                                        IMAGING3, INC.
                                                   STATEMENTS OF OPERATIONS
                                        FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                                             2008                 2007
                                                                                       ------------------  -------------------
 NET REVENUES                                                                          $       1,755,754   $        1,323,773

 COST OF GOODS SOLD                                                                              662,232              910,125
                                                                                       ------------------  -------------------
 GROSS PROFIT                                                                                  1,093,521              413,648

 OPERATING EXPENSES
 General and administrative expenses                                                           2,278,720            2,465,299
                                                                                       ------------------  -------------------
 Total operating expense                                                                       2,278,720            2,465,299

                                                                                       ------------------  -------------------
 LOSS FROM OPERATIONS                                                                         (1,185,199)          (2,051,651)

 OTHER INCOME (EXPENSE):
 Interest expense                                                                                (51,790)             (70,857)
 Other income                                                                                    330,860              103,316
 Legal settlement                                                                                      -              (41,263)
                                                                                       ------------------  -------------------
    Total other income (expense)                                                                 279,070               (8,804)
                                                                                       ------------------  -------------------

 LOSS BEFORE INCOME TAX                                                                         (906,128)          (2,060,455)

 PROVISION FOR INCOME TAXES                                                                          800                  800

                                                                                       ------------------  -------------------
 NET LOSS                                                                              $        (906,928)  $       (2,061,255)
                                                                                       ==================  ===================

 BASIC AND DILUTED NET LOSS PER SHARE                                                  $           (0.00)  $            (0.01)
                                                                                       ==================  ===================

 *BASIC AND DILUTED WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                                243,552,012          211,921,567
                                                                                       ==================  ===================

 *Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2008 & 2007 are the same since the effect of dilutive securities is anti-dilutive.


                      The accompanying notes form an integral part of these audited financial statements

                                                    STATEMENT OF STOCKHOLDERS' DEFICIT
                                              FOR THE YEARS ENDED DECEMBER, 2008 AND 2007

                                            COMMON STOCK                            UNAMORTIZED                         TOTAL
                                      NUMBER OF                   SUBSCRIPTION      CONSULTING      ACCUMULATED     STOCKHOLDERS'
                                        SHARES         AMOUNT      RECEIVABLES         FEES           DEFICIT          DEFICIT
                                   ----------------- ------------ ---------------                 ----------------- ----------------
Balance on January 1, 2007              204,109,521  $  4,845,682 $      (82,043)  $            - $     (7,718,923) $    (2,955,284)



Common stock issued for cash             18,250,659     1,113,240              -                -                -        1,113,240


Common stock issued for
 consulting services                      1,245,655       201,761              -         (201,761)               -                -


Common stock issued for services            956,250       146,800              -                -                -          146,800


Common stock issued for R&D               1,000,000       120,000              -                -                -          120,000


Subscription receivables                          -             -         82,043                -                -           82,043


Amortization of prepaid
 consulting fees                                  -             -              -          183,011                -          183,011


Fund raising cost                                 -       (46,168)             -                -                -          (46,168)

                                                                                                                                  -

Net loss for December 31, 2007                    -             -              -                -       (2,061,255)      (2,061,255)
                                   ----------------- ------------ --------------- --------------- ----------------- ----------------

   Balance on December 31, 2007         225,562,085     6,381,316              -          (18,750)      (9,780,178) $    (3,417,611)

Common stock issued for cash             22,943,634     1,259,072                                                         1,259,072

Common stock issued for services          1,418,333       123,383                          18,750                           142,134

Net loss for December 31, 2008                                                                           ($906,928)        (906,929)

                                   ----------------- ------------ --------------- --------------- ----------------- ----------------
   Balance on December 31, 2008         249,924,052  $  7,763,771 $            -  $             - $    (10,687,106) $    (2,923,334)
                                   ================= ============ =============== =============== ================= ================


                                                      IMAGING3, INC.
                                                 STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                          2008                    2007
                                                                      ---------------------  ----------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $           (906,928)  $          (2,061,255)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Bad debt expense                                                              15,000
      Depreciation and amortization                                                 17,910                  15,227
      Common stock issued for services and R&D                                     142,133                 449,812
   (Increase) / decrease in current assets:
             Accounts receivable                                                   (21,769)                 18,976
             Inventory                                                            (164,987)                340,510
             Prepaid expenses and other assets                                        (524)                    501
   Increase / (decrease) in current liabilities:
             Accounts payable                                                      (38,624)               (539,836)
             Accrued expenses                                                     (452,425)                584,203
             Deferred revenue                                                       12,347                   7,905
             Equipment deposits                                                   (159,532)                 (8,725)
                                                                      ---------------------  ----------------------
   Net cash used in operating activities                                        (1,557,398)             (1,192,683)
                                                                      ---------------------  ----------------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of plant, property, and equipment                                      (22,992)                      -

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Receipts from/(payments to) officer                                             392,472                  20,509
   Proceeds from subscription receivable                                                 -                  82,043
   Proceeds from issuance of common stock                                        1,259,072               1,067,072
                                                                      ---------------------  ----------------------
      Net cash provided by financing activities                                  1,651,544               1,169,624
                                                                      ---------------------  ----------------------

  NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                71,154                (23,059)

  CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                         2,293                  25,352
                                                                      ---------------------  ----------------------

  CASH & CASH EQUIVALENTS, ENDING BALANCE                             $             73,447   $               2,293
                                                                      =====================  ======================

                    The accompanying notes form an integral part of these audited financial statements

                                 IMAGING3, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2007


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

DUE TO OFFICER

At December 31, 2008 and 2007, the Company had balances due to the Chief Executive Officer of the Company of $784,210 and $391,738 for amounts borrowed during the years. The amount is due on demand, interest free and secured by the assets of the Company.

                                 IMAGING3, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2007

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the year ended December 31, 2008.

EQUIPMENT DEPOSITS

Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balances at December 31, 2008 and 2007 were $116,368 and $275,900, respectively.

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

                                 IMAGING3, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2007


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

ADVERTISING COSTS

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2008 and 2007 were $207,745 and $114,369 respectively.

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

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share." SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

                                 IMAGING3, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2007


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

RECENT PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations." The objective of this statement is to significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the Company's financial statements.

In December 2007, FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51." This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, "Consolidated Financial Statements," before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This statement has no effect on the financial statements as the Company does not have any outstanding non-controlling interest.

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities." The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

                                 IMAGING3, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2007


3.   ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and management believes are collectible except for which a reserve has been provided. The balance of accounts receivable as of December 31, 2008 and 2007 were $64,149 and $57,380. The reserve amount for uncollectible accounts was $1,375 as of December 31, 2008 and 2007, respectively.

4.   INVENTORIES

Inventory comprised of the following:

                                                     December      December
                                                     31, 2008      31, 2007
                                                  ------------ -------------
                    Parts inventory               $   22,082   $     30,951
                    Finished goods                    306,658       132,802
                                                  ------------ -------------
                    Total                         $   328,740  $    163,753
                                                  ============ =============

5.   PROPERTIES AND EQUIPMENT

Net property and equipment were as follows:

                                         December 31, 2008  December 31, 2007
                                        ------------------- ------------------
     Furniture and office equipment     $           78,695  $          55,704
     Tools and Shop equipment                       54,183             54,183
     Vehicles                                      105,871            105,871
                                        ------------------- ------------------
                                                   238,749            215,757
     Less Accumulated depreciation                (214,995)          (197,084)
                                        ------------------- ------------------
     Total                              $           23,754  $          18,673
                                        =================== ==================

Depreciation expenses were $17,910 and $15,227 for the year ended December 31, 2008 and 2007, respectively.

6.   ACCRUED EXPENSES

Accrued expenses consisted of the following :

                                         December 31, 2008  December 31, 2007
                                        ------------------- ------------------
     Accrued wages                      $           30,352  $         194,103
     Accrued legal fees                            416,620            404,927
     Accrued Ongoing Litigation                  1,807,165          2,109,806
     Other accrued expenses                         16,501             14,228
                                        ------------------- ------------------
     Total                              $        2,270,638  $       2,723,064
                                        =================== ==================

7.   INCOME TAXES

The Company changed to C-corporation in July 2001. No provision was made for Federal income tax for the year ended December 31, 2006 and 2005, since the Company had significant net operating loss. As of December 31, 2008, the Company incurred net operating losses for tax purposes of approximately $9,903,000. The net operating loss carry forwards may be used to reduce taxable income through the year 2028. The availability of the Company's net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in

                                 IMAGING3, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2007

the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences that give rise to deferred tax assets and liabilities at December 31, 2008 and 2007, comprised of depreciation and amortization, entertainment, bad debt expense, and net operating loss carry forward. The gross deferred tax asset balance as of December 31, 2008 was approximately $3,981,000. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forwards cannot reasonably be assured.

The components of the net deferred tax asset are summarized below:

                                     DECEMBER 31, 2008        DECEMBER 31, 2007
                                     -----------------        -----------------
        Deferred tax assets
        Net operating losses         $      3,981,000         $      3,623,000
        Less: valuation allowance          (3,981,000)              (3,623,000)
                                     -----------------        -----------------
                                     $              -         $              -
                                     =================        =================

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                           DECEMBER 31, 2008   DECEMBER 31, 2007
                                           -----------------   -----------------
     Tax expense (credit) at
      statutory rate-federal                           (34)%               (34)%
     State tax expense net of federal tax               (6)                 (6)
     Changes in valuation allowance                     40                  40
                                           -----------------   -----------------
     Tax expense at actual rate            $             -     $             -
                                           =================   =================


     Income tax expense consisted of the following:

                                                  2008            2007
                                               ------------  ------------
            Current tax expense:
                                              $          -  $          -
            Federal
            State                                      800           800
                                               ------------  ------------
            Total Current                     $        800  $        800


            Deferred tax credit:
                                              $    306,000  $    735,000
            Federal
            State                                   51,000       122,000
                                               ------------  ------------
            Total deferred                    $    357,000  $    857,000
            Less: valuation allowance             (357,000)     (857,000)
                                               ------------  ------------
            Net Deferred tax credit                      -             -
                                               ------------  ------------
            Tax expense                       $        800  $        800
                                               ============  ============

8.   STOCKHOLDERS' EQUITY

COMMON STOCK

During the year ended December 31, 2008, the Company issued 22,943,634 shares of common stock for cash amounting $1,376,618.

During the year ended December 31, 2008 the Company issued 1,418,333 shares of common stock for consulting services. The expenses amounted to $123,383.

                                 IMAGING3, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2007

During the year ended December 31, 2007, the Company issued 18,250,659 shares of common stock for cash amounting to $1,067,072.

During the year ended December 31, 2007 the Company issued 1,245,655 shares of common stock for consulting services. The expenses amounted to $201,761.

During the year ended December 31, 2007 the Company incurred fund raising cost of $46,168. The fund raising cost represented the referral fees payable to finders for introducing purchasers of the Company's common stock and was booked against additional paid in capital received from cash received from issuance of common stock.

9.   SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid income taxes of $800 and interest of $51,790 during the year 2008. The Company paid income taxes of $800 and interest of $74,660 during the year 2007.

10.  GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the years ended December 31, 2007 and 2008, the Company had incurred losses of $2,061,255 and $909,929, respectively. The Company has accumulated deficit of $10,687,106 on December 31, 2008. In addition, the Company had negative cash flow from operating activities amounting $1,557,399 during the year ended December 31, 2008. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the years ended December 31, 2007 and 2008, toward (i) obtaining additional equity financing and in that regard, the Company is in the process of offering to sell more shares at $.04 per share in private placements to accredited investors, (ii) controlling of salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods, and (v) increasing marketing and sales. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost. The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the CEO and CFO. Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense on a monthly basis. Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

11.  COMMITTMENTS

The Company has a facility lease agreement effective October 1, 2004 for five years with an option to extend for a 60 month period.

Future minimum lease commitments, excluding property taxes and insurance, payable at December 31, 2009 are approximately as follows:

                                 IMAGING3, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2007


              2009                         90,630
                                 -----------------
                                  $        90,630

Rent expenses for leased facility were $120,840 and $120,840 for year ended December 31, 2007 and 2008, respectively. It is anticipated that the company will exercise its options under the renewal lease agreement during the third quarter of 2009.

12.  CONTINGENCIES & LITIGATION

Partly in connection with a fire at the Company's facility on or about February 19, 2002, in which the Company's manufacturing, warehouse, and office facilities were substantially destroyed, the Company became engaged in litigation in several courts, all of which have reached judgment or been settled or dismissed except for Tenaya Surgical Center LLC vs. Imaging3, Inc., Clark County (Las Vegas) District Court case # A516984. The judgments and settlements are reflected in the liability section of the Company's balance sheet and total $1,807,165. The following is a summary of those settlements and judgments:

         CASE NAME                                SETTLEMENT/JUDGMENT AMOUNT
         ---------                                --------------------------
         Tower Engineering                                           $79,395
         Dan Asbille                                                  26,443
         Arkansas Medical Imaging LLC                                 33,650
         Covington Anesthesia Assoc                                   11,127
         DeLage Landen                                                 9,000
         DLW                                                          41,500
         Dove                                                         24,473
         Fairfield Pain Management Center                             92,400
         Medison                                                     804,587
         Modern Printing                                              16,000
         North Surgery                                                35,758
         Peach Tree Clinic                                            14,364
         Skagit County                                                22,299
         Stonebridge Leasing                                          25,698
         Surgery Center LLC                                           71,000
         Tenaya Surgical                                              50,000
         Veterinary Management Services                              382,900
         Wayne LeBleu & Assoc                                          5,441
         Ambulatory Surgery Centers                                   36,000
                                                  ---------------------------
                                    Total:                        $1,807,165


13.  OTHER INCOME

Since 2003, the Company has continuously accrued interest and penalties on disputed payroll tax of $103,622. On September 24, 2008, the lien was released for the full satisfaction of federal payroll taxes. As a result, a total of $170,372 which included payroll tax, interest, and penalties has been recorded as other income on the Company's financial statements as of December 31, 2008.

The Company also recorded $156,977 as gain on litigation settlement which was attributed as part of the settlement and payment pertaining to Tom's River Surgery Center and Medstone during the first nine month period for the year ended December 31, 2008.

14.  RELATED PARTY TRANSACTION

The Company has a consulting agreement with the Chief Executive Officer of the Company under which he receives compensation of $12,000 per month. The Chief Executive Officer provides management, administrative, marketing, and financial services to the Company pursuant to the consulting agreement which is terminable on 30 days notice by either party. The consulting agreement commenced on January 1, 2002 and will continue until such time as the Company terminates the agreement or the Chief Executive Officer resigns. The accrued compensation has been included in due to officers.

During the normal course of business, the Chief Executive Officer advanced funds to the Company. These advances are recorded as due to officer.

The balance of due to officer amounts to $784,210 and $391,738 as of December 31, 2008 and 2007, respectively.


15.  SUBSEQUENT EVENTS

From January to February 2009, the Company through a private placement issued 7,550,007 shares of common stock for cash of $302,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Imaging3 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining controls and procedures for the Company.

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2008 (under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.

         Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in internal control-integrated framework. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Acting Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

AUDITOR'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Prior to the fourth quarter, Imaging3 completed procedures to achieve Sarbanes-Oxley 404 compliance, which were tested during and since the fourth quarter.

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


ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE


         The following table lists the executive officers and directors of the Company as of February 28, 2009:

     NAME                      AGE    POSITION
     -------------------       ---    --------------------------------------
     Dean Janes                43     Chairman of the Board of Directors
                                      and Chief Executive Officer

     Xavier Aguilera (1)       60     Executive Vice President,
                                      Chief Financial Officer,
                                      Corporate Secretary and Director

     Christopher Sohn          48     President and Chief Operating Officer

-----------------------------------
(1)      Member of Audit Committee.

         DEAN JANES has been the Chairman and Chief Executive Officer of the Company since its inception in October 1993. Mr. Janes founded Imaging Services, Inc. in October of 1993 which changed its name to Imaging3, Inc. in 2002. Mr. Janes was the President and Chief Executive Officer of Imaging Services, Inc. from 1993 to 2001, his responsibilities included business development and overseeing operations, sales and marketing, operations and finance. In 2001 Mr. Janes brought Mr. Christopher Sohn on as President and Chief Operating Officer with Mr. Janes taking the position of Chairman and Chief Executive Officer, his duties remain the same with the exception of directly overseeing operations and finance. Prior to founding the Company, Mr. Janes worked for COHR, Center for Health Resources, from 1992 to 1993 as a Senior Field Service Engineer; his job responsibilities included technical support for junior engineers and business development of service contracts and revenues for all makes of medical imaging equipment. From 1991 to 1992, Mr. Janes worked for Toshiba American Medical Corporation; his job title was National Technical Support Engineer. His primary responsibilities were to assist Service Engineers throughout the United States with problems and design errors with Cath Labs and Angio Suites being a conduit to Japan and the Service Engineers in the United States. From 1990 to 1991, Mr. Janes worked for OEC Medical Systems, Inc. as a Senior Field Service Engineer; his responsibilities were to maintain, repair and install c-arms and Urology systems in the Southern California area. From 1988 to 1990 Mr. Janes worked for Kaiser Medical Physics as an in-house X-ray Service Engineer for Kaiser Harbor City Hospital; his responsibilities were to maintain and repair medical imaging equipment within the hospital and three outlying clinics. Mr. Janes also served in the United States Army Reserves as a Biomedical engineer; his service was from 1983 to 1991, with a tour in the first Gulf War from December of 1990 to April of 1991. He majored in Bio-Medical Electronic Engineering at the University of Colorado Technical Institute (1984-1988). Mr. Janes is the
principal inventor of Imaging3 real-time 3D medical diagnostic imaging technology. Mr. Janes is a member of MENSA. Dean Janes and Michele Janes are husband and wife.

         XAVIER AGUILERA has been the Executive Vice President, Chief Financial Officer and Corporate Secretary of the Company since 1999. Mr. Aguilera's responsibilities include managing the Company's finances, accounting, taxes, credit facilities and interfacing and developing new relationships with banks and other financial institutions. Prior to working for the Company, Mr. Aguilera was self-employed as a consultant for Xavier Aguilera & Associates from 1997 to 1999. His responsibilities were to manage and open primary healthcare facilities throughout Southern California. He provided property management, estate planning, credit facility and Import/Export consulting for several businesses in Southern California. From 1995 to 1997, Mr. Aguilera was the Chief
Administrative Officer for East Los Angeles Doctors Hospital; his responsibilities were to manage administrative personnel within the hospital, manage public relations, business development and JCAHO compliance. From 1992 to 1995, Mr. Aguilera was the Chief Executive Officer for El Centro Human Services Corporation; his responsibilities were to develop and implement a community based mental health facility consisting of eight satellite centers. He managed a $9.4 million budget and a full time staff of 240 employees. From 1990 to 1992, Mr. Aguilera was a Deputy Director/Administrator for Northeast Community Clinic; his responsibilities were to implement and administer the clinics health programs and oversee operations. From 1988 to 1990, Mr. Aguilera was self employed as a consultant for finance, management and international finance. He provided these services to banks as well as businesses throughout Southern California. From 1987 to 1988, Mr. Aguilera was Vice President of International Banking Marketing for California Commerce Bank; his responsibilities were to manage and administer a $14 million portfolio, develop new business in the Southern California with Hispanic Businesses and develop business relationships with Northern Mexico businesses and banks. From 1981 to 1987, Mr. Aguilera was an Assistant General Manager/Deputy Director for Banco Nacional de Mexico, (BANAMEX). He was responsible for $60 million in new deposits as well as new business development and management of commercial and personal lending departments. He holds a bachelor degree in business from California State University at Northridge (1983) and a Certificate of Medical Management from the University of California at Los Angeles (1995).

         CHRISTOPHER SOHN has been the President and Chief Operating Officer of the Company since 2001. As a Chief Operating Officer for Imaging3, Mr. Sohn's responsibilities include developing international sales, marketing and resourcing network, organizing and strategizing with manufacturing companies and researching new sources of products from developing countries for import into the United States, overseeing of business operations and human resources. Prior to working for the Company, Mr. Sohn was President and Chief Executive Officer of DMI, Inc. from 1994 to 2000. As Chief Executive Officer for an international trading company of diagnostic medical imaging system, Mr. Sohn's main responsibility was to develop business relationships and dealer networks in Central and South American markets, connecting this with the needs of Asian medical equipment manufactures as well as manufactures in the United States and North America. Mr. Sohn has also organized and participated in more than a dozen medical exhibitions during this period including the Hospitalar (Brazil 1995-2000), and RSNA during the same period. From 2000 to 2001, Mr. Sohn was Chief Executive Officer of ISOL America, Inc.; his responsibilities included starting up an overseas headquarters for the parent company ISOL Korea in the United States as well as setting up a distribution and dealer network in the United States, Central and South America for ISOL's products, which included MRI, Magnetic Resonance Imaging and Bone Desitometry Systems. Mr. Sohn also assisted in the Company's efforts to achieve FDA and UL approval of its products as well as researching manufacturing partners for the assembly and manufacture of ISOL products within the United States. Mr. Sohn majored in biochemistry and computer science at the University of California at Los Angeles (1978-1982).

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

         Under California Corporation Law, the Company's directors will have no personal liability to the Company or its stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his "duty of care." This provision does not apply to the directors' (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director's duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director's duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

         The California Corporations Code grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. The Company's Bylaws provide for indemnification of such persons to the full extent allowable under applicable law. These provisions will not alter the liability of the directors under federal securities laws.

         The Company intends to enter into agreements to indemnify its directors and officers, in addition to the indemnification provided for in the Company's Bylaws. These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person's services as a director or officer of the Company, any subsidiary of the

Company or any other company or enterprise to which the person provides services at the request of the Company. The Company believes that these provisions and agreements are necessary to attract and retain qualified directors and officers.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

BOARD COMMITTEES

         The Board of Directors has appointed an Audit Committee. As of February 28, 2009, the sole member of the Audit Committee is Xavier Aguilera, who may not be considered to be independent as defined in Rule 4200 of the National Association of Securities Dealers' listing standards. The Board of Directors has adopted a written charter of the Audit Committee. The Audit Committee is authorized by the Board of Directors to review, with the Company's independent accountants, the annual financial statements of the Company prior to publication, and to review the work of, and approve non-audit services performed by, such independent accountants. The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of the Company. The Audit Committee was formed on August 31, 2003. The Audit Committee held one meeting during fiscal year ended December 31, 2008.

         The Company established a Compensation Committee on August 31, 2003, which consists of one director, Dean Janes. The Compensation Committee is responsible for reviewing general policy matters relating to compensation and benefits of directors and officers, determining the total compensation of our officers and directors. The Board of Directors does not have a nominating committee. Therefore, the selection of persons or election to the Board of Directors was neither independently made nor negotiated at arm's length.

REPORT OF THE AUDIT COMMITTEE

         The Company's Audit Committee has reviewed and discussed the Company's audited financial statements for the fiscal year ended December 31, 2008 with senior management. The Audit Committee has reviewed and discussed with management the Company's audited financial statements. The Audit Committee has also discussed with Kabani & Company, Inc., Certified Public Accountants ("KC"), the Company's independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from KC required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with KC the independence of KC as auditors of the Company. Finally, the Audit Committee has considered whether the independent auditors provision of non-audit services to the Company is compatible with the auditors' independence. Based on the foregoing, the Company's Audit Committee has recommended to the Board of Directors that the audited financial statements of the Company be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2008 for filing with the United States Securities and Exchange Commission ("SEC"). The Audit Committee also approved KC's engagement to prepare the Company's consolidated tax returns for its fiscal year ending December 31, 2008. The Company's Audit Committee did not submit a formal report regarding its findings.


                                 AUDIT COMMITTEE

                                 XAVIER AGUILERA

         Notwithstanding anything to the contrary set forth in any of the Company's previous or future filings under the Securities Act of 1933, as amended (the "Securities Act"), or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that might incorporate this report in future filings with the Securities and Exchange Commission, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

CODE OF CONDUCT

         The Company has adopted a Code of Conduct that applies to all of its directors, officers and employees. The text of the Code of Conduct has been posted on the Company's Internet website and can be viewed at www.imaging3.com. Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee when formed or the full Board of Directors and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to the Company's shareholders.

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

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended December 31, 2008 have been complied with on a timely basis, except that Dean Janes may have been late on one or more of his Form 4 filings.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth the total compensation paid in all forms to the executive officers and directors of the Company during the periods indicated:

                                            SUMMARY COMPENSATION TABLE

---------------------- ------- ---------- -------- --------- ------------- -------------- --------------- -----------
                                                              NON-EQUITY   NON-QUALIFIED
NAME AND                                                      INCENTIVE      DEFERRED
PRINCIPAL POSITION                                  OPTION       PLAN      COMPENSATION     ALL OTHER
(1)                    YEAR      SALARY    BONUS    AWARDS   COMPENSATION    EARNINGS      COMPENSATION     TOTAL
---------------------- ------- ---------- -------- --------- ------------- -------------- --------------- -----------
Dean Janes,            2008    $144,000      0         0          0              0               0         $144,000
   Chief Executive
   Officer

Christopher Sohn,      2008    $110,000      0         0          0              0               0         $110,000
   President and
   Chief Operating
   Officer

Xavier Aguilera,       2008    $ 95,000      0         0          0              0               0         $ 95,000
   Chief Financial
   Officer/Treasurer,
   Executive Vice
   President, and
   Corporate
   Secretary

Michele Janes,         2008    $ 35,000      0         0          0              0               0         $ 35,000
   Vice President
   of  Administration

Officers as a Group    2008    $340,000      0         0          0              0               0         $340,000
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

         Dean Janes, the Company's Chief Executive Officer, is engaged pursuant to a consulting agreement. See "Certain Relationships and Transactions - Item 13."

OUTSTANDING EQUITY AWARDS

         None of the Company's executive officers received any equity awards during the year ended December 31, 2008.

DIRECTOR COMPENSATION

         None of the Company's directors received any compensation for their respective services rendered to the Company during the year ended December 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Imaging3 at February 28, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of February 28, 2009 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 257,474,052 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o Imaging3, Inc., 3200 W. Valhalla Drive, Burbank, California 91505. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.

                                                      NUMBER OF SHARES BENEFICIALLY
              NAME, TITLE AND ADDRESS                           OWNED (1)                PERCENTAGE OWNERSHIP
              -----------------------                 -----------------------------      --------------------

Dean Janes
(includes shares owned by wife, Michele Janes)
Chairman and Chief Executive Officer                            62,516,328                     24.20%

Christopher Sohn
President and Chief Operating Officer                           23,000,000                      1.59%

Xavier Aguilera
Director, Chief Financial Officer/Treasurer,
Executive Vice President, and Secretary                            200,000                      0.08%

All current Executive Officers as a Group                       85,716,328                     25.87%

-------------------------------------
(1)  Except as pursuant to applicable community property laws, the persons named in the table have sole  voting  and  investment  power with  respect to all shares of common stock  beneficially  owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of
     February 28, 2009.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

         Mr. Janes, the Company, and UBS Financial Services entered into an arrangement pursuant to which Mr. Janes has agreed to invest in the Company, using the proceeds from the sale by Mr. Janes of a portion of his existing shares in the open market. Effective March 23, 2009 and applicable retroactively to February 4, 2008, Mr. Janes has modified his program with Imaging3, Inc. and UBS Financial Services. Under the modification, Mr. Janes will not have the right to purchase any shares of the common stock of the Company from the proceeds of his sales of stock in the open market through UBS Financial Services. To date, Mr. Janes has sold a total of 3,875,983 shares of his common stock in the Company in the open market through UBS Financial Services since February 4, 2008, resulting in net proceeds to Mr. Janes of approximately $375,000. Since February 4, 2008, Mr. Janes has loaned all of those proceeds to the Company without interest, payable to Mr. Janes on demand. In the original program, Mr. Janes had the right to convert those advances into shares of the Company's common stock, at an aggregate conversion price approximately equal to the net proceeds from his stock sales, although no such conversions had yet been made. Under the modified program, Mr. Janes will not have the right to convert any of the advances into shares of common stock. Instead, Mr. Janes has agreed to modify his demand notes into long-term noninterest bearing loans payable in full by the company on or before December 31, 2012.

         Mr. Janes, Chief Executive Officer, a Director and principal shareholder of the Company, loaned the Company $250,000 on August 24, 2004, evidenced by a note due on demand bearing 6% interest and secured by a pledge agreement. As of December 31, 2008, the Company has repaid $185,790 of the principal amount of the loan to Mr. Janes. Mr. Janes has waived the 6% interest due to him under this loan.

         Mr. Janes loaned an additional $375,000 to the Company on April 24, 2005, evidenced by a note due on demand bearing no interest and secured by a Pledge Agreement. The Company and Mr. Janes treat this note as a revolving loan.

         Mr. Janes is employed pursuant to a consulting agreement for $12,000 per month plus expenses. The Agreement is terminable by either party on 30 days written notice. The Company owes Mr. Janes $24,000 under the consulting agreement for the year ended December 31, 2008.

         Dean Janes and Michele Janes are husband and wife.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Kabani & Company, Inc., Certified Public Accountants ("KC") is the Company's principal auditing accountant firm. KC has also provided other non-audit services to the Company. The Audit Committee approved the engagement of KC before KC rendered audit and non-audit services to the Company.

         Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year's Annual Report on Form 10-K.

KC FEES
                                                     2008       2007
                                                 ------------------------

        Audit Fees(1)                                 $48,000   $ 26,700
        Audit Related Fees                                 -0-
        Tax Fees(2)
        All Other Fees                                     -0-        -0-
                                                 ------------------------
                                                      $48,000   $ 26,700
                                                 ========================

-----------------------------------
(1) Audit Fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports.

(2) Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.

PRE-APPROVAL POLICIES AND PROCEDURES OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         The Audit Committee's policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. As part of the Board's review, the Board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At Audit Committee meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

         The Audit Committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. The Audit Committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      Exhibits
         EXHIBIT         DESCRIPTION
         -------         ------------------------------------------------------------------------------------------
         3.1             Articles of Incorporation (1)
         3.2             Articles of Amendment dated October 25, 2001, June 24, 2002, and August 13, 2002(1)
         3.3             Bylaws (1)
         3.4             Certificate of Amendment dated September 30, 2003(2)
         3.5             Certificate of Amendment dated October 25, 2001(3)
         3.6             Certificate of Amendment June 24, 2002(3)
         3.7             Certificate of Amendment August 13, 2002(3)
         10.1            Patent  No. 6,754,297(3)
         10.2            Consulting Agreement(3)
         10.3            Assignment(3)
         10.6            Commercial Promissory Note dated August 4, 2004(4)
         10.7            Security Agreement(4)
         10.8            Commercial Promissory Note dated April 24, 2005(5)
         10.9            IR Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease
                         - Net, dated June 21, 2004 by and between Four T's, Bryan Tashjian, Ed Jr. Tashjan, Bruce
                         Tashjan, Greg Tashjan and Dean Janes DBA Imaging Services, Inc.(6)
         31.1            Section 302 Certification of Chief Executive Officer
         31.2            Section 302 Certification of Chief Financial Officer
         32.1            Section 906 Certification of Chief Executive Officer
         32.2            Section 906 Certification of Chief Financial Officer
----------------------
     (1)      Incorporated   by  reference  to  the  Form  10SB/A   Registration Statement  filed with the Securities
              and Exchange  Commissioner on December 9, 2002.

     (2)      Incorporated  by reference  to Amendment  No. 2 to Form SB-2  Registration  Statement  filed with the
              Securities and Exchange Commission on October 6, 2004.

     (3)      Incorporated  by reference  to Amendment  No. 3 to Form SB-2  Registration  Statement  filed with the
              Securities and Exchange Commission on October 21, 2004.

     (4)      Incorporated  by reference  to Amendment  No. 5 to Form SB-2  Registration  Statement  filed with the
              Securities and Exchange Commission on April 18, 2005.

     (5)      Incorporated  by reference  to Amendment  No. 6 to Form SB-2  Registration  Statement  filed with the
              Securities and Exchange Commission on July 7, 2005.

     (6)      Incorporated  by reference  to Amendment  No. 8 to Form SB-2  Registration  Statement  filed with the
              Securities and Exchange Commission on September 9, 2005.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2009             IMAGING3, INC.


                                  By:  /s/ Dean Janes
                                        --------------------------------------
                                      Dean  Janes,  Chairman  of the Board and
                                      Chief   Executive   Officer   (Principal
                                      Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Dean Janes                                        Dated: March 27, 2009
    ------------------------------------------------
    Dean Janes, Chairman of the Board and Chief
    Executive Officer (Principal Executive Officer)


By:  /s/ Xavier Aguilera                                   Dated: March 27, 2009
     --------------------------------------------------
    Xavier Aguilera, Chief Financial Officer/Treasurer,
    Executive Vice President, Corporate Secretary and
    Director (Principal Financial/Accounting Officer)


By:  /s/ Christopher Sohn                                  Dated: March 27, 2009
     ------------------------------------------------------
    Christopher Sohn, President and Chief Operating Officer