Form 10-Q
period 2009-03-31
IMAGING3 INC
filed 2009-05-08
CIK 1205181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For Quarterly Period Ended March 31, 2009

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Transition period from _______________ to ______________


                        Commission File Number: 000-50099
        ----------------------------------------------------------------

                                 IMAGING3, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                     95-4451059
--------------------------------          --------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

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

As of April 30, 2009, the number of shares outstanding of the registrant's class of common stock was 259,036,552.

                                                 TABLE OF CONTENTS

                                                                                                               PAGE

PART I.        FINANCIAL INFORMATION..............................................................................1

   ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)................................................................1
                  BALANCE SHEETS AT MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008  ............................2
                  STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008
                  (UNAUDITED).....................................................................................3
                  STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008
                  (UNAUDITED).....................................................................................4
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED).......................................................5
   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........11
   ITEM 4T.       CONTROLS AND PROCEDURES........................................................................15


PART II.       OTHER INFORMATION.................................................................................16

   ITEM 1.        LEGAL PROCEEDINGS..............................................................................16
   ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....................................16
   ITEM 3.        DEFAULTS UPON SENIOR SECURITIES................................................................16
   ITEM 4.        SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS...........................................16
   ITEM 5.        OTHER INFORMATION..............................................................................16
   ITEM 6.        EXHIBITS.......................................................................................17


SIGNATURES.......................................................................................................19

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                                             IMAGING3, INC.
                                             BALANCE SHEETS
                           AT MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

                                                 ASSETS

                                                                             3/31/2009      12/31/2008
                                                                           -----------------------------
CURRENT ASSETS:
Cash and cash equivalents                                                  $        6,109  $     73,447
Accounts receivable, net                                                           65,327        64,149
Inventory, net                                                                    319,181       328,740
Prepaid expenses                                                                   31,980        21,148
                                                                           -----------------------------
   Total current assets                                                           422,597       487,484

PROPERTY AND EQUIPMENT, NET                                                        18,798        23,755

OTHER ASSETS                                                                       31,024        31,024
                                                                           -----------------------------
   Total assets                                                            $      472,419  $    542,263
                                                                           =============================

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                           $      141,600  $    175,329
Accrued expenses                                                                2,259,335     2,270,638
Deferred revenue                                                                  125,477       119,052
Equipment deposits                                                                140,000       116,368
Due to an officer                                                                 682,611       784,210
                                                                           -----------------------------
   Total current liabilities                                                    3,349,023     3,465,597

STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized shares 500,000,000;
   259,036,552 and 249,924,052 issued and outstanding
   at March 31, 2009 and December 31, 2008, respectively                        8,136,947     7,763,772
Accumulated deficit                                                           (11,013,551)  (10,687,106)
                                                                           -----------------------------
   Total stockholders' deficit                                                 (2,876,604)   (2,923,334)
                                                                           -----------------------------
                                                                           $      472,419  $    542,263
                                                                           =============================






              The accompanying notes form an integral part of these
                         unaudited financial statements

                                     IMAGING3, INC.
                  STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                     MARCH 31, 2009 AND MARCH 31, 2008 (UNAUDITED)

                                                           2009             2008
                                                     ---------------  ----------------
NET REVENUES                                         $      314,369   $       439,287

COST OF GOODS SOLD                                          125,993            75,966
                                                     ---------------  ----------------
GROSS PROFIT                                                188,376           363,321

OPERATING EXPENSES:
General and administrative expenses                         499,240           610,843
                                                     ---------------  ----------------
Total operating expenses                                    499,240           610,843

                                                     ---------------  ----------------
LOSS FROM OPERATIONS                                       (310,864)         (247,522)

OTHER INCOME (EXPENSE):
Interest expense                                            (15,609)          (17,578)
Other income                                                     28                 -
                                                     ---------------  ----------------
   Total other income (expense)                             (15,581)          (17,578)
                                                     ---------------  ----------------

LOSS BEFORE INCOME TAX                                     (326,445)         (265,100)

PROVISION FOR INCOME TAXES                                        -               800
                                                     ---------------  ----------------
NET LOSS                                             $     (326,445)  $      (265,900)
                                                     ===============  ================

BASIC AND DILUTED NET LOSS PER SHARE                 $        (0.00)  $         (0.00)
                                                     ===============  ================

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING               254,250,580       230,172,248
                                                     ===============  ================




              The accompanying notes form an integral part of these
                         unaudited financial statements

                                                    IMAGING3, INC.
                                  STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                     MARCH 31, 2009 AND MARCH 31, 2008 (UNAUDITED)

                                                                                        2009              2008
                                                                                   ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                                $     (326,445)   $      (265,900)
           Adjustments to reconcile net loss to net cash provided by
           operating activities:
              Depreciation and amortization                                                 4,957              3,807
              Common stock issued for services and R&D                                     34,375             73,154
           (Increase) / decrease in current assets:
                      Accounts receivable                                                  (1,178)             3,330
                      Inventory                                                             9,559           (121,499)
                      Prepaid expenses and other assets                                   (10,832)           (11,756)
           Increase / (decrease) in current liabilities:
                     Accounts payable                                                     475,871            741,430
                     Accrued expenses                                                     (11,303)           (72,685)
                     Deferred revenue                                                       6,425             12,151
                     Equipment deposits                                                    23,632            (20,900)
                                                                                   ---------------   ----------------
           Net cash provided by operating activities                                      205,061            341,132
                                                                                   ---------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Receipts from/(payments to) officer, net                                      (611,200)        (1,037,472)
           Proceeds from issuance of common stock, net                                    338,801            711,801
                                                                                   ---------------   ----------------
              Net cash used for financing activities                                     (272,399)          (325,671)
                                                                                   ---------------   ----------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                        (67,338)            15,461

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                                 73,447              2,293
                                                                                   ---------------   ----------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                            $        6,109    $        17,754
                                                                                   ===============   ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

           Expenses paid by officer                                                $      509,600    $       809,527




                     The accompanying notes form an integral
                  part of these unaudited financial statements

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

         Imaging3, Inc. (the "Company") is a California corporation, incorporated on October 29, 1993, as Imaging Services, Inc. The Company filed a certificate of amendment of articles of incorporation to change its name to Imaging3, Inc. on August 20, 2002.

         The Company's primary business is production and sale of medical equipment, parts and services to hospitals, surgery centers, research labs, physician offices and veterinarians. Equipment sales include new c-arms, c-arm tables, remanufactured c-arms, used c-arm and surgical tables. Part sales consist of new or renewed replacement parts for c-arms.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

         The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

DUE TO OFFICER

         At March 31, 2009 and December 31, 2008, the Company had a balance due to the Chief Executive Officer of the Company amounting to $682,611 and $784,210, respectively, for amounts borrowed. The amount is due on demand, is interest free and secured by the assets of the Company.

EQUIPMENT DEPOSITS

         Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balance at March 31, 2009 and December 31, 2008, was $140,000 and $116,368, respectively.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


REVENUE RECOGNITION

         The Company recognizes its revenue in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. The Company accrues for warranty costs, sales returns, and other allowances based on its experience. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company sells warranties and recognizes warranty revenue over the term of the warranty period. Deferred revenue is recognized at the time of warranty sales.

INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109, deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

BASIC AND DILUTED NET LOSS PER SHARE

         Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 superseded Accounting Principles Board Opinion No.15 ("APB 15"). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

RECENT PRONOUNCEMENTS

         In December 2007, the FASB issued FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51." This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, "Consolidated Financial Statements," before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


interim periods within those fiscal years, beginning on or after December 15, 2008 (that is January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This statement has no effect on the financial statements as the Company does not have any outstanding non-controlling interest.

         In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement replaces FASB Statement No. 141, "Business Combinations." This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141(R) to have a significant impact on its results of operations or financial position.

3.    ACCOUNTS RECEIVABLE

         All accounts receivable are trade related. These receivables are current and management believes are collectible except for those for which a reserve has been provided. The balance of accounts receivable as of March 31, 2009 was $65,327 as compared to $64,149 as of December 31, 2008. The reserve amount for uncollectible accounts was $1,375 as of March 31, 2009 and December 31, 2008, respectively.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


4.    INVENTORIES

         Inventory consisted of the following:


                                               03/31/09            12/31/08
                                             ------------       -------------
             Parts inventory                 $   321,133        $    137,048
             Finished goods                      228,020             421,664
             Inventory reserve                  (229,972)           (229,972)
                                              ------------      -------------
             Total, net                      $   319,181        $    328,740
                                             ============       =============

5.    PROPERTIES AND EQUIPMENT

         Property and equipment consisted of the following:

                                                03/31/09          12/31/08
                                             --------------     -------------
             Furniture and office equipment  $    78,694        $    78,694
             Tools and shop equipment             54,183             54,183
             Vehicles                            105,871            105,871
                                             --------------     -------------
                                                 238,748            238,748
             Less Accumulated depreciation      (219,950)          (214,993)
                                             --------------     -------------
             Total, net                      $    18,798        $    23,755
                                             ==============     =============

         Depreciation expenses were $4,957 and $3,807 for the three months ended March 31, 2009 and 2008, respectively.

6.    ACCRUED EXPENSES

         Accrued expenses consisted of the following:


                                                      03/31/09      12/31/08
                                                     ----------    ----------
         Accrued payroll taxes                       $   10,072    $   30,352
         Other accrued expenses                          22,083        16,501
         Accrued legal fees                             426,515       416,620
         Accrued ongoing litigation                   1,800,665     1,807,165
                                                     ----------    ----------
                Total                                $2,259,335    $2,270,638
                                                     ==========    ==========

7.    STOCKHOLDERS' EQUITY

COMMON STOCK

         During the three month period ended March 31, 2009, the Company issued 8,425,000 shares of common stock for cash proceeds of $338,801 net of offering costs of $4,199 as part of its private placement.

         During the three month period ended March 31, 2009, the Company issued 687,500 shares of common stock for consulting services. The Company recorded $34,375 as consulting fees expense to settle the payment as agreed on the date of invoice at the fair market value.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

         During the three month period ended March 31, 2008, the Company issued 12,167,005 shares of common stock for cash proceeds of $711,801 as part of its private placement.

         During the three month period ended March 31, 2008, the Company issued 418,333 shares of common stock for consulting services. The Company recorded $54,383 as consulting expense to settle the payment as agreed on the date of invoice at the fair market value.

         During the three month period ended March 31, 2008, the Company amortized $18,750 as a consulting expense which was prepaid as of December 31, 2007.


8.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

         The Company prepares its statements of cash flows using the indirect method as defined under Statement of Financial Accounting Standards No. 95.

         The Company paid income taxes of $0 and interest of $3,609 during the period ended March 31, 2009. The Company paid income taxes of $0 and interest of $2,084 during the period ended March 31, 2008.

9.     GOING CONCERN

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the three month periods ended March 31, 2009 and 2008, the Company incurred losses of $326,445 and $265,900, respectively. The Company has an accumulated deficit of $11,013,551 as of March 31, 2009. The continuing losses have adversely affected the liquidity of the Company.

         In  view  of  the  matters   described  in  the  preceding   paragraph,
recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the three month period ended March 31, 2009, towards (i) obtaining additional equity financing, and in that regard, in 2009 the Company was in the process of offering to sell more shares at $.04 per share in a private placement to accredited investors, (ii) controlling of salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods, and (v) increasing marketing and sales. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost. The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the CEO and CFO. Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense on a

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

monthly basis. Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.


10.    RELATED PARTY TRANSACTION

         The Company has a consulting agreement with the Chief Executive Officer of the Company for compensation of $12,000 per month. The CEO provides services to the Company for management, administrative, marketing, and financial matters pursuant to the consulting agreement terminable on 30 days notice by either party. The consulting agreement commenced on January 1, 2002, and will continue until such time as the Company withdraws the agreement or the CEO resigns. The accrued compensation has been included in amounts due to officer and is payable by the Company on demand.

         During the normal course of business, the Chief Executive Officer advances funds to the Company and in turn the Company will reimburse him. These transactions are recorded as due to officer.

         The balance of due to officer amounts to $682,611 as of March 31, 2009 and $784,210 as of December 31, 2008, payable on demand. The outstanding balance does not bear interest.

         During the first quarter ended March 31, 2009, the Chief Executive Officer was paid $747,200 of the amount that was owed to him.

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

                  (j)      failure  of  Imaging3  to  obtain   approval  of  its
                           proprietary medical imaging technology and device from the Federal Food and Drug Administration.

         There is no assurance that Imaging3 will be profitable; Imaging3 may not be able to successfully develop, manage or market its products and services; Imaging3 may not be able to attract or retain qualified executives and technology personnel. Imaging3 may not be able to obtain customers for its products or services; Imaging3's products and services may become obsolete; government regulation may hinder Imaging3's business; Imaging3 may not be able to obtain the required approvals from the United States Food and Drug

Administration for its products and services; additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in Imaging3's businesses.

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

         Our sales effort through direct mail, broadcast facsimile and broadcast email to thousands of potential customers throughout the United States generates leads of potential customers desiring to purchase equipment either immediately or in the course of one year. This lead generation through direct mail, broadcast facsimile and email will continue on a quarterly basis with the goal of increasing the total number of our leads for our sales staff. Management expects that the marketing program will also eventually help stabilize the amount of refurbished equipment sold on a monthly basis, since the carry-over of leads not looking for immediate purchase will overlap with the immediate sales leads. The greater the number of leads generated, whether immediate or long term, the greater the opportunity to eventually create a consistent number of sales.

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

         REVENUE RECOGNITION. We recognize revenue in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). We recognize revenue upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. We accrue for warranty costs, sales returns, and other allowances based on our experience. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations. We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement. This is a critical policy, because we want our accounting to show only sales which are "final" with a payment arrangement. We do not make consignment sales, nor inventory sales subject to a "buy back" or return arrangement from customers.

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

         A fire in 2002 incinerated our inventory, so we have not had to deal with significant amounts of obsolete inventory since that time. Our procedure is now to maintain only limited inventory, based on our experience in service and repair, necessary for current service and repair contracts or orders anticipated within the following 60 days. We have supply relationships with long term suppliers to provide additional parts on an as needed, prompt basis for the vast majority of repair and service parts, so obsolescence is no longer a factor in our business. We have not recorded any material amounts as charges to obsolescence since the fire in 2002 destroyed our warehouse.

         Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer's needs ranging from 5 days to 6 months. An operating lease agreement is utilized. The rental revenues were insignificant in the three month period ended March 31, 2009. Written rental agreements are used in all instances.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

         We had revenues in the first quarter of 2009 of $314,369 compared to $439,287 in 2008, which represents a 39% decrease. The decrease in revenue is due in part to the Company's focus on obtaining approval for its new proprietary medical device but this year we intend to focus on the marketing, sale and provision of our historic products and services as well. Our equipment sales were $148,691 in the first three months of 2009, compared to $357,575 in 2008, representing a decrease in equipment sales of $208,884 in 2009 or 58%. Our service and parts sales for the first quarter of 2009 were $60,016 compared to $38,909 in 2008. The Company will continue to focus on increasing its revenue in this area as well.

         Our cost of revenue was $125,993 in the first quarter of 2009 compared to $75,966 in the first quarter of 2008, which represents an increase of $50,027 or 39%. This is due in large part to the fact that the cost for some of the equipment was higher as a result of the sale of newer models, thus costing more. We had a decrease in gross profit margin in 2009 of $188,376 versus $363,321 in the first quarter of 2008. Our operating expenses decreased from $610,843 in the first quarter of 2008 to $499,240 in the first quarter of 2009, a 22% decrease mostly due to the decrease in sales. Our loss on operations increased to $310,864 in the first quarter of 2009 compared to $247,522 in the first quarter of 2008, a 25% increase. This increase is attributed to the overall decrease in revenue for this same period. Our net loss was $326,445 in the first quarter of 2009 compared to $265,900 in the first quarter of 2008, a 22% increase, again as a result of a decreased revenue stream and higher cost of goods sold for the period.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position was $6,109 at March 31, 2009, compared to $73,447 at December 31, 2008.

         As of March 31, 2009, the Company has current assets of $422,597, non-current assets of $49,822, and current liabilities of $3,349,023.

         Net cash provided by operating activities amounted to $205,061 for the three month period ended March 31, 2009, as compared to $341,132 for the three month period ended March 31, 2008. The decrease in 2009 as compared to 2008 resulted from increased net loss.

         Net cash used for financing activities amounted to $325,671 and $272,399 for the three month periods ended March 31, 2008, and 2009, respectively. The decrease in 2009 as compared to 2008 resulted from a smaller private placement of stock during the three month period ended March 31, 2009 as well as decreased equipment sales.

         The Company does not have sufficient capital to meet our current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934 as amended. The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit. The Company will need between $50,000 to $100,000 annually to maintain its reporting obligations. The Company may attempt to do more private placements of its stock in the future to raise capital, but there is no assurance that the Company can raise sufficient capital or obtain financing to enable it to obtain approval of its prototype from the Federal Food and Drug Administration and to sustain monthly operations. There may not be sufficient funds available to the Company to enable it to remain in business and the Company's needs for additional financing are likely to persist.

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

ITEM 4. CONTROLS AND PROCEDURES.

         Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the disclosure controls and procedures of our Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time, none of which at this time is considered to be material to the Company's business or financial condition.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three month period ended March 31, 2009, the Company sold shares of its common stock for net cash proceeds of $338,801 in one private placement.

         During the three month period ended March 31, 2009, the Company issued 687,500 shares of its common stock in exchange for services rendered valued at $34,375. Compensation expense was calculated based upon the fair market value which was the closing stock price on the date of the invoice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT NO.             DESCRIPTION
-------------------     ------------------------------------------------------------------------------------------
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

------------------
         (1) Incorporated by reference to the Form 10-SB/A Registration Statement filed with the Securities and Exchange Commissioner on December 9, 2002.

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

         The Company's current report on Form 8-K dated January 27, 2009, reporting that the Company was making a new Private Placement of stock involving an offering of up to $500,000 of common stock consisting of 12,500,000 shares at $0.04 per share.

         The Company's current report on Form 8-K dated March 27, 2009, reporting the termination and modification of the Company's Chief Executive Officer's sales program with UBS Financial Services, Inc.

         The Company's current report on Form 8-K dated April 13, 2009, reporting that the Company engaged M&K CPAS, PLLC ("New Accountant") to audit and review the Company's financial statements for the fiscal year ending December 31, 2009. The New Accountant has been engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with the Company's Former Accountant, Kabani & Company, Inc., Certified Public Accountants ("Former Accountant"). The Former Accountant was terminated on April 8, 2009.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2009           IMAGING3, INC.

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


By:  /s/Dean Janes                                           Dated: May 8, 2009
     ----------------------------------------------
    Dean Janes, Chief Executive Officer
    and Chairman (Principal Executive Officer)

By:  /s/Christopher Sohn                                     Dated: May 8, 2009
     ----------------------------------------------
    Christopher Sohn, Director, President
    and Chief Operating Officer

By:  /s/Xavier Aguilera                                      Dated: May 8, 2009
     ----------------------------------------------
    Xavier Aguilera, Chief Financial Officer,
    Secretary, and Executive Vice President
    (Principal Financial/Accounting Officer)