Form 10-Q
period 2009-06-30
IMAGING3 INC
filed 2009-08-03
CIK 1205181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For Quarterly Period Ended June 30, 2009

                                       or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the Transition period from _______________ to ______________

                        Commission File Number: 000-50099
        ----------------------------------------------------------------

                                 IMAGING3, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                95-4451059
---------------------------------- ---------------------------------------------
   (State or other jurisdiction         (I.R.S. Employer Identification No.)
 of incorporation or organization)

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

As of July 15, 2009, the number of shares outstanding of the registrant's class of common stock was 263,361,552.

                                                   TABLE OF CONTENTS


                                                                                                                PAGE
PART I.           FINANCIAL INFORMATION...........................................................................1

   ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)................................................................1

                           BALANCE  SHEETS  AT JUNE  30,  2009  (UNAUDITED)  AND
                           DECEMBER 31, 2008......................................................................2

                           STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                           ENDED JUNE 30, 2009 AND JUNE 30, 2008 (UNAUDITED)..................................... 3

                           STATEMENTS  OF CASH  FLOWS FOR THE SIX  MONTHS  ENDED
                           JUNE 30, 2009 AND JUNE 30, 2008 (UNAUDITED)............................................4

   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........11

   ITEM 4.        CONTROLS AND PROCEDURES........................................................................15

PART II. OTHER INFORMATION.......................................................................................17

   ITEM 1.        LEGAL PROCEEDINGS..............................................................................17

   ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....................................17

   ITEM 3.        DEFAULTS UPON SENIOR SECURITIES................................................................17

   ITEM 4.        SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS...........................................17

   ITEM 5.        OTHER INFORMATION..............................................................................17

   ITEM 6.        EXHIBITS.......................................................................................18

SIGNATURES        ...............................................................................................19

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                                  IMAGING3, INC.
                                  BALANCE SHEETS
                AT JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

                                        ASSETS

                                                                                      6/30/2009         12/31/2008
                                                                                   ----------------   --------------
    CURRENT ASSETS:
    Cash and cash equivalents                                                      $        58,820    $      73,447
    Accounts receivable, net                                                                61,520           64,149
    Inventory, net                                                                         333,023          328,740
    Prepaid expenses                                                                        29,361           21,148
                                                                                   ----------------   --------------
       Total current assets                                                                482,724          487,484

    PROPERTY AND EQUIPMENT, NET                                                             13,842           23,755

    OTHER ASSETS                                                                            31,024           31,024
                                                                                   ----------------   --------------
    Total assets                                                                   $       527,590    $     542,263
                                                                                   ================   ==============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

    CURRENT LIABILITIES:
    Accounts payable                                                               $       196,896    $     175,329
    Accrued expenses                                                                     2,435,588        2,270,638
    Deferred revenue                                                                       138,887          119,052
    Equipment deposits                                                                     128,508          116,368
    Due to an officer                                                                      854,409          784,210
                                                                                   ----------------   --------------
       Total current liabilities                                                         3,754,288        3,465,597

    STOCKHOLDERS' DEFICIT:
    Common stock, no par value; authorized shares 500,000,000;
    263,361,552 and 249,924,052 issued and outstanding
    at June 30, 2009 and December 31, 2008, respectively                                 8,293,647        7,763,772
    Accumulated deficit                                                                (11,520,345)     (10,687,106)
                                                                                   ----------------   --------------
       Total stockholders' deficit                                                      (3,226,698)      (2,923,334)
                                                                                   ----------------   --------------
    Total liabilities and stockholders' deficit                                    $       527,590    $     542,263
                                                                                   ================   ==============










         The accompanying notes form an integral part of these unaudited financial statements

                                 IMAGING3, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         For the three month periods        For the six month periods
                                                              ended June 30,                     ended June 30,
                                                            2009            2008             2009             2008
                                                        --------------  --------------   --------------  ---------------
    NET REVENUES                                        $     260,127   $     462,775    $     574,496   $      902,062

    COST OF GOODS SOLD                                        131,375         218,259          257,368          294,225
                                                        --------------  --------------   --------------  ---------------
    GROSS PROFIT                                              128,752         244,516          317,128          607,837

    OPERATING EXPENSES:
    General and administrative expenses                       621,080         528,564        1,120,320        1,139,407
                                                        --------------  --------------   --------------  ---------------
       Total operating expenses                               621,080         528,564        1,120,320        1,139,407
                                                        --------------  --------------   --------------  ---------------
    LOSS FROM OPERATIONS                                     (492,328)       (284,048)        (803,192)        (531,570)

    OTHER INCOME (EXPENSE):
    Interest expense                                          (13,666)        (19,091)         (29,275)         (36,669)
    Other income                                                    -           1,977               28            1,977
                                                        --------------  --------------   --------------  ---------------
       Total other income (expense)                           (13,666)        (17,114)         (29,247)         (34,692)
                                                        --------------  --------------   --------------  ---------------

    LOSS BEFORE INCOME TAX                                   (505,994)       (301,162)        (832,439)        (566,262)

    PROVISION FOR INCOME TAXES                                    800               -              800              800
                                                        --------------  --------------   --------------  ---------------
    NET LOSS                                            $    (506,794)  $    (301,162)   $    (833,239)  $     (567,062)
                                                        ==============  ==============   ==============  ===============

    BASIC AND DILUTED NET LOSS PER SHARE                $       (0.00)  $       (0.00)   $       (0.00)  $        (0.00)
                                                        ==============  ==============   ==============  ===============

    WEIGHTED AVERAGE COMMON STOCK OUTSTANDING             261,454,134     242,455,448      257,872,256      236,313,848
                                                        ==============  ==============   ==============  ===============


















         The accompanying notes form an integral part of these unaudited financial statements

                                     IMAGING3, INC.
                    STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                       JUNE 30, 2009 AND JUNE 30, 2008 (UNAUDITED)

                                                                                               2009               2008
                                                                                          ----------------   ----------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
                Net loss                                                                  $      (833,239)   $      (567,062)
                Adjustments to reconcile net loss to net cash used for
                operating activities:
                   Depreciation and amortization                                                    9,913              7,997
                   Common stock issued for services and R&D                                        34,375             73,133
                   Gain on settlement of debt                                                           -              1,977
                (Increase) / decrease in current assets:
                          Accounts receivable                                                       2,629            (35,175)
                          Inventory                                                                (4,283)          (166,709)
                          Prepaid expenses and other assets                                        (8,213)            (6,148)
                Increase / (decrease) in current liabilities:
                          Accounts payable                                                         21,566            (45,723)
                          Accrued expenses                                                        164,950           (105,233)
                          Deferred revenue                                                         19,835            (33,325)
                          Equipment deposits                                                       12,140            133,083
                                                                                          ----------------   ----------------
                Net cash used for operating activities                                           (580,327)          (743,185)
                                                                                          ----------------   ----------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchase of property, plant, and equipment                                              -            (22,992)
                                                                                          ----------------   ----------------
                  Net cash used for investing activities                                                -            (22,992)
                                                                                          ----------------   ----------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from subscription receivable                                                   -             42,000
                Receipts from / (payments to) officer, net                                         70,199           (146,292)
                Proceeds from issuance of common stock, net                                       495,501          1,174,152
                                                                                          ----------------   ----------------
                   Net cash provided by financing activities                                      565,700          1,069,860
                                                                                          ----------------   ----------------

      NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                          (14,627)           303,683

      CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                                   73,447              2,293
                                                                                          ----------------   ----------------

      CASH & CASH EQUIVALENTS, ENDING BALANCE                                             $        58,820    $       305,976
                                                                                          ================   ================

















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

         The Company's primary business is production and sale of medical equipment, parts and services to hospitals, surgery centers, research labs, physician offices and veterinarians. Equipment sales include new c-arms, c-arm tables, remanufactured c-arms, and used c-arm and surgical tables. Part sales consist of new or renewed replacement parts for c-arms.

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

DUE TO OFFICER

         At June 30, 2009 and December 31, 2008, the Company had a balance due to the Chief Executive Officer of the Company amounting to $854,409 and $784,210, respectively, for amounts borrowed. The amount is due on demand, is interest free and secured by the assets of the Company. As a portion of this balance is related to services performed by the Chief Executive Officer and as payments are routinely made to the Chief Executive Officer for funds advanced, no interest has been imputed on the balance due.

EQUIPMENT DEPOSITS

         Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balance at June 30, 2009 and December 31, 2008, was $128,508 and $116,368, respectively.

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

BASIC AND DILUTED NET LOSS PER SHARE

         Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 superseded Accounting Principles Board Opinion No.15 ("APB 15"). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

3.    ACCOUNTS RECEIVABLE

         All accounts receivable are trade related. These receivables are current and management believes are collectible except for those for which a reserve has been provided. The balance of accounts receivable as of June 30, 2009 was $61,520 as compared to $64,149 as of December 31, 2008. The reserve amount for uncollectible accounts was $1,375 as of June 30, 2009 and December 31, 2008, respectively.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED



4.    INVENTORIES

         Inventory consisted of the following:

                                                      06/30/09        12/31/08
                                                   ------------    -------------
               Parts inventory                     $   215,703     $  137,048
               Finished goods                          347,292        421,664
               Inventory reserve                      (229,972)      (229,972)
                                                   ------------    -------------
               Total, net                          $   333,023     $  328,740
                                                   ============    =============

5.    PROPERTIES AND EQUIPMENT

         Property and equipment consisted of the following:

                                                      06/30/09        12/31/08
                                                   ------------    -------------
               Furniture and office equipment      $    78,694     $   78,694
               Tools and shop equipment                 54,183         54,183
               Vehicles                                105,871        105,871
                                                   ------------    -------------
                                                       238,748        238,748
               Less Accumulated depreciation          (224,906)      (214,993)
                                                   ------------    -------------
               Total, net                          $    13,842     $   23,755
                                                   ============    =============

         Depreciation expenses were $9,913 and $7,997 for the six months ended June 30, 2009 and 2008, respectively.

6.    ACCRUED EXPENSES

         Accrued expenses consisted of the following:


                                                      06/30/09        12/31/08
                                                   ------------    -------------
         Accrued payroll taxes                     $   169,540     $   30,352
         Other accrued expenses                         41,344         16,501
         Accrued legal fees                            431,040        416,620
         Accrued ongoing litigation                  1,793,665      1,807,165
                                                   ------------    -------------
                Total                              $ 2,435,588     $2,270,638
                                                   ============    =============

         During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory. The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges. The original amount was $104,000. In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company's books was relieved. In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed. After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error. Settlement is currently being negotiated. However, as it appears likely that additional payments will be required, the Company has accrued $169,540 for payroll taxes, interest, and penalty charges until such time as full settlement is reached with the Internal Revenue Service.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


7.    STOCKHOLDERS' EQUITY

COMMON STOCK

            During the six month period ended June 30, 2009, the Company issued 12,750,000 shares of common stock for cash proceeds of $495,500 net of offering costs of $20,500 as part of its private placement.

         During the six month period ended June 30, 2009, the Company issued 687,500 shares of common stock for consulting services. The Company recorded $34,375 as consulting fees expense to settle the payment as agreed on the date of invoice at the fair market value.

8.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

         The Company prepares its statements of cash flows using the indirect method as defined under Statement of Financial Accounting Standards No. 95.

         The Company paid income taxes of $0 and interest of $1,052 during the six month period ended June 30, 2009. The Company paid income taxes of $0 and interest of $2,641 during the six month period ended June 30, 2008.

9.   GOING CONCERN

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the three month periods ended June 30, 2009 and 2008, the Company incurred losses of $506,794 and $301,162, respectively. The Company has an accumulated deficit of $11,520,345 as of June 30, 2009. The continuing losses have adversely affected the liquidity of the Company.

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

         Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the three month period ended June 30, 2009, towards (i) obtaining additional equity financing, and in that regard, in 2009 the Company was in the process of offering to sell more shares at $0.04 per share in a private placement to accredited investors, (ii) controlling of salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods, and (v) increasing marketing and sales. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost. The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the CEO

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


and CFO. Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense on a monthly basis. Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.


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

         The balance of due to officer amounts to $854,409 as of June 30, 2009 and $784,210 as of December 31, 2008, payable on demand except for $375,000 which is payable in full on Decmeber 31, 2012. The outstanding balance does not bear interest. As a portion of this balance is related to services performed by the Chief Executive Officer and as payments are routinely made to the Chief Executive Officer for funds advanced, no interest has been imputed on the balance due.

         During the second quarter ended June, 2009, the Chief Executive Officer was paid $1,110 of the amount that was owed to him.

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

                  (j)      failure  of  Imaging3  to  obtain   approval  of  its
                           proprietary medical imaging technology and device from the United States Food and Drug Administration.

         There is no assurance that Imaging3 will be profitable; Imaging3 may not be able to successfully develop, manage or market its products and services; Imaging3 may not be able to attract or retain qualified executives and technology personnel; Imaging3 may not be able to obtain customers for its products or services; Imaging3's products and services may become obsolete; government regulation may hinder Imaging3's business; Imaging3 may not be able to obtain the required approvals from the United States Food and Drug

Administration for its products and services; additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in Imaging3's businesses.

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

         RENTAL INCOME. Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer's needs ranging from 5 days to 6 months. An operating lease agreement is utilized. The rental revenues were insignificant in the three and six month periods ended June 30, 2009 and 2008. Written rental agreements are used in all instances.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

         We had revenues in the first six months of 2009 of $574,496 compared to $902,062 for the same period in 2008, which represents a 36% decrease. The decrease in revenue is due in part to the Company's focus on obtaining approval for its new proprietary medical device but the Company intends to focus on the marketing, sale and provision of its historic products and services as well. Our equipment sales were $289,981 in the first six months of 2009, compared to $665,618 in 2008, representing a decrease in equipment sales of $375,637 in 2009 or 56%. Our service and parts sales for the first six months of 2009 were $181,960 compared to $128,094 in 2008. The Company will continue to focus on increasing its revenue in this area as well.

         Our cost of revenue was $257,368 in the first six months of 2009 compared to $294,225 in the first six months of 2008, which represents a decrease of $36,857 or 13%. This is due in large part to the decrease in revenue. We had a decrease in gross profit margin in 2009 of $317,128 versus $607,837 in the first six months of 2008, again due to decreased revenues. Our operating expenses decreased slightly from $1,139,407 in the first six months of 2008 to $1,120,320 in the first six months of 2009, a 2% decrease. Our loss on operations increased to $803,192 in the first six months of 2009 compared to $531,570 in the first six months of 2008, a 33% increase. This increase is attributed to the overall decrease in revenue for this same period. Our net loss was $833,239 in the first six months of 2009 compared to $567,062 in the first six months of 2008, a 31% increase, again as a result of a decreased revenue stream and the recognition of a payroll tax liability with the Internal Revenue Service for $169,540 for the year ended 2003. The Company felt that this issue was resolved in an earlier period and is currently being negotiated.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

         We had revenues in the first three months of 2009 of $260,127 compared to $462,775 for the same period in 2008, which represents a 43% decrease. The decrease in revenue is due in part to the Company's focus on obtaining approval for its new proprietary medical device but the Company intends to focus on the marketing, sale and provision of its historic products and services as well. Our equipment sales were $141,290 in the first three months of 2009, compared to $308,043 in 2008, representing a decrease in equipment sales of $166,753 in 2009 or 54%. Our service and parts sales for the first three months of 2009 were $75,502 compared to $89,185 in 2008. The Company will continue to focus on increasing its revenue in this area as well.

         Our cost of revenue was $131,375 in the first three months of 2009 compared to $218,259 in the first three months of 2008, which represents a decrease of $86,884 or 39%. This is due in large part to the decrease in revenue. We had a decrease in gross profit margin in 2009 of $128,752 versus $244,516 in the first three months of 2008, again due to decreased revenues. Our operating expenses increased from $528,564 in the first three months of 2008 to $621,080 in the first three months of 2009, a 15% increase. Our loss on operations increased to $492,328 in the first three months of 2009 compared to $284,048 in the first three months of 2008, a 40% increase. This increase is attributed to the overall decrease in revenue for this same period. Our net loss was $506,794 in the first three months of 2009 compared to $301,162 in the first three months of 2008, a 31% increase, again as a result of a decreased revenue stream and the recognition of a payroll tax liability with the Internal Revenue

Service for $169,540 for the year ended 2003. The Company felt that this issue was resolved in an earlier period and is currently being negotiated.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position was $58,820 at June 30, 2009, compared to $73,447 at December 31, 2008.

         As of June 30, 2009, the Company has current assets of $482,724, non-current assets of $44,866, and current liabilities of $3,754,288.

         Net cash used for operating activities amounted to $580,327 for the six month period ended June 30, 2009, as compared to $743,185 for the six month period ended June 30, 2008. The decrease in 2009 as compared to 2008 resulted from increased net loss.

         Net cash provided by financing activities amounted to $1,069,860 and $565,700 for the six month periods ended June 30, 2008 and 2009, respectively. The decrease in 2009 as compared to 2008 resulted from a smaller private placement of stock during the six month period ended June 30, 2009 as well as decreased equipment sales.

         The Company does not have sufficient capital to meet our current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934 as amended. The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit. The Company will need between $50,000 to $100,000 annually to maintain its reporting obligations. The Company may attempt to do more private placements of its stock in the future to raise capital, but there is no assurance that the Company can raise sufficient capital or obtain financing to enable it to obtain approval of its prototype from the United States Food and Drug Administration and to sustain monthly operations. There may not be sufficient funds available to the Company to enable it to remain in business and the Company's needs for additional financing are likely to persist.

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

         At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the disclosure controls and procedures of our Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three month period ended June 30, 2009, the Company sold shares of its common stock for net cash proceeds of $156,700 in one private placement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS
EXHIBIT NO.             DESCRIPTION
------------            -------------------------------------------------------------------------------------------
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

------------

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

Dated: August 3, 2009         IMAGING3, INC.

                              By:  /s/ Dean Janes
                                    --------------------------------------------
                                     Dean Janes, Chief Executive Officer
                                     and Chairman (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/Dean Janes                                       Dated: August 3, 2009
     ----------------------------------------------
    Dean Janes, Chief Executive Officer
    and Chairman (Principal Executive Officer)

By:  /s/Christopher Sohn                                 Dated: August 3, 2009
     ----------------------------------------------
    Christopher Sohn, Director, President
    and Chief Operating Officer

By:  /s/Xavier Aguilera                                  Dated: August 3, 2009
     ----------------------------------------------
    Xavier Aguilera, Chief Financial Officer,
    Secretary, and Executive Vice President
    (Principal Financial/Accounting Officer)