Form 10-Q
period 2009-09-30
IMAGING3 INC
filed 2009-11-13
CIK 1205181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2009

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________


                        Commission File Number: 000-50099
        ----------------------------------------------------------------

                                 IMAGING3, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                95-4451059
------------------------------------     --------------------------------------
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

As of November 1, 2009, the number of shares outstanding of the registrant's class of common stock was 375,709,898.



                                                    TABLE OF CONTENTS
                                                                                                               PAGE

PART I.           FINANCIAL INFORMATION...........................................................................1

   ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)................................................................1
                  BALANCE SHEETS AT SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008..........................2
                  STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND
                  SEPTEMBER 30, 2008 (UNAUDITED)..................................................................3
                  STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER
                  30, 2008 (UNAUDITED)............................................................................4
   ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........12
   ITEM 4.        CONTROLS AND PROCEDURES........................................................................16

PART II. OTHER INFORMATION.......................................................................................18

   ITEM 1.        LEGAL PROCEEDINGS..............................................................................18
   ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....................................18
   ITEM 3.        DEFAULTS UPON SENIOR SECURITIES................................................................18
   ITEM 4.        SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS...........................................18
   ITEM 5.        OTHER INFORMATION..............................................................................18
   ITEM 6.        EXHIBITS.......................................................................................19

SIGNATURES.......................................................................................................20


PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                                            IMAGING3, INC.
                                            BALANCE SHEETS
                       AT SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

                                                ASSETS

                                                                                   9/30/2009        12/31/2008
                                                                                ----------------  ---------------
                                                                                  (UNAUDITED)
 CURRENT ASSETS:
 Cash and cash equivalents                                                      $       154,412   $       73,447
 Accounts receivable, net                                                                55,267           64,149
 Other receivables-related party                                                      1,088,934                -
 Inventory, net                                                                         332,014          328,740
 Prepaid expenses                                                                        31,240           21,148
                                                                                ----------------  ---------------
    Total current assets                                                              1,661,867          487,484

 PROPERTY AND EQUIPMENT, NET                                                             17,244           23,755

 OTHER ASSETS                                                                            31,024           31,024
                                                                                ----------------  ---------------
 Total assets                                                                   $     1,710,135   $      542,263
                                                                                ================  ===============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
 Accounts payable                                                               $       131,140   $      175,329
 Accrued expenses                                                                     2,307,091        2,270,638
 Deferred revenue                                                                       195,846          119,052
 Equipment deposits                                                                     223,360          116,368
 Due to an officer                                                                            -          784,210
                                                                                ----------------  ---------------
    Total current liabilities                                                         2,857,437        3,465,597

 STOCKHOLDERS' DEFICIT:
 Common stock, no par value; authorized shares 500,000,000;
 375,709,898 and 249,924,052 issued and outstanding
 at September 30, 2009 and December 31, 2008, respectively                           10,988,572        7,763,772
 Accumulated deficit                                                                (12,135,874)     (10,687,106)
                                                                                ----------------  ---------------
    Total stockholders' deficit                                                      (1,147,302)      (2,923,334)
                                                                                ----------------  ---------------
 Total liabilities and stockholders' deficit                                    $     1,710,135   $      542,263
                                                                                ================  ===============


                 The accompanying notes form an integral part of
                      these unaudited financial statements

                                 IMAGING3, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For the three month periods         For the nine month periods
                                                                 ended September 30,              ended September 30,
                                                              2009              2008             2009             2008
                                                          --------------   ---------------  ---------------  ----------------

  NET REVENUES                                            $     224,747    $      505,361   $      799,243   $     1,407,424

  COST OF GOODS SOLD                                             80,115           264,101          337,483           558,327
                                                          --------------   ---------------  ---------------  ----------------
  GROSS PROFIT                                                  144,632           241,260          461,760           849,097

  OPERATING EXPENSES:
  General and administrative expenses                           509,226           505,431        1,629,546         1,644,838
                                                          --------------   ---------------  ---------------  ----------------
  Total operating expenses                                      509,226           505,431        1,629,546         1,644,838

                                                          --------------   ---------------  ---------------  ----------------
  LOSS FROM OPERATIONS                                         (364,594)         (264,171)      (1,167,786)         (795,741)

  OTHER INCOME (EXPENSE):
  Interest expense                                              (11,746)              631          (41,021)          (36,038)
  Gain on litigation settlement                                  39,000           155,000           39,000           156,977
  Other expense                                                (282,871)                -         (282,871)                -
  Other income                                                    4,682           170,372            4,710           170,372
                                                          --------------   ---------------  ---------------  ----------------
     Total other income (expense)                              (250,935)          326,003         (280,182)          291,311
                                                          --------------   ---------------  ---------------  ----------------

  INCOME (LOSS) BEFORE INCOME TAX                              (615,529)           61,832       (1,447,968)         (504,430)

  PROVISION FOR INCOME TAXES                                          -                 -              800               800

                                                          --------------   ---------------  ---------------  ----------------
  NET INCOME (LOSS)                                       $    (615,529)   $       61,832   $   (1,448,768)  $      (505,230)
                                                          ==============   ===============  ===============  ================

  BASIC AND DILUTED NET LOSS PER SHARE                    $       (0.00)   $         0.00   $        (0.01)  $         (0.00)
                                                          ==============   ===============  ===============  ================

  WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                 285,397,317       248,452,240      267,148,101       240,389,513
                                                          ==============   ===============  ===============  ================


                 The accompanying notes form an integral part of
                      these unaudited financial statements

                                 IMAGING3, INC.
               STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008 (UNAUDITED)

                                                                                                2009               2008
                                                                                          ----------------   ----------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
                Net loss                                                                  $    (1,448,768)   $      (505,230)
                Adjustments to reconcile net loss to net cash used for
                operating activities:
                   Depreciation and amortization                                                    6,511             12,953
                   Common stock issued for services and R&D                                        34,375             73,133
                   Gain on settlement of debt                                                     (39,000)          (156,977)
                   Loss on conversion of debt                                                       6,571                  -
                (Increase) / decrease in current assets:
                           Accounts receivable                                                      8,882            (53,151)
                           Inventory                                                               (3,274)          (159,434)
                           Prepaid expenses and other assets                                      (10,092)           (28,255)
                Increase / (decrease) in current liabilities:
                          Accounts payable                                                        (44,191)           (97,180)
                          Accrued expenses                                                         75,455           (307,381)
                          Deferred revenue                                                         76,794             (4,250)
                          Equipment deposits                                                      106,992            (85,404)
                                                                                          ----------------   ----------------
                  Net cash used for operating activities                                       (1,229,745)        (1,311,176)
                                                                                          ----------------   ----------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchase of property, plant, and equipment                                              -            (22,992)
                                                                                          ----------------   ----------------
                  Net cash used for investing activities                                                -            (22,992)
                                                                                          ----------------   ----------------

      CASH FLOWS FROM FINANCING ACTIVITIES:

                Receipts from / (payments to) officer, net                                     (1,773,144)            74,666
                Proceeds from issuance of common stock, net                                     3,083,854          1,259,072
                                                                                          ----------------   ----------------
                   Net cash provided by financing activities                                    1,310,710          1,333,738
                                                                                          ----------------   ----------------

      NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                           80,965               (429)

      CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                                   73,447              2,293
                                                                                          ----------------   ----------------

      CASH & CASH EQUIVALENTS, ENDING BALANCE                                             $       154,412    $         1,864
                                                                                          ================   ================


                 The accompanying notes form an integral part of
                      these unaudited financial statements

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

1.       ORGANIZATION AND DESCRIPTION OF BUSINESS

         Imaging3, Inc. (the "Company") is a California corporation incorporated on October 29, 1993, as Imaging Services, Inc. The Company filed a certificate of amendment of articles of incorporation to change its name to Imaging3, Inc. on August 20, 2002.

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

DUE TO OFFICER

         At September 30, 2009 and December 31, 2008, the Company had a balance due to the Chief Executive Officer of the Company amounting to $-0- and $784,210, respectively, for amounts borrowed by the company. Final payment was effected during the third quarter of 2009.

EQUIPMENT DEPOSITS

         Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balance at September 30, 2009 and December 31, 2008, was $223,360 and $116,368, respectively.

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

BASIC AND DILUTED NET LOSS PER SHARE

         Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. No adjustment has been made for any common stock equivalents outstanding because their effects would be anti-dilutive.

SUBSEQUENT EVENTS

         The management of the Company has evaluated the period after the balance sheet date up through October 26, 2009, which is the date that the financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

NEW ACCOUNTING STANDARDS

         On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). Among the significant changes, this standard requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. This standard also requires costs for business restructuring and exit activities related to the acquired company to be included in the

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, this standard requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties.

         The application of this standard is likely to have a significant impact on how the Company allocates the purchase price of prospective business combinations, including the recognition and measurement of assets acquired and liabilities assumed and the expensing of direct transaction costs and costs to integrate the acquired business.

         On January 1, 2009, the Company adopted a new accounting standard issued by the FASB that establishes accounting and reporting standards for noncontrolling interests in a subsidiary in consolidated financial statements, including deconsolidation of a subsidiary. This standard requires entities to record the acquisition of noncontrolling interests in subsidiaries initially at fair value. The adoption of this standard did not impact earnings per share attributable to Imaging3, Inc.'s common stockholders. There were no changes in the Company's ownership interests for the three or nine months ended September 30, 2009.

         On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure of derivative instruments and hedging activities. This standard expanded the disclosure requirements about an entity's derivative financial instruments and hedging activities, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

         Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company's financial statements.

         Effective June 30, 2009, the Company adopted a newly issued accounting standard related to accounting for and disclosure of subsequent events in its financial statements. This standard provides the authoritative guidance for subsequent events that was previously addressed only in United States auditing standards. This standard establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. This standard does not apply to subsequent events or transactions that were within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company's financial statements.

         In June 2009, the FASB issued an amendment to the accounting standards related to the consolidation of variable interest entities ("VIE"). This standard provides a new approach for determining which entity should consolidate a VIE, how and when to reconsider the consolidation or deconsolidation of a VIE and requires disclosures about an entity's significant judgments and assumptions used in its decision to consolidate or not consolidate a VIE. Under this

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

standard, the new consolidation model is a more qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. This standard is effective for the Company as of January 1, 2010 and the Company does not expect the impact of its adoption to be material to its financial statements.

         In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and provides that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

         In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

         In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

3.       ACCOUNTS RECEIVABLE

         All accounts receivable are trade related. These receivables are current and management believes are collectible except for those for which a reserve has been provided. The balance of accounts receivable as of September 30, 2009 was $55,267 as compared to $64,149 as of December 31, 2008. The reserve amount for uncollectible accounts was $1,375 as of both September 30, 2009 and December 31, 2008.

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


4.       INVENTORIES

         Inventory consisted of the following:

                                                             09/30/09           12/31/08
                                                           ------------       -------------
             Parts inventory                               $   214,747        $    137,048
             Finished goods                                    347,239             421,664
             Inventory reserve                               (229,972)            (229,972)
                                                           ------------       -------------
             Total, net                                    $   332,014        $    328,740
                                                           ============       =============

5.       PROPERTIES AND EQUIPMENT

         Property and equipment consisted of the following:

                                                              09/30/09          12/31/08
                                                           --------------     -------------
             Furniture and office equipment                $    78,694        $     78,694
             Tools and shop equipment                           54,183              54,183
             Vehicles                                          105,871             105,871
                                                           --------------     -------------
                                                               238,748             238,748
             Less Accumulated depreciation                    (221,504)           (214,993)
                                                           --------------     -------------
             Total, net                                    $    17,244        $     23,755
                                                           ==============     =============

         Depreciation expenses were $6,511 and $12,953 for the nine months ended September 30, 2009 and 2008, respectively.

6.       ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                                              09/30/09           12/31/08
                                                           --------------     -------------
         Accrued payroll taxes                               $ 163,540          $   30,352
         Other accrued expenses                                 26,485              16,501
         Accrued legal fees                                    436,015             416,620
         Accrued ongoing litigation                          1,681,051           1,807,165
                                                           --------------     -------------
                Total                                       $2,307,091          $2,270,638
                                                           ==============     =============

         During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory. The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges. The original amount was $104,000. In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company's books was relieved. In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed. After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error. Settlement was reached and the Company is currently paying $2,000 per month with a potential balloon payment in one year subject to re-negotiation after one year with the IRS. During this period, the Company also entered into

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

an arrangement to pay one of its litigated settlements of $78,000 for $39,000, thereby allowing a gain of $39,000 on this transaction.

7.       STOCKHOLDERS' EQUITY

COMMON STOCK

         During the nine month period ended September 30, 2009, the Company issued 119,934,027 shares of common stock for cash proceeds of $3,083,854 net of offering costs of $113,622 as part of its private placement.

         During the nine month period ended September 30, 2009, the Company issued 5,164,319 shares of common stock for the conversation of $100,000 in debt owed. Per the terms of the conversion feature of the note, the principal balance was convertible into 5,000,000 shares. The excess of the shares issued was recorded as a loss on conversion of debt of $6,571.

         During the nine month period ended September 30, 2009, the Company issued 687,500 shares of common stock for services rendered for a total of $34,375.

8.       SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

         The Company paid income taxes of $800 and interest of $7,573 during the nine month period ended September 30, 2009. The Company paid income taxes of $800 and interest of $9,883 during the nine month period ended September 30, 2008.

9.       GOING CONCERN

         The Company's nine month financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the three month periods ended September 30, 2009 and 2008, the Company incurred losses of $615,529 and revenue of $61,832, respectively. Revenue in the third quarter of 2008 occurred as a result of strong sales. The Company has an accumulated deficit of $12,135,874 as of September 30, 2009. The continuing losses have adversely affected the liquidity of the Company.

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

         Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the nine month period ended September 30, 2009, towards (i) obtaining additional equity capital, and in that regard, in 2009 the Company was in the process of offering to sell shares at $0.025 per share in a private placement to accredited investors, (ii) controlling of salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods, and (v) increasing marketing and sales. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and

                                 IMAGING3, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

overhead cost. The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the CEO and CFO. Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense on a monthly basis. Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.


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

         The balance of due to officer amounts to $-0- as of September 30, 2009 and $784,210 as of December 31, 2008.

         During the nine months ended September 30, 2009, the Chief Executive Officer was paid $1,773,144 of the amount that was owed to him. This amount included adjustments for funds not recorded in 2004 and 2005.

11.      OTHER RECEIVABLES - RELATED PARTY

         During the quarter ended September 30, 2009, the Company remitted $1,088,934 to its Chief Executive Officer as over funding of previous borrowings made by the Company from him. The amount remitted was inadvertently calculated to be in excess of the amount actually owed by the Company to its CEO. Accordingly, upon realizing the miscalculations, the Company CEO immediately transferred the net receivable balance back to the Company subsequent to September 30, 2009.


12.      SUBSEQUENT EVENTS

         Subsequent to September 30, 2009, the Company's CEO transferred the net receivable balance recorded as "Other receivables-related party" back to the Company.

         There are no additional significant subsequent events to report through November 12, 2009, the date the financial statements were issued.

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

                  (f) reductions in demand for Imaging3's products and services;

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

CURRENT OVERVIEW

         Though our efforts have been to market our refurbished equipment, the sales and revenues from service and parts are increasing, either from extended warranty purchases at the time of purchase of the refurbished equipment, or service contracts and time and material revenue realized upon warranty expiration, the majority of which is realized one year from equipment purchase as warranties expire.

         Our sales efforts through direct mail, broadcast facsimile and broadcast email to thousands of potential customers throughout the United States generates leads of potential customers desiring to purchase equipment either immediately or in the course of one year. This lead generation through direct mail, broadcast facsimile and email will continue on a quarterly basis with the goal of increasing the total number of leads for our sales staff. Management expects that the marketing program will also eventually help stabilize the amount of refurbished equipment sold on a monthly basis, since the carry-over of leads not looking for immediate purchase will overlap with the immediate sales leads. The greater the number of leads generated, whether immediate or long term, the greater the opportunity to eventually create a consistent number of sales.

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

         RENTAL INCOME Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer's needs ranging from 5 days to 6 months. An operating lease agreement is utilized. The rental revenues were insignificant in the three and nine month periods ended September 30, 2009 and 2008. Written rental agreements are used in all instances.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

         We had revenues in the first nine months of 2009 of $799,243 compared to $1,407,424 for the same period in 2008, which represents a 56% decrease. The decrease in revenue is due in part to the Company's focus on obtaining approval for its new proprietary medical device but the Company intends to refocus on the marketing, sale and provision of its historic products and services as well. Our equipment sales were $375,264 in the first nine months of 2009, compared to $1,058,768 during the same period in 2008, representing a decrease in equipment sales of $1,023,504 in 2009. Our service and parts sales for the first nine months of 2009 were $250,750 compared to $211,407 during the same period in 2008. The Company will continue to focus on increasing its revenue in this area as well.

         Our cost of revenue was $337,483 in the first nine months of 2009 compared to $558,327 in the first nine months of 2008, which represents a decrease of $220,844 or 39%. This is due in large part to the larger sales revenue in 2008. We had a decrease in gross profit margin in 2009 of $461,760 versus $849,097 in the first nine months of 2008, again due to decreased sales in 2009. Our operating expenses decreased slightly from $1,644,838 in the first nine months of 2008 to $1,629,546 in the first nine months of 2009, a 1% decrease. Our loss on operations increased to $1,167,786 in the first nine months of 2009 compared to $795,741 in the first nine months of 2008, a 68% increase. This increase is attributed to the overall decrease in revenue for this same period. Our net loss was $1,448,768 in the first nine months of 2009 compared to $505,230 in the first nine months of 2008, a 34% increase, again as a result of a decreased revenue and the recognition of a payroll tax liability with the Internal Revenue Service for $169,540 for the year ended 2003. The Company felt that this issue was resolved in an earlier period and is now settled.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

         We had revenues in the three months ended September 30, 2009 of $224,747 compared to $505,361 for the same period in 2008, which represents a 44% decrease. The decrease in revenue is due in part to the Company's focus on obtaining approval for its new proprietary medical device but the Company intends to refocus on the marketing, sale and provision of its historic products and services as well. Our equipment sales were $85,284 in the three months ended September 30, 2009, compared to $393,150 in 2008, representing a decrease in equipment sales of $307,866 in 2009 . Our service and parts sales for the three months ended September 30, 2009 were $33,665 compared to $47,962 in 2008. The Company will continue to focus on increasing its revenue in this area as well.

         Our cost of revenue was $80,115 in the three months ended September 30, 2009 compared to $264,101 in the three months ended September 30, 2008, which represents a decrease of $183,986. This is due in large part to the decrease in revenue. We had a decrease in gross profit margin in the three months ended September 30, 2009 of $144,632 versus $241,260 for the same period of 2008, again due to decreased revenues. Our operating expenses increased from $505,431 in the three months ending September 30, 2008 to $509,226 for the same period in 2009, a 1% increase. Our loss on operations increased to $364,594 in the three months ended September 30, 2009 compared to $264,171 for the same period in 2008, a 38% increase. This increase is attributed to the overall decrease in revenue for this same period. Our net loss was $615,529 in the three months ending September 30, 2009 compared to a profit of $61,832 for the same period in 2008, again as a result of a decreased revenue.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position was $154,412 at September 30, 2009, compared to $73,447 at December 31, 2008.

         As of September 30, 2009, the Company has current assets of $1,661,867, non-current assets of $48,268, and current liabilities of $2,857,437.

         Net cash used for operating activities amounted to $1,229,745 for the nine month period ended September 30, 2009, as compared to $1,311,177 for the nine month period ended September 30, 2008. The decrease in 2009 as compared to 2008 resulted from increased net loss.

         Net cash provided by financing activities amounted to $1,333,738 and $1,310,710 for the nine month periods ended September 30, 2008 and 2009, respectively. The decrease in 2009 as compared to 2008 resulted from the retirement of debt owed during the nine month period ended September 30, 2009.

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

         At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the disclosure controls and procedures of our Company were effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three month period ended September 30, 2009, the Company sold 107,184,027 shares of its common stock for net cash proceeds of $2,588,353 in five private placements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

EXHIBIT NO.             DESCRIPTION
-----------------       -------------------------------------------------------------------------------------------
         3.1            Articles of Incorporation(1)
         3.2            Articles of Amendment dated October 25, 2001, June 24, 2002, and August 13, 2002(1)
         3.3            Bylaws (1)
         3.4            Certificate of Amendment dated September 30, 2003(2)
         3.5            Certificate of Amendment dated October 25, 2001(3)
         3.6            Certificate of Amendment June 24, 2002(3)
         3.7            Certificate of Amendment August 13, 2002(3)
        10.1            Patent #6,754,297(3)
        10.2            Consulting Agreement(3)
        10.3            Assignment(3)
        10.6            Commercial Promissory Note dated August 4, 2004(4)
        10.7            Security Agreement(4)
        10.8            Commercial Promissory Note dated April 24, 2005(5)
        10.9            Lease entered into May 24, 2001 by and between Dean M. Janes and Imaging Services, Inc.(6)
       10.10            IR Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease -
                        Net, dated June 21, 2004 by and between Four T's, Bryan Tashjan, Ed Jr. Tashjan, Bruce
                        Tashjan, Greg Tashjan and Dean Janes DBA Imaging Services, Inc.(6)
        31.1            Section 302 Certification of Chief Executive Officer
        31.2            Section 302 Certification of Chief Financial Officer
        32.1            Section 906 Certification
        32.2            Section 906 Certification
-----------------

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

Dated: November 13, 2009           IMAGING3, INC.

                                   By:  /s/ Dean Janes
                                   ----------------------------------------
                                   Dean Janes, Chief Executive Officer
                                   and Chairman (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Dean Janes                                      Dated: November 13, 2009
    ------------------------------------------------
    Dean Janes, Chief Executive Officer
    and Chairman (Principal Executive Officer)

By: /s/ Christopher Sohn                                Dated: November 13, 2009
    ------------------------------------------------
    Christopher Sohn,  President
    and Chief Operating Officer

By: /s/ Xavier Aguilera                                 Dated: November 13, 2009
    ------------------------------------------------
    Xavier Aguilera, Director and Chief Financial
    Officer, Secretary, and Executive Vice President
    (Principal Financial/Accounting Officer)