Form 10-K
period 2009-12-31
IMAGING3 INC
filed 2010-04-06
CIK 1205181

FORM 10-K

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2009


                         COMMISSION FILE NUMBER 0-13215

                                 IMAGING3, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                  95-4451059
      ------------------------             -----------------------------------
      (State of Incorporation)             (I.R.S. Employer Identification No.)


                3200 W. VALHALLA DRIVE, BURBANK, CALIFORNIA 91505
           ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
           ---------------------------------------------------------
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                                     NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                                WHICH REGISTERED
------------------------------                       ------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No | |

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                  Yes [ ] No |X|

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

                                                                  Yes |_| No |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $194,295,690 as of March 29, 2010 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by OTC Bulletin Board).

         There were 375,709,898 shares outstanding of the registrant's Common Stock as of March 29, 2010.


                                                     TABLE OF CONTENTS

PART 1
ITEM 1                  Business                                                                               4
ITEM 2                  Properties                                                                             18
ITEM 3                  Legal Proceedings                                                                      18
ITEM 4                  Submission of Matters to a Vote of Security Holders                                    18
PART II
ITEM 5                  Market for Common Equity and Related Stockholder Matters                               18
ITEM 6                  Selected Financial Data                                                                19
ITEM 7                  Management's Discussion and Analysis or Plan of Operation                              19
ITEM 8                  Financial Statements and Supplementary Data                                            24
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   41
ITEM 9A(T)              Controls and Procedures                                                                41
ITEM 9B                 Other Information                                                                      42
PART III
ITEM 10                 Directors, Executive Officers, and Corporate Governance                                43
ITEM 11                 Executive Compensation                                                                 46
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related             47
                        Stockholder Matters
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence              48
ITEM 14                 Principal Accounting Fees and Services                                                 48
ITEM 15                 Exhibits, Financial Statement Schedules                                                49
SIGNATURES                                                                                                     50

                                     PART I

ITEM 1. BUSINESS
----------------

GENERAL

         Imaging3, Inc. (the "Company" or "Imaging3") has developed a proprietary medical technology designed to produce 3D medical diagnostic images in real time. In the future, healthcare workers using Imaging3 devices will potentially be able to instantly view 3D, high-resolution images of virtually any part of the human body.

HISTORY

         The Company was founded as Imaging Services, Inc. ("ISI") on October 29, 1993, by Dean Janes. The Company initially served as a low cost, third party service alternative for equipment made by Orthopedic Equipment Company Medical Systems ("OEC"). OEC is the largest manufacturer of mobile surgical C-arms with over a 60% market share in the United States. A C-arm is an integral component of a fluoroscopic imaging system used for various types of surgery. Management believes that prior to the Company's inception, no company existed solely focused on providing third party service for OEC equipment.

         In early 1994, Imaging3 began offering upgrades for OEC C-arms. The most successful upgrade was a CCD (Charged Coupled Device) camera, which improved the image quality of older systems to be comparable with that of brand new products. This offering became so successful that the Company integrated this upgrade with used OEC C-arms and built custom units for NASA, Harvard, University of California at Irvine, University of California at Davis, Baylor University, Baxter Healthcare and other prestigious healthcare organizations. Later that year, Imaging3 applied for and received United States Food and Drug Administration ("FDA") approval for this device, described as the NASA II CCD C-arm.

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

         In 2000, the Company continued its expansion by purchasing a sales company in San Diego, California. This asset purchase brought an extensive database with the contact information for over 43,000 physicians, hospitals, medical centers and surgery centers as well as a streamlined automated sales force. Also, as part of this expansion, several key employees, most of whom were former employees of OEC, were hired to increase the Company's service presence in Arizona, Washington, Nevada, Florida and Hawaii with a national service presence as the ultimate goal. In 2002, the Company closed the San Diego office and consolidated operations in Burbank, California.

         On February 19, 2002, a fire gutted the Company's principal operating facility, causing an estimated $4.3 million in damage. The 10,800-square-foot structure was subsequently rebuilt and the Company has reoccupied it. In the interim, the Company leased temporary facilities. The damage to the building and the loss of the Company's equipment were partially covered by liability insurance. Nevertheless, the fire disrupted the Company's operations.

         In order to better position the Company for its future direction away from service and toward providing proprietary medical imaging products, the Company changed its name Imaging Services, Inc. to Imaging3, Inc. on August 20, 2002.

         On November 25, 2009, the Company filed with the FDA a 510(k) application for approval of the Company's medical diagnostic imaging device for sale in the United States. Assuming that the FDA grants approval, the Company intends to follow up and apply to sell the product in the European and then worldwide markets. The FDA is currently reviewing the application, and management is not certain if or when FDA approval will be granted. The Company completed building its first prototype medical diagnostic imaging device in April 2007.

BUSINESS OPERATIONS

         Imaging3 technology has the potential to contribute to the improvement of healthcare. The Company's technology is designed to cause 3D images to be instantly constructed using high-resolution fluoroscopy. These images can be used as real time references for any current or new medical procedures in which multiple frames of reference are required to perform medical procedures on or in the human body. Management believes that Imaging3 technology has extraordinary market potential in an almost unlimited number of medical applications, including:

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

         o PAIN MANAGEMENT. Imaging3 technology could provide a 3D view of the spine, nerve endings, and injection points and help guide the needle for spinal procedures. 3D images in real-time could also be used to view disk compression.

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

ABSTRACT OF THE PATENT DISCLOSURE

         A computing device in a three-dimensional imaging system utilizes a plurality of distance readings and reference readings from at least one subject sensor to determine a subject location and a subject volume and establish a base three-dimensional map of a subject. A plurality of two-dimensional image exposures along with a plurality of associated reference locations are created by rotating an image source and an image receptor around an inner circumference of an imaging gantry. The plurality of two-dimensional image exposures is digitized to create a plurality of digital two-dimensional image exposures. The computing device receives the plurality of digital two-dimensional image exposures and the plurality of associated reference locations. The overlaying, interpolating and pasting of the plurality of digital two-dimensional image exposures on the base three-dimensional map creates a base three-dimensional image exposure, which is displayed on a display device.

GENERAL DESCRIPTION

         Real-time 3D medical diagnostic imaging will be accomplished by scanning the patient, either partially or completely in a 360-degree circumference under fluoroscopy (or other type of image exposure), utilizing a single or multiple x-ray source and image receptor. The information acquired under fluoroscopy (or other type of image exposure) will be digitized at a frame rate of between 30 to 60 frames per second. This information will be sent to a computer system to be incorporated into a three-dimensional image to be displayed on a computer monitor. The image created can then be manipulated and/or rotated to view the scanned image of the patient's anatomy in any direction or orientation desired by the user. The user could then choose a specific area of the image to update. Once an area is selected, the computer displaying the image would then "gang" or align the x-ray source(s) and image receptor(s) to begin updating scans of new images to be overlaid upon the existing three-dimensional model. This process would then be updated and/or repeated as many times as necessary for the specific procedure to be completed. At any time, a new reference area or scan could be selected or initiated.

THE "O" DEVICE

         Part of the Company's invention is based on an "O" device to create a circular gantry similar to that used with CT to scan a patient a full 360 degrees with fluoroscopic radiation. This approach is expected to allow imaging of the patient from any frame of reference or angulation (current medical imaging devices are limited to 150 degrees to 360 degrees with mechanical orientation or manipulation). 3D imaging requires an "O" device to scan the patient in increments of 360 degrees to allow construction of a three-dimensional image. By scanning the patient in 360 degrees and acquiring images at 30 to 60 frames per second, management believes a three-dimensional image can be constructed.

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

         Currently,  3D imaging is used only for reconstructive  post processing reference images. Magnetic resonance imaging ("MRI"), CT and ultrasound currently have this capability. The 3D images are created by multiple scans of 2D images that require a long period of time to process into a three-dimensional image. The image created is then used only for reference, not real-time manipulation in the body. The Company anticipates that it's 3D images will be constructed almost instantly and will be available to be used as real-time references whenever multiple frames of reference are required to perform medical procedures on or in the human body.

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

         According to a Freedonia Group study, the medical imaging equipment market in the U.S. will register gains of 7.6 percent per year through 2010 to $9.5 billion, faster than projected growth in national health expenditures. Growth will be stimulated by an increasing incidence of patient procedures involving diagnostic imaging, partly the result of an aging population and partly reflecting advances in noninvasive imaging technology.

         The Company's management believes that opportunities exist not only for new companies in imaging products but also software companies for image processing and Picture Archiving and Communication Systems ("PACS") networks. Technological developments continue, which consistently result in new products.

         Diagnostic imaging is an important part of medical diagnosis. It ranges from a dentist's X-ray to find tooth decay to angiograms done to aid a cardiologist in performing an angioplasty. The aging baby boomer population will need the new imaging capabilities for cancer and heart disease detection. The revolution in medical imaging is being fueled not only by new medical imaging technology, but also by advances in computer hardware and software. New systems such as spiral CT or multi-slice CT would not be possible without today's faster processors. Better software algorithms for image analysis and compression make the process more accurate and efficient. The growth of diagnostic imaging could be an important source of revenue for computer manufacturers and software companies specializing in diagnostic imaging.

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

COMPETITION

COMPETITIVE LANDSCAPE

         The healthcare industry in general and the market for imaging products in particular is highly competitive. The Company competes with a number of companies, many of which have substantially greater financial, marketing, and other resources than the Company. The Company's competitors include large companies such as GE, Philips, Siemens, Toshiba and Hitachi, which compete in most medical diagnostic imaging modalities, including x-ray imaging.

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

         Ultrasound is a real-time tomographic imaging modality. Not only does it produce real-time tomograms of the position of reflecting surfaces (internal organs and structures), but it can also be used to produce real-time images of tissue and blood motion. However, ultrasound is a low-resolution imaging modality that does not produce an image as precise and clear as fluoroscopy. The Company's devices will rely instead on the use of fluoroscopy, a high-resolution imaging modality, to produce "live" x-ray images of living patients in 3D.


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

PRODUCT AND SERVICE DIFFERENTIATION

         The differentiating attributes of Imaging3 technology include:

         o The only 3D, real-time medical diagnostic imaging device in the market that will produce high resolution images;
         o        Reasonably priced;
         o        Easy-to-install;
         o        Vast array of features; and
         o        Highly reliable.

VALUE PROPOSITION

         The Company's value proposition is simple: diagnostic imaging devices with Imaging3 technology allow healthcare providers to easily produce 3D, real-time, high resolution images at a reasonable cost.

POSITIONING

         Management believes that Imaging3 can be positioned as offering the superior solution for producing medical diagnostic images. Management believes that the Company's unique advantage is that it can offer a diagnostic imaging solution that will allow healthcare providers to view real-time references for virtually any procedure. The Company plans to reposition its competitors by demonstrating that their offerings are inadequate because they:

         o        Do not provide 3D images;
         o        Do not provide images in real-time;
         o        Do not provide high resolution images; and
         o        Are too costly.

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

TARGET MARKET SEGMENT

         The Company's management has identified general medical and surgical hospitals in the United States as its primary target market segment for Imaging3 technology. According to D&B/iMarket, there are 12,041 general medical and surgical hospitals in the United States.

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

         FIELD SALES FORCE

         Management anticipates that the majority of the Company's selling efforts to large accounts will be handled internally through its field sales force. Imaging3 has chosen to use a direct sales force because its large accounts require considerable customer education and post-sales support directly from the Company. Management believes that the Company's price points, pricing structure and profits are such that its cost of sales warrants a "person-to-person" selling strategy.

         DEALERS AND MANUFACTURERS' REPRESENTATIVES

         The Company plans to supplement its own field sales force by entering into agreements with dealers and manufacturers' representatives. Because dealers and manufacturers' representatives carry several product/service lines that are compatible with the Company's products and services, Imaging3 plans to select dealers and manufacturers representatives carrying complementary and compatible products and services, as well as dealers and manufacturers' representatives that sell dissimilar products and services yet are appropriate for their customers' customer.

EMPLOYEES

         The Company currently employs thirteen full-time individuals, all of whom are working at the Company's offices at 3200 W. Valhalla Drive, Burbank, California 91505. Eight of those thirteen full-time employees are employed in administrative, marketing, and sales positions, and the remaining five are technical employees employed in research, development and production positions. The Company projects that during the next 12 months, the Company's workforce is likely to increase.

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

GOVERNMENT REGULATORY APPROVAL PROCESS

         All the Company's products are classified as Class II (Medium Risk) devices by the FDA and clinical studies with the Company's products will be considered to be Non-Significant Risk Studies ("NSR"). Imaging3's business is governed by the FDA and all products typically require 510(k) market clearance before they can be put in commercial distribution. The Company is also regulated by the FDA's Quality Systems Regulation ("QSR"), which is similar to the ISO9000 and the European EN46000 quality control regulations. All of the Company's products currently in production or manufactured by other vendors are approved for marketing in the United States under the FDA's 510(k) regulations.

         A 510(k) is a pre-marketing submission made to the FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent ("SE"), to a legally marketed device that is not subject to pre-market approval ("PMA").
 Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. A legally marketed device is a device that was legally marketed prior to May 28, 1976 (pre-amendments device), or a device which has been reclassified from Class III to Class II or I, a device which has been found to be substantially equivalent to such a device through the 510(k) process, or one established through Evaluation of Automatic Class III Definition. The legally marketed device(s) to which equivalence is drawn is known as the "predicate" device(s).

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

         This is a broad range of devices with which to compare the Company's device functionality. The FDA requires the manufacturer to submit an application, whether it is a 510(k) or PMA submission. Upon receipt of the submission, the FDA will respond within 30 to 45 days with their determination of acceptance of the submission, questions and/or comments to the submission or requests for more information.

         All of the Company's current used rebuilt products are Class II devices, FDA approved through OEM for marketing. Once approved, the FDA will not require the manufacturer to resubmit an application or change the classification. They may, however, request further information about the product(s), manufacturer and GMP requirements. The devices currently sold by the Company are not manufactured by the Company. OEC Medical Systems is the original device manufacturer and responsible for the FDA submission of their original device(s). Imaging3 remanufactures OEC Medical Systems devices, thus the Company is not required to submit any FDA submission for these devices. In some instances, the Company has performed modifications to these devices to improve the devices functionality, and in these instances Imaging3 has submitted 510(k) applications. These modifications are to existing devices with existing classifications listed in the FDA database and cannot be reclassified. The FDA database listing for current products is listed below:

        PRODUCT CODE      CLASS      DESCRIPTION               REGULATION
        ------------      -----      -----------               ----------
        IZL               II         System, X-ray, Mobile     892.1720

         As to the Company's new product and its potential for classification, the FDA requires the Company, as the manufacturer, to submit an application in whichever classification the Company chooses in the submission form it chooses, meaning 510(k) or PMA application. The FDA reviews the submission and determines whether the application is appropriately filed and in the correct submission format. The criteria they use for determination on a 510(k) is SE, which is a comparative analysis of the manufacturer's device in the submission with existing devices already approved by the FDA. This is the purpose of the FDA's Device Classification Database, giving manufacturer's products with approved submissions and categories of devices to compare new device submissions. A new type of device may not be found in the product classification database. If the device is a high risk device (supports or sustains human life, is of substantial importance in preventing impairment of human health, or presents a potential, unreasonable risk of illness or injury) and has been found to be not substantially equivalent ("NSE") to a Class I, II, or III (Class III requiring 510(k)), then a PMA application will be required.

         If the FDA determines the new device must be classified as a Class III device, the FDA may still allow the device submission to be a 510(k) submission. Class III devices, which are equivalent to devices legally marketed before May 28, 1976 may be marketed through the pre-market notification (510(k)) process until the FDA has published a requirement for manufacturers of that generic type of device to submit pre-market approval data.

         Class III devices are usually those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Examples of Class III devices which require a pre-market approval include replacement heart valves, silicone gel-filled breast implants, and implanted cerebella stimulators.

         The Company's new product, the "Real-time 3D Imaging Device" is expected to be submitted as Product Code "IZG," Device Class II, "System, X-ray, Photofluorographic," Regulation Number 892.1730, since this is the closest device description. The FDA may at its own choosing and determination wish to reclassify this device as a Class III, which the Company believes is unlikely, since the majority of the Company's device functions are similar to existing products currently being marketed and as classified above.

         If the FDA determines to classify this device as a Class III device a PMA application must be filed. The PMA application is the most stringent type of device marketing application required by the FDA. The applicant must receive FDA approval of its PMA application prior to marketing the device. PMA approval is based on a determination by the FDA that the PMA contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use(s). An approved PMA application is, in effect, a private license granting the applicant (or owner) permission to market the device. The PMA owner, however, can authorize use of its data by another.

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

         FDA regulations provide 180 days to review the PMA application and make a determination. In reality, the review time is normally longer. Before approving or denying a PMA application, the appropriate FDA advisory committee may review the PMA application at a public meeting and provide the FDA with the committee's recommendation on whether or not the FDA should approve the submission. After the FDA notifies the applicant that the PMA application has been approved or denied, a notice is published on the Internet (1) announcing the data on which the decision is based, and (2) providing interested persons an opportunity to petition the FDA within 30 days for reconsideration of the decision.

         A PMA application is a scientific, regulatory documentation to the FDA to demonstrate the safety and effectiveness of the Class III device. There are administrative elements of a PMA application, but good science and scientific writing is a key to the approval of a PMA application. If a PMA application lacks elements listed in the administrative checklist, the FDA will refuse to accept a PMA application and will not proceed with the in-depth review of scientific and clinical data. If a PMA application lacks valid clinical information and scientific analysis based on sound scientific reasoning, it will delay the FDA's review and approval. PMA applications that are incomplete, inaccurate, inconsistent, omit critical information, and are poorly organized have resulted in delays in consideration.

Three categories of the PMA application are very important:

         TECHNICAL SECTIONS. The technical sections containing data and information should allow the FDA to determine whether to approve or disapprove the application. These sections are usually divided into non-clinical laboratory studies and clinical investigations.

         NON-CLINICAL LABORATORY STUDIES' SECTION. The non-clinical laboratory studies' section includes information on microbiology, toxicology, immunology, biocompatibility, stress, wear, shelf life, and other laboratory or animal tests. Non-clinical studies for safety evaluation must be conducted in compliance with 21CFR Part 58 (Good Laboratory Practice for Nonclinical Laboratory Studies).

         CLINICAL INVESTIGATIONS SECTION. The clinical investigations section includes study protocols, safety and effectiveness data, adverse reactions and complications, device failures and replacements, patient information, patient complaints, tabulations of data from all individual subjects, results of statistical analyses, and any other information from the clinical investigations. Any investigation conducted under an Investigational Device Exemption ("IDE") must be identified as such.

         Imaging3, Inc. is listed with the FDA as a new device manufacturer, its Registration Number is 20300565, and its Owner Operator Number is 9023393. Though the Company does not currently manufacture new devices, the FDA requires the Company's registration as a remanufacturer. Imaging3 is subject to the FDA's Radiological Health Program, under the Center for Devices Radiological Health ("CDRH") division of the FDA.

         The Company must be in compliance with Good Manufactures Practices ("GMP"), Quality Control ("QC") and Medical Device Reporting ("MDR"). The FDA may from time to time, usually every 2 to 3 years, audit the Company for compliance. In these audits the FDA reviews documents, interviews management and reviews all procedures.

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

         The MDR regulation provides a mechanism for the FDA and manufacturers to identify and monitor significant adverse events involving medical devices. The goals of the regulation are to detect and correct problems in a timely manner. Although the requirements of the regulation can be enforced through legal sanctions authorized by the FFD&C Act, the FDA relies on the goodwill and cooperation of all affected groups to accomplish the objectives of the regulation.

         The statutory authority for the MDR regulation is Section 519(a) of the FFD&C Act as amended by the Safe Medical Devices Act ("SMDA") of 1990. The SMDA requires user facilities to report:

         o        Device-related deaths to the FDA and the device manufacturer;

         o Device-related serious injuries to the manufacturer, or to the FDA if the manufacturer is not known; and

         o Submit to the FDA on an annual basis a summary of all reports submitted during that period.

         When a problem arises with a product regulated by the FDA, the agency can take a number of actions to protect the public health. Initially, the agency works with the manufacturer to correct the problem voluntarily. If that fails, legal remedies include asking the manufacturer to recall a product, having federal marshals seize products if a voluntary recall is not done, and detaining imports at the port of entry until problems are corrected. If warranted, the FDA can ask the courts to issue injunctions or prosecute those that deliberately violate the law. When warranted, criminal penalties including prison sentences are sought.

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

         For all devices manufactured or remanufactured by the Company, the FDA may request updated information regarding any device with a previously approved 510(k) or PMA submission. If any substantial changes are made to existing approved devices, the FDA may require a 510(k) supplement submission, which, in most cases, does not require the manufacturer to delay production or marketing of the modified device. As with all applications, this determination lies entirely with the FDA.

         Imaging3's last audit with the FDA was in 2000 and the Company expects a new audit to take place shortly after its new device is submitted in a 510(k) application.

         In an audit performed by the FDA, the Company's records for service and repair, quality control, device labeling and serial number tracking are reviewed. If the FDA finds issues of non-compliance they issue a letter requesting correction, giving the Company 30 days to correct the non-compliance. Extensions can be requested to reply, but most issues, if any, can be handled in a 30-day period.

         Since the Company's registration with the FDA in 1995, it has had only one audit. The Company did not receive any notice or correspondence of non-compliance due to that audit. The Company received only one suggestion regarding its record keeping process, which addressed preventive maintenance forms being included in all customer files for which the Company provides service. Imaging3, to its knowledge, has been in good standing with the FDA, receiving no actions or correspondence.

         The Company is also licensed with the State of California as a Device Manufacturer, license number 63620. Both require annual renewal registration updates, listing any new products being manufactured or marketed. The State of California currently follows the FDA standards and requirements.

         The Company has had no instances of non-compliance with either the FDA or the State of California. The consequences of non-compliance range from a letter stating non-compliance and a period to cure, suspension of manufacturing and distribution, to fines and suspension of operations.

         Imaging3 estimates it will obtain FDA approval this year, although there is no assurance that this approval will be granted when expected. This estimate for FDA approval is based on Mr. Janes' past experience with 510(k) submissions. All of the Company's marketing efforts for the new device must start from the date the FDA approves the device to be marketed. Since the Company is already registered with the FDA as a new device manufacturer and has been through an audit performed by the FDA, the FDA is already familiar with the Company and its processes. The FDA may wish to obtain updated information about the Company and may require more time to process this 510(k) submission than estimated.

         In two other  510(k)  submissions  by Mr.  Janes,  the  process  lasted approximately 120 days, however, these systems were not as complex as the Company's current submission. Management believes Mr. Janes' familiarity with the process and experience with 510(k) submissions will help the Company. Because of Mr. Janes experience and expertise, the Company does not have to seek outside professional consulting services in this process as most companies must, enabling the Company to avoid additional expense and delays. Management believes that having a person in-house having the experience with the process, understanding 510(k) submissions, and direct access to all engineering and proprietary knowledge, is a distinct advantage and should allow the Company to effectively navigate the FDA review process.

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

         UL is an independent, not-for-profit product-safety testing and certification organization. They have tested products for public safety for more than a century. Since their founding in 1894, they have held the undisputed reputation as a leader in product- safety testing and certification within the United States. Management believes that by building on their household name in the United States, UL is becoming one of the most recognized, reputable conformity assessment providers in the world. Today, their services extend to helping companies achieve global acceptance, whether for an electrical device, a programmable system, or an organization's quality process.

         BSI exists to help industry develop new and better products and to make sure that products meet current and future laws and regulations. It tests products from medical devices to fire extinguishers to lamps for football stadiums against published standards.

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

         Only a small portion of the Company's revenues come through a government system. Virtually all of the Company's revenues are obtained from sales and service to vendees who pay the Company directly. The Company is not subject to Medicare, Medicaid, or any other federally funded health care program.

ITEM 2.  PROPERTIES
-------------------

         The Company currently maintains its administrative offices and production facility at 3200 W. Valhalla Drive, Burbank, California 91505. This facility contains 10,600 square feet of space, and the Company currently pays rent at a rate of $1.05 per square foot, gross.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time is considered to be material to the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------

COMMON STOCK

         The Company's Common Stock trades on the OTC Bulletin Board Market under the symbol "IMGG." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

                   YEAR ENDED DECEMBER 31, 2008            HIGH        LOW
             --------------------------------------       ------      -------
             First Quarter ended March 31, 2008           $0.12       $0.12
             Second Quarter ended June 30, 2008           $0.12       $0.10
             Third Quarter ended September 30, 2008       $0.078      $0.078
             Fourth Quarter ended December 31, 2008       $0.069      $0.055

                   YEAR ENDED DECEMBER 31, 2009            HIGH        LOW
             --------------------------------------       ------      -------
             First Quarter ended March 31, 2009           $0.065      $0.055
             Second Quarter ended June 30, 2009           $0.045      $0.04
             Third Quarter ended September 30, 2009       $0.05799    $0.048
             Fourth Quarter ended December 31, 2009       $0.76       $0.715

         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         As of March 29, 2010, there were approximately 790 record holders of the Company's Common Stock, not including shares held in "street name" in brokerage accounts which is unknown. As of March 29, 2010, there were approximately 375,709,898 shares of Common Stock outstanding on record.

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

WARRANTS

         As of December 31, 2009, the Company had no warrants outstanding.

ITEM 6. SELECTED FINANCIAL DATA.
-------------------------------

         Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

CAUTIONARY STATEMENTS

         This Form 10-K contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Imaging3, Inc.'s ("Imaging3," "we," "us," or the "Company") financial condition, results of operations and business. These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

                  (h)      litigation  with or legal claims and  allegations  by
                           outside   parties,   causing  the  Company  to  incur
                           substantial losses and expenses;

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

Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants, and stock options, and other convertible securities.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-K. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may make. The Company does not undertake any obligation to review or confirm analysts'
expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with our financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties.

CURRENT OVERVIEW

         Our efforts have been to market our refurbished equipment. The sales and revenues from service and parts are either from extended warranty purchases at the time of purchase of the refurbished equipment, or service contracts and time and material revenue realized upon warranty expiration, the majority of which is realized one year from equipment purchase as warranties expire. Equipment sales usually have a one year warranty of parts and service. After a one year period, the Company contacts the buyer to initiate the sale of a new warranty contract for one year. These funds are accrued over a one year period and revenue is recognized quarterly.

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

         REVENUE RECOGNITION. We recognize revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). We recognize revenue upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. We accrue for warranty costs, sales returns, and other allowances based on our experience. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations. We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement. This is a critical policy, because we want our accounting to show only sales that are "final" with a payment arrangement. We do not make consignment sales or inventory sales subject to a "buy back" or return arrangement from customers. Equipment sales usually have a one year warranty of parts and service. After a one year period, the Company contacts the buyer to initiate the sale of a new warranty contract for one year. These funds are accrued over a one year period and revenue is recognized quarterly.

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

         Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer's needs ranging from five days to six months. An operating lease agreement is utilized. The rental revenues were insignificant in the twelve month periods ended December 31, 2009 and 2008. Written rental agreements are used in all instances.

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

         The deposits that are shown in the financials are for pending sales of existing products and not any new patented product. These are deposits received from our customers for sales of equipment and services and are only removed as deposits upon completion of the sale. If for any reason a customer order is cancelled, the deposit would be returned as stated in the terms of sale, minus a restocking fee.

         No depositor is a related party of any officer or employee of Imaging3, Inc.

         Our terms of deposit typically are 50% down with the balance of the sale price due upon delivery.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2008.

         We had revenues for the year ended December 31, 2009 of $1,364,892 as compared to $1,755,754 for the year ended December 31, 2008, which represented a 28% decrease. The decrease in sales was attributed directly to a decrease in equipment sales for this period. For the year ended December 31, 2009, our remanufactured equipment sales were $767,289 as compared to $1,116,000 for the year ended December 31, 2008, representing an decrease in equipment sales of $348,711 or 45%. Our service and parts sales for the year ended December 31, 2008 were $153,087 as compared to $169,034 for the year ended December 31, 2009, which is an increase of $15,947 or 10%.

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

         Our cost of revenue was $700,248 for the year ended December 31, 2009 as compared to $662,232 for the year ended December 31, 2008, an increase of $38,016 or 6%. This increase resulted directly from increased costs for equipment, parts, sales and services. The Company's gross profit margin for the year ended December 31, 2009 was $664,644 as compared to $1,093,521 for the year ended December 31, 2008, a 64% decrease. This is due to decreased revenue and increased costs in 2009. The Company's total operating expenses increased in 2009 to $2,592,358 for the year as opposed to $2,278,720 for the year ended December 31, 2008, an increase of 13% due to increased general and administrative expenses. Outside consulting expenses decreased by $176,696. Overall professional fees have increased by $12,621 or 30%. The increase in auto expense was caused primarily by the increased impact of the overall gasoline price increases for the year. Travel and entertainment expenses decreased by $11,416. The taxes account was impacted by other taxes that decreased as evidenced by decreased sales to clients in the State of California, which reduced taxes owed to the State Board of Equalization and to the County of Los Angeles. The net overall decrease in utilities to the Burbank Department of Water and Power was a result of satisfying most of the debt owed to the City, which mistakenly read only one meter rather than two meters. Once the City realized its mistake, it quickly assessed the Company the difference for the period and arranged a workout with an advance for payment of the difference. Our net loss for the fiscal year ending December 31, 2009 was $1,912,064 as compared to $906,928 for the fiscal year ending December 31, 2008. This increased loss is attributed directly to decreased sales, increased cost of goods sold and higher operating cost.

         At December 31, 2009 the Company had a balance due to the Chief Executive Officer of the Company amounting to $50,766 for the amount borrowed by the Company. This amount is due on demand, secured and interest free.

         The Company filed its tax return for 2000 as an S Corporation and changed its status to a C Corporation effective August 1, 2001. Under current accounting guidance, deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. We have recorded insignificant liabilities of $800 per year for income taxes due to adjustments as a result of the conversion from an S corporation to a Corporation for tax purposes. The provision for income taxes was recorded for the state minimum tax of $800 imposed on corporations. (See Note 7 in financial statements for year ended December 31, 2009.)

         We expect the trend of operating losses by the Company to continue into the future at the current or greater rate as we spend money on product development and marketing. There is no assurance we can achieve profitability. We do not expect litigation against us to expand as evidenced by the significant drop in activity in this area, and believe litigation is on a decreasing trend, although we can give no assurances in relation to future litigation.

         In 2009, the Company spent and recorded $74,693 for research and development of its patented technology, which includes software design, mechanical design and the manufacturing of the prototype. Costs for individuals employed by Imaging3 are absorbed in normal operating expenses and are not separated into different categories at this time for simplicity.

LIQUIDITY AND CAPITAL RESOURCES

         Our total current assets increased from $487,484 as of December 31, 2008 to $1,134,654 as of December 31, 2009, a difference of $647,170 or 132%.
The cash account as of December 31, 2009 was $633,443, an increase of $73,447 compared to December 31, 2008. This is due in large part to the increase in the sale of Company shares during this period.

         Our total current liabilities decreased to $2,803,127 as of December 31, 2009 from $3,465,597 as of December 31, 2008. This decrease is due in large part to the payment of accrued litigation settlements as well as the liquidation of accounts payable and payments of money owed to the Company's Chief Executive Officer.

         During the year ended December 31, 2009, the Company used $1,890,414 of cash for operating activities, as compared to $1,557,399 during the year ended December 31, 2008. Cash provided by financing activities during the year ended December 31, 2009 was $2,450,410, as compared to $1,651,544 during the year ended December 31, 2008.

GOING CONCERN QUALIFICATION

         The Company has incurred significant losses from operations, and such losses are expected to continue. The Company's auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2009. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing.
There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" may make it substantially more difficult for the Company to raise capital.

OFF-BALANCE SHEET ARRANGEMENTS

         None.





                                                   IMAGING3, INC.

                                                FINANCIAL STATEMENTS

                                   FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


                                                      CONTENTS


Reports of Independent Registered Public Accounting Firms ..................................................     25

Balance Sheets as of December 31, 2009 and 2008.............................................................     27

Statements of Operations for the years ended December 31, 2009 and 2008.....................................     28

Statement of Changes in Stockholders' Deficit for the years ended December 31, 2009 and 2008................     29

Statements of Cash Flows for the years ended December 31, 2009 and 2008 ....................................     30

Notes to Financial Statements ..............................................................................  31-40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Imaging3, Inc.
Burbank, California

We have audited the accompanying balance sheet of Imaging3, Inc. (the "Company") as of December 31, 2009 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. The financial statements for the year ended December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging3, Inc. as of December 31, 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and maintains a working capital deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See note 10 to the financial statements for further information regarding this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 26, 2010

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Imaging3, Inc.

We have audited the accompanying balance sheet of Imaging3, Inc. as of December 31, 2008, the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging3, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
February 24, 2009

                                                  IMAGING3, INC.
                                                  BALANCE SHEETS
                                    AT DECEMBER 31, 2009 AND DECEMBER 31, 2008

                                                                                     2009              2008
                                                                              ----------------  ---------------

                                    ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                      $       633,443   $       73,447
Accounts receivable, net                                                               220,938           64,149
Inventory, net                                                                         249,996          328,740
Prepaid expenses                                                                        30,277           21,148
                                                                               ----------------  ---------------
   Total current assets                                                              1,134,654          487,484

PROPERTY AND EQUIPMENT, NET                                                             26,852           23,755

OTHER ASSETS                                                                            31,024           31,024
                                                                               ----------------  ---------------
   Total assets                                                                $     1,192,530   $      542,263
                                                                               ================  ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                               $       137,145   $      175,329
Accounts payable-related party                                                          16,092                -
Accrued expenses                                                                     2,253,079        2,270,638
Deferred revenue                                                                       144,408          119,052
Equipment deposits                                                                     201,637          116,368
Due to an officer                                                                       50,766          784,210
                                                                               ----------------  ---------------
   Total current liabilities                                                         2,803,127        3,465,597

STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized shares 500,000,000;
 375,709,898 and 249,924,052 issued and outstanding
 at December 31, 2009 and December 31, 2008, respectively                           10,988,573        7,763,772
Accumulated deficit                                                                (12,599,170)     (10,687,106)
                                                                               ----------------  ---------------
   Total stockholders' deficit                                                      (1,610,597)      (2,923,334)
                                                                               ----------------  ---------------
   Total liabilities and stockholders' deficit                                 $     1,192,530   $      542,263
                                                                               ================  ===============










   The accompanying notes form an integral part of these financial statements

                                                        IMAGING3, INC.
                                                   STATEMENTS OF OPERATIONS
                                        FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

                                                                                            2009                  2008
                                                                                     --------------------  -------------------

  NET REVENUES                                                                       $         1,364,892   $        1,755,754

  COST OF GOODS SOLD                                                                             700,248              662,232
                                                                                     --------------------  -------------------
  GROSS PROFIT                                                                                   664,644            1,093,522

  OPERATING EXPENSES
  General and administrative expenses                                                          2,509,257            2,278,720
  Impairment                                                                                      83,101                    -
                                                                                     --------------------  -------------------
  Total operating expense                                                                      2,592,358            2,278,720

                                                                                     --------------------  -------------------
  LOSS FROM OPERATIONS                                                                        (1,927,714)          (1,185,198)

  OTHER INCOME (EXPENSE):
  Interest expense                                                                               (52,366)             (51,790)
  Other income                                                                                     6,816              330,860
  Gain on legal settlement                                                                        62,000                    -
                                                                                     --------------------  -------------------
     Total other income (expense)                                                                 16,450              279,070
                                                                                     --------------------  -------------------

  LOSS BEFORE INCOME TAX                                                                      (1,911,264)            (906,128)

  PROVISION FOR INCOME TAXES                                                                         800                  800

                                                                                     --------------------  -------------------
  NET LOSS                                                                           $        (1,912,064)  $         (906,928)
                                                                                     ====================  ===================

  BASIC AND DILUTED NET LOSS PER SHARE                                               $              0.01   $                -
                                                                                     ====================  ===================

  BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               294,511,622          243,552,012
                                                                                     ====================  ===================










   The accompanying notes form an integral part of these financial statements

                                                           IMAGING3, INC.
                                                 STATEMENT OF STOCKHOLDERS' DEFICIT
                                             FOR THE YEARS ENDED DECEMBER, 2009 AND 2008


                                         COMMON STOCK                                               UNAMORTIZED          TOTAL
                                          NUMBER OF                   SUBSCRIPTION  CONSULTING      ACCUMULATED      STOCKHOLDERS'
                                            SHARES          AMOUNT     RECEIVABLES      FEES          DEFICIT           DEFICIT
                                       ---------------- -------------- ------------- -----------  ----------------  ---------------
Balance on January 1, 2008                 225,562,085  $   6,381,316  $     -       $ (18,750)   $   (9,780,178)   $  (3,417,611)

Common stock issued for cash                22,943,634      1,259,072        -               -                 -        1,259,072

Common stock issued for services             1,418,333        123,383        -          18,750                 -          142,133

Net loss for December 31, 2008                       -              -        -               -          (906,928)        (906,928)

                                       ---------------- -------------- -------- ---- -----------  ----------------  ---------------
Balance on December 31, 2008               249,924,052  $   7,763,771  $     -       $       -    $  (10,687,106)   $  (2,923,335)
                                       ================ ============== ======== ==== ===========  ================  ===============

Common stock issued for cash               119,934,027      3,197,476        -               -                 -        3,197,476

Common stock offering costs                          -       (113,622)       -               -                 -         (113,622)

Common stock issued for services               687,500         34,375        -               -                 -           34,375

Common stock issued for debt conversion      5,164,319        106,573        -               -                 -          106,573

Net loss for December 31, 2009                       -              -        -               -        (1,912,064)      (1,912,064)

                                       ---------------- -------------- -------- ---- -----------  ----------------  ---------------
Balance on December 31, 2009               375,709,898  $  10,988,573  $     -       $       -    $  (12,599,170)   $  (1,610,597)
                                       ================ ============== ======== ==== ===========  ================  ===============













   The accompanying notes form an integral part of these financial statements

                                                        IMAGING3, INC.
                                                   STATEMENTS OF CASH FLOWS
                                        FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

                                                                                            2009                 2008
                                                                                      ------------------   ------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $      (1,912,064)   $        (906,928)
   Adjustments to reconcile net loss to net cash used for
   operating activities:
      Bad debt expense                                                                                -               15,000
      Depreciation and amortization                                                              (3,098)              17,910
      Common stock issued for services                                                           34,375              142,133
      Gain on settlement of debt                                                                (62,000)                   -
      Loss on conversion of debt                                                                  6,573                    -
      Impairment of inventory                                                                    83,101                    -
   (Increase) / decrease in current assets:
             Accounts receivable                                                               (156,789)             (21,769)
             Inventory                                                                           (4,357)            (164,987)
             Prepaid expenses and other assets                                                   (9,129)                (524)
   Increase / (decrease) in current liabilities:
             Accounts payable                                                                   (22,092)             (38,624)
             Accrued expenses                                                                    44,441             (452,425)
             Deferred revenue                                                                    25,356               12,347
             Equipment deposits                                                                  85,269             (159,532)
                                                                                      ------------------   ------------------
     Net cash used for operating activities                                                  (1,890,414)          (1,557,399)
                                                                                      ------------------   ------------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant, and equipment                                                         -              (22,992)
                                                                                      ------------------   ------------------
     Net cash used for investing activities                                                           -              (22,992)
                                                                                      ------------------   ------------------

  CASH FLOWS FROM FINANCING ACTIVITIES:

   Receipts from / (payments to) officer, net                                                  (633,444)             392,472
   Proceeds from issuance of common stock, net                                                3,083,854            1,259,072
                                                                                      ------------------   ------------------
      Net cash provided by financing activities                                               2,450,410            1,651,544
                                                                                      ------------------   ------------------

  NET INCREASE IN CASH & CASH EQUIVALENTS                                                       559,996               71,154

  CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                                     73,447                2,293
                                                                                      ------------------   ------------------

  CASH & CASH EQUIVALENTS, ENDING BALANCE                                             $         633,443    $          73,447
                                                                                      ==================   ==================














     The accompanying notes form an integral part of these financial statements

                                 IMAGING3, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2009

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

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had no cash equivalents at December 31, 2009 or 2008.

ACCOUNTS RECEIVABLE

The Company's customer base is geographically dispersed. The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

INVENTORIES

Inventories, comprising of finished goods and parts are stated at the lower of cost (first-in, first-out method) or market. Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower. For the yearend December 31, 2009, the Company experienced an impairment of $83,101 of loaner machine inventory.

DUE TO OFFICER

At December 31, 2008 and 2009, the Company had balances due to the Chief Executive Officer of the Company of $784,210 and $50,766, respectively, for amounts owed during those years. The amount is due on demand, interest free and is secured by the assets of the Company. Interest is not imputed since a portion of this amount represents unpaid salaries.

                                 IMAGING3, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2009

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

IMPAIRMENT OF LONG-LIVED ASSETS

Current accounting literature requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the years ended December 31, 2009 and 2008.

EQUIPMENT DEPOSITS

Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balances at December 31, 2008 and 2009 were $116,368 and $201,637, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted a new standard related to the accounting for financial assets and financial liabilities and items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. This standard provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Fair value measurements are based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs, and are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company would use the most advantageous market, which is the market that the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted an accounting standard for applying fair value measurements to certain assets, liabilities and transactions that are periodically measured at fair value. The adoption did not have a material effect on the Company's financial position, results of operations or cash flows.

                                 IMAGING3, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2009

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are routinely recognized or disclosed at fair value. This standard clarifies how a company should measure the fair value of liabilities, and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective for the Company on October 1, 2009. The adoption of this standard did not have a material impact on the Company's financial statements.

The fair value accounting standard creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

         Level 1: Quoted prices in active markets for identical assets or liabilities.

         Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

         Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

REVENUE RECOGNITION

The Company recognizes its revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company's return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. The Company accrues for warranty costs, sales returns, and other allowances based on its experience. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations and has a revenue receivables policy for service and warranty contracts. Equipment sales usually have a one year warranty of parts and service. After a one year period, the Company contacts the buyer to initiate the sale of a new warranty contract for one year. These funds are accrued over a one year period and revenue is recognized quarterly.

STOCK-BASED COMPENSATION

The Company records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. The terms of the Company's performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. For performance share unit awards granted prior to 2008, the actual amount of any stock award earned is based on the Company's earnings per share growth as measured in accordance with its Amended and Restated Employee Long-Term Incentive Plan ("ELTIP") for the performance period compared to that of a peer group of companies. Beginning with performance share unit awards granted in 2008, the performance measure for these awards will be based on the compound annual growth rate of the Company's earnings per share from continuing operations over a three year period. Stock-based compensation expense associated with performance share units is recognized based on management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. T expected to be earned is recognized as compensation cost in earnings in the period of the revision.

                                 IMAGING3, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2009

INCOME TAXES

The Company accounts for income taxes using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company had no common stock equivalents or other potentially dilutive securities at December 31, 2009 or 2008.

RECENT PRONOUNCEMENTS

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). Among the significant changes, this standard requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. This standard also requires costs for business restructuring and exit activities related to the acquired company to be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, this standard requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties.

The application of this standard was not material for 2009, however, it is likely to have a significant impact on how the Company allocates the purchase price of certain future business combinations, including the recognition and measurement of assets acquired and liabilities assumed and the expensing of direct transaction costs and costs to integrate the acquired business.

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

Effective June 30, 2009, the Company adopted a newly issued accounting standard related to accounting for and disclosure of subsequent events in its consolidated financial statements. This standard provides the authoritative guidance for subsequent events that was previously addressed only in United States auditing standards. This standard establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company's financial statements.

In June 2009, the FASB issued an amendment to the accounting standards related to the consolidation of variable interest entities ("VIE"). This standard provides a new approach for determining which entity should consolidate a VIE,

                                 IMAGING3, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2009


how and when to reconsider the consolidation or deconsolidation of a VIE and requires disclosures about an entity's significant judgments and assumptions used in its decision to consolidate or not consolidate a VIE. Under this standard, the new consolidation model is a more qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. This standard is effective for the Company as of January 1, 2010 and the Company does not expect the impact of its adoption to be material to its financial statements.

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

In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity's use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of this new standard will have a material impact to its financial statements.

3. ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and management believes are collectible except for which a reserve has been provided. The balance of accounts receivable as of December 31, 2008 and 2009 were $64,149 and $220,938, respectively. The reserve amount for uncollectible accounts was $1,375 as of December 31, 2008 and 2009, respectively.

                                 IMAGING3, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2009

4. INVENTORIES

Inventory comprised of the following:

                                                       December      December
                                                       31, 2008      31, 2009
                                                    ------------ -------------
                    Parts inventory                 $    22,082  $     41,345
                    Finished goods                      306,658       208,651
                                                    ------------ -------------
                    Total                           $   328,740  $    249,996
                                                    ============ =============

For the period ending December 31, 2009, the Company experienced an impairment of $83,101 in loaner machine inventory.

5. PROPERTIES AND EQUIPMENT

Net property and equipment were as follows:
                                                       December      December
                                                       31, 2008      31, 2009
                                                    ------------ -------------
                    Furniture and office equipment  $    78,695  $     78,695
                    Tools and Shop equipment             54,183        54,183
                    Vehicles                            105,871       105,871
                                                    ------------ -------------
                                                        238,749       238,749
                    Less accumulated depreciation     (214,995)     (211,897)
                                                    ------------ -------------
                    Total                           $    23,754  $     26,852
                                                    ============ =============

Depreciation expenses were $17,910 and ($3,098) for the years ended December 31, 2008 and 2009, respectively.

6. ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                       December      December
                                                       31, 2008      31, 2009
                                                    ------------ -------------
                     Accrued wages                  $    30,352  $     14,557
                     Accrued legal fees                 416,620       401,109
                     Accrued ongoing litigation       1,807,165     1,662,971
                     Other accrued expenses              16,501       174,442
                                                    ------------ -------------
                     Total                          $ 2,270,638  $  2,253,079
                                                    ============ =============

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory. The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges. The original amount was $104,052. In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company's books was relieved. In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed. After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error. Settlement was reached and the Company is currently paying $2,000 per month on a total liability of $104,052 plus interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.

                                 IMAGING3, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2009


7.   INCOME TAXES

For the year ended December 31, 2009, the Company incurred net operating losses for tax purposes of approximately $1,933,117. The total net operating loss carry forwards of $13,641,941 may be used to reduce taxable income through the year 2028. The availability of the Company's net operating loss carry forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations of $800.

Temporary differences that give rise to deferred tax assets and liabilities at December 31, 2008 and 2009, are comprised of depreciation and amortization, entertainment, bad debt expense, stock based compensation, loss on debt conversion, and gain on settlement of debt. The gross deferred tax asset balance as of December 31, 2008 and 2009 was approximately $3,981,000 and $4,638,260, respectively. A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forwards cannot reasonably be assured. The Company had no uncertain tax position as of 2009.

The components of the net deferred tax asset are summarized below:

                                           December 31, 2008   December 31, 2009
                                           -----------------   -----------------
         Deferred tax assets
         Net operating losses              $     3,981,000     $      4,638,260
         Less: valuation allowance              (3,981,000)          (4,638,260)
                                           -----------------   -----------------
                                           $             -     $              -
                                           -----------------   -----------------

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                                       December      December
                                                       31, 2008      31, 2009
                                                    ------------ -------------
     Tax expense (credit) at statutory rate-federal       (34)%          (34)%
     State tax expense net of federal tax                  (6)            (6)
     Changes in valuation allowance                        40             40
                                                     ----------- -------------
     Tax expense at actual rate                           $ -            $ -
                                                     =========== =============

Income tax expense consisted of the following:

                                                   2008            2009
                                               --------------  -------------
            Current tax expense:
                                              $            -  $           -
            Federal
            State                                        800            800
                                               --------------  -------------
            Total Current                     $          800  $         800


            Deferred tax credit:
                                              $      306,000  $     657,260
            Federal
            State                                     51,000         59,677
                                               --------------  -------------
            Total deferred                    $      357,000  $     716,937
            Less: valuation allowance               (357,000)      (716,937)
                                               --------------  -------------
            Net Deferred tax credit                        -              -

                                               --------------  -------------
            Tax expense                       $          800  $         800
                                               ==============  =============

                                 IMAGING3, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2009

8. STOCKHOLDERS' EQUITY

COMMON STOCK

During the year ended December 31, 2008, the Company issued 22,943,634 shares of common stock for cash amounting to $1,376,618.

During the year ended December 31, 2008, the Company issued 1,418,333 shares of common stock for consulting services. The expenses amounted to $123,383.

During the year ended December 31, 2009, the Company issued 119,934,027 shares of common stock for cash amounting to $3,191,476.

During the year ended December 31, 2009, the Company issued 687,500 shares of common stock for consulting services. The expenses amounted to $34,375, based on the closing stock price on the date of the issue.

During the year ended December 31, 2009, the Company incurred fund raising cost of $113,622. The fund raising cost represented the referral fees payable to finders for introducing purchasers of the Company's common stock.

During the year ended December 31, 2009, the Company converted loans payable in the amount of $100,000 to 5,164,319 shares of common stock. 164,319 of these shares were in excess of the stated conversion price of the loans, resulting in an expense of $6,573 based on the closing stock price on the date of grant.

9. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method.

The Company paid income taxes of $800 and interest of $51,790 during the year 2008. The Company paid income taxes of $800 and interest of $52,366 during the year ending December 31, 2009.

10. GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the years ended December 31, 2009 and 2008, the Company incurred losses of $1,912,064 and $906,928, respectively. The Company has an accumulated deficit of $12,599,170 as of December 31, 2009. In addition, the Company had negative cash flow from operating activities amounting to $1,890,414 as of December 31, 2009. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the years ended December 31, 2009 and 2008, toward (i) obtaining additional equity capital (ii) controlling salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods, and (v) increasing marketing and sales. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost. The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the

                                 IMAGING3, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2009

Chief Executive Officer and Chief Financial Officer. Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense on a monthly basis. Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

11. COMMITTMENTS

The Company has a facility lease agreement effective October 1, 2004 for five years with an option to extend for a 60 month period, which the Company exercised effective October 1, 2009.

Future annual minimum lease commitments, excluding property taxes and insurance, payable at December 31, 2009 are approximately as follows:


              2010            $  132,840
              2011               132,840
              2012               132,840
              2013               132,840
              2014               132,840
                                 -------
                              $  664,200

Rent expenses for the leased facility were $126,840 and $120,840 for the years ended December 31, 2009 and 2008, respectively. The Company exercised its options under the renewal lease agreement during the third quarter of 2009.

12. CONTINGENCIES & LITIGATION

Partly in connection with a fire at the Company's facility on or about February 19, 2002, in which the Company's manufacturing, warehouse, and office facilities were substantially destroyed, the Company became engaged in litigation in several courts, all of which have reached judgment or been settled or dismissed. The judgments and settlements are reflected in the liability section of the Company's balance sheet and total $1,662,971 as of December 31, 2009.

13. OTHER INCOME

The Company recorded $62,000 as a gain on litigation settlement during the year ended December 31, 2009. Since litigation on Tenaya Surgical and Fairfield Pain Management took several years, both companies elected to settle their claims for half of their original amounts. Tenaya Surgical's claim was originally $46,000 and settled for $23,000, and Fairfield Pain Management's claim was originally $78,000 and settled for $39,000.

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

                                 IMAGING3, INC.
                          Notes to Financial Statements
                           December 31, 2008 and 2009

At December 31, 2008 and 2009, the Company had balances due to the Chief Executive Officer of the Company of $784,210 and $50,766, respectively, for amounts owed during those years. The amount is due on demand, interest free and is secured by the assets of the Company. Interest is not imputed since a portion of this amount represents unpaid consulting fees.

15.  CONCENTRATIONS

Three customers represented 27%, 25%, and 11% of the Company's accounts receivable as of December 31, 2009. These balances were collected subsequent to December 31, 2009.

16.  SUBSEQUENT EVENTS

There have been no significant subsequent events through April 5, 2010, the date the financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

         On or about April 13, 2009, the Company engaged M&K CPAS, PLLC ("New Accountant") to audit and review the Company's financial statements for the fiscal year ending December 31, 2009. The New Accountant has been engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with the Company's former accountant, Kabani & Company, Inc., Certified Public Accountants (the "Former Accountant").

         Prior to engaging the New Accountant, the Company had not consulted the New Accountant regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or a reportable event, nor did the Company consult with the New Accountant regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         The Former Accountant was dismissed effective April 13, 2009. The Former Accountant's reports on the Company's financial statements during its past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, except for a going concern qualification contained in its audit reports for the fiscal years ending December 31, 2007 and December 31, 2008.

         The decision to change accountants was recommended by the Company's Audit Committee Chairperson and approved by the Company's Board of Directors on April 13, 2009. During the fiscal years ended December 31, 2007 and December 31, 2008 through the date hereof, the Company did not have any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the Former Accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         The New Accountant was engaged effective April 13, 2009. The New Accountant was engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with the Former Accountant. A letter from the Former Accountant addressed to The Securities and Exchange Commission was requested by the Company and sent to the Securities and Exchange Commission.

ITEM 9A. CONTROL AND PROCEDURES
-------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

      1. As of December 31, 2009, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

      2. As of December 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

         Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

INDEPENDENT REGISTERED ACCOUNTANT'S INTERNAL CONTROL ATTESTATION

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

CORRECTIVE ACTION

         Management plans to make future investments in the continuing education of our accounting and financial staff. Specifically, we plan to seek specific public company accounting training during 2010.

ITEM 9B. OTHER INFORMATION
--------------------------

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
----------------------------------------------------------------

         The following table lists the executive officers and directors of the Company as of March 31, 2010:

NAME                       AGE        POSITION
--------------------       ---        ------------------------------------------
Dean Janes                 44         Chairman of the Board of Directors and
                                      Chief Executive Officer

Xavier Aguilera (1)        61         Executive Vice President,  Chief Financial
                                      Officer, Corporate Secretary and Director

Christopher Sohn           49         President and Chief Operating Officer

------------------
(1)      Member of Audit Committee.

         DEAN JANES has been the Chairman and Chief Executive Officer of the Company since its inception in October 1993. Mr. Janes founded Imaging Services, Inc. in October of 1993 which changed its name to Imaging3, Inc. in 2002. Mr. Janes was the President and Chief Executive Officer of Imaging Services, Inc. from 1993 to 2001, where his responsibilities included business development and overseeing operations, sales and marketing, operations and finance. In 2001, Mr. Janes brought Mr. Christopher Sohn on as President and Chief Operating Officer with Mr. Janes taking the position of Chairman and Chief Executive Officer, his duties remaining the same with the exception of directly overseeing operations and finance. Prior to founding the Company, Mr. Janes worked for COHR, Center for Health Resources, from 1992 to 1993 as a Senior Field Service Engineer; his job responsibilities included technical support for junior engineers and business development of service contracts and revenues for all makes of medical imaging equipment. From 1991 to 1992, Mr. Janes worked for Toshiba American Medical Corporation; his job title was National Technical Support Engineer. His primary responsibilities were to assist Service Engineers throughout the United States with problems and design errors with Cath Labs and Angio Suites being a conduit to Japan and the Service Engineers in the United States. From 1990 to 1991, Mr. Janes worked for OEC Medical Systems, Inc. as a Senior Field Service Engineer; his responsibilities were to maintain, repair and install c-arms and Urology systems in the Southern California area. From 1988 to 1990 Mr. Janes worked for Kaiser Medical Physics as an in-house X-ray Service Engineer for Kaiser Harbor City Hospital; his responsibilities were to maintain and repair medical imaging equipment within the hospital and three outlying clinics. Mr. Janes also served in the United States Army Reserves as a Biomedical engineer; his service was from 1983 to 1991, with a tour in the first Gulf War from December of 1990 to April of 1991. He majored in Bio-Medical Electronic Engineering at the University of Colorado Technical Institute (1984-1988). Mr. Janes is the principal inventor of Imaging3 real-time 3D medical diagnostic imaging technology. Mr. Janes is a member of MENSA. Dean Janes and Michele Janes are husband and wife.

         XAVIER AGUILERA has been the Executive Vice President, Chief Financial Officer and Corporate Secretary of the Company since 1999. Mr. Aguilera's responsibilities include managing the Company's finances, accounting, taxes, credit facilities and interfacing and developing new relationships with banks and other financial institutions. Prior to working for the Company, Mr. Aguilera was self-employed as a consultant for Xavier Aguilera & Associates from 1997 to 1999. His responsibilities were to manage and open primary healthcare facilities throughout Southern California. He provided property management, estate planning, credit facility and Import/Export consulting for several businesses in Southern California. From 1995 to 1997, Mr. Aguilera was the Chief
Administrative Officer for East Los Angeles Doctors Hospital; his responsibilities were to manage administrative personnel within the hospital, manage public relations, business development and JCAHO compliance. From 1992 to 1995, Mr. Aguilera was the Chief Executive Officer for El Centro Human Services Corporation; his responsibilities were to develop and implement a community based mental health facility consisting of eight satellite centers. He managed a $9.4 million budget and a full time staff of 240 employees. From 1990 to 1992, Mr. Aguilera was a Deputy Director/Administrator for Northeast Community Clinic; his responsibilities were to implement and administer the clinics health programs and oversee operations. From 1988 to 1990, Mr. Aguilera was self employed as a consultant for finance, management and international finance. He provided these services to banks as well as businesses throughout Southern California. From 1987 to 1988, Mr. Aguilera was Vice President of International

Banking Marketing for California Commerce Bank; his responsibilities were to manage and administer a $14 million portfolio, develop new business in Southern California with Hispanic Businesses and develop business relationships with Northern Mexico businesses and banks. From 1981 to 1987, Mr. Aguilera was an Assistant General Manager/Deputy Director for Banco Nacional de Mexico (BANAMEX). He was responsible for $60 million in new deposits as well as new business development and management of commercial and personal lending departments. He holds a bachelors degree in business from California State University at Northridge (1983) and a Certificate of Medical Management from the University of California at Los Angeles (1995).

         CHRISTOPHER SOHN has been the President and Chief Operating Officer of the Company since 2001. As Chief Operating Officer for Imaging3, Mr. Sohn's responsibilities include developing international sales, marketing and resourcing network, organizing and strategizing with manufacturing companies and researching new sources of products from developing countries for import into the United States, overseeing of business operations and human resources. Prior to working for the Company, Mr. Sohn was President and Chief Executive Officer of DMI, Inc. from 1994 to 2000. As Chief Executive Officer for an international trading company of diagnostic medical imaging systems, Mr. Sohn's main responsibility was to develop business relationships and dealer networks in Central and South American markets, connecting this with the needs of Asian medical equipment manufactures as well as manufactures in the United States and North America. Mr. Sohn has also organized and participated in more than a dozen medical exhibitions during this period including the Hospitalar (Brazil 1995-2000) and RSNA during the same period. From 2000 to 2001, Mr. Sohn was Chief Executive Officer of ISOL America, Inc.; his responsibilities included starting up an overseas headquarters for the parent company ISOL Korea in the United States as well as setting up a distribution and dealer network in the United States, Central and South America for ISOL's products, which included, Magnetic Resonance Imaging and Bone Desitometry Systems. Mr. Sohn also assisted in the Company's efforts to achieve FDA and UL approval of its products as well as researching manufacturing partners for the assembly and manufacture of ISOL products within the United States. Mr. Sohn majored in biochemistry and computer science at the University of California at Los Angeles (1978-1982).

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

         Under the California Corporation Code, the Company's directors will have no personal liability to the Company or its stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his "duty of care." This provision does not apply to the directors' (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director's duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director's duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

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

BOARD COMMITTEES

         The Board of Directors has appointed an Audit Committee. As of March 29, 2010, the sole member of the Audit Committee is Xavier Aguilera, who may not be considered to be independent as defined in Rule 4200 of the National Association of Securities Dealers' listing standards. The Board of Directors has adopted a written charter of the Audit Committee. The Audit Committee is authorized by the Board of Directors to review, with the Company's independent accountants, the annual financial statements of the Company prior to publication, and to review the work of, and approve non-audit services performed by, such independent accountants. The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of the Company. The Audit Committee was formed on August 31, 2003. The Audit Committee held one meeting during fiscal year ended December 31, 2009.

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

REPORT OF THE AUDIT COMMITTEE

         The Company's Audit Committee has reviewed and discussed the Company's audited financial statements for the fiscal year ended December 31, 2009 with senior management. The Audit Committee has reviewed and discussed with management the Company's audited financial statements. The Audit Committee has also discussed with M&K CPAS, PLLC ("M&K"), the Company's independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from M&K required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with M&K the independence of M&K as auditors of the Company. Finally, the Audit Committee has considered whether the independent auditor's provision
of  non-audit   services  to  the  Company  is  compatible  with  the  auditors'
independence. Based on the foregoing, the Company's Audit Committee has recommended to the Board of Directors that the audited financial statements of the Company be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the United States Securities and Exchange Commission ("SEC). The Company's Audit Committee did not submit a formal report regarding its findings.


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

CODE OF CONDUCT

         The Company has adopted a Code of Conduct that applies to all of its directors, officers and employees. The text of the Code of Conduct has been posted on the Company's Internet website and can be viewed at www.imaging3.com. Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee or the full Board of Directors and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to the Company's shareholders.

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

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended December 31, 2009 have been complied with on a timely basis, except that Dean Janes may have been late on one or more of his Form 4 filings.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth the total compensation paid in all forms to the executive officers and directors of the Company during the periods indicated:

                                          SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------
NAME AND                                                      NON-EQUITY   NON-QUALIFIED
PRINCIPAL                                                     INCENTIVE      DEFERRED
POSITION                                           OPTION       PLAN      COMPENSATION     ALL OTHER
(1)                    YEAR      SALARY    BONUS    AWARDS   COMPENSATION    EARNINGS      COMPENSATION     TOTAL
---------------------------------------------------------------------------------------------------------------------

Dean Janes,            2009   $149,604      0         0          0              0               0         $149,604
   Chief Executive
   Officer

Christopher Sohn,      2009   $125,008      0         0          0              0               0         $125,008
   President and
   Chief Operating
   Officer

Xavier Aguilera,       2009    $95,000      0         0          0              0               0          $95,000
   Chief Financial
   Officer/Treasurer,
   Executive Vice
   President, and
   Corporate
   Secretary

Michele Janes,         2009    $49,998      0         0          0              0               0          $49,998
   Vice President
   of Administration

Officers as a Group    2009   $369,612      0         0          0              0               0         $369,612
-------------------------

(1) All officers serve at will without employment contracts except that Dean Janes is engaged under a Consulting Agreement under which the Company pays Mr. Janes $12,000 per month until either party terminates the Agreement on 30 days written notice.

EMPLOYMENT AGREEMENTS

         The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

         Dean Janes, the Company's Chief Executive Officer, is engaged pursuant to a consulting agreement. See "Certain Relationships and Transactions - Item 13."

OUTSTANDING EQUITY AWARDS

         None of the Company's executive officers received any equity awards during the year ended December 31, 2009.

DIRECTOR COMPENSATION

         None of the Company's directors received any compensation for their respective services rendered to the Company during the year ended December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Imaging3 at March 29, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 29, 2010 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 375,709,892 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o Imaging3, Inc., 3200 W. Valhalla Drive, Burbank, California 91505. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.

                                                     NUMBER OF SHARES BENEFICIALLY
              NAME, TITLE AND ADDRESS                           OWNED (1)                PERCENTAGE OWNERSHIP
              -----------------------                -----------------------------       --------------------
Dean Janes
(includes shares owned by wife, Michele Janes)
Chairman and Chief Executive Officer                            59,916,328                      15.7%

Christopher Sohn
President and Chief Operating Officer                           23,000,000                       6.1%

Xavier Aguilera
Director, Chief Financial Officer/Treasurer,
Executive Vice President, and Secretary                            200,000                        *%

All current Executive Officers as a Group                       83,116,328                      21.8%

--------------------------------

(*)  Less than 1%.
(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of March 29, 2010.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE
--------------------------------------------------------------------------------

         Mr. Janes is employed pursuant to a consulting agreement for $12,000 per month plus expenses. The Agreement is terminable by either party on 30 days written notice. The Company owes Mr. Janes $50,766 under the consulting agreement for the year ended December 31, 2009.

         Dean Janes and Michele Janes are husband and wife.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

         Kabani & Company, Inc., Certified Public Accountants ("KC") was the Company's principal auditing firm until January 5, 2009. KC has also provided other non-audit services to the Company. The Audit Committee approved the engagement of KC before KC rendered audit and non-audit services to the Company. Presently and since January 5, 2009, M&K CPAS, PLLC has been and is the Company's principal auditing firm.

         Each year, the retention of the independent auditor to audit our financial statements, including the associated fee, is approved by the Board of Directors before the filing of the previous year's Annual Report on Form 10-K.

KC AND M&K FEES
                                                       2008       2009
                                                  ------------------------

        Audit Fees(1)                                    $39,500  $29,000

        Audit Related Fees                                   -0-      -0-

        All Other Fees(2)                                  1,350      -0-
                                                  ------------------------
                                                         $40,850  $29,000
                                                  ========================
----------------------------------------------

(1) Audit Fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports. Of these amounts, $39,500 was paid to Kabani and Associates for year ending December 31, 2008 and $29,000 was paid to M&K CPAS, PLLC during the year 2009.

(2) Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.


PRE-APPROVAL POLICIES AND PROCEDURES OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         The Audit Committee's policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full Board of Directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. As part of the Board's review, the Board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At Audit Committee meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

         The Audit Committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. The Audit Committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

(a)      Exhibits

         EXHIBIT      DESCRIPTION
         -------      ---------------------------------------------------------
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

-------------
         (1) Incorporated by reference to the Form 10SB/A Registration Statement filed with the Securities and Exchange Commissioner on December 9, 2002.

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

Dated: April 5, 2010                IMAGING3, INC.


                                    By:  /s/ Dean Janes
                                        -------------------------------------
                                        Dean  Janes,  Chairman  of the  Board
                                        and Chief Executive Officer
                                        (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Dean Janes                                         Dated: April 5, 2010
    ----------------------------------------------------
    Dean Janes, Chairman of the Board and Chief
    Executive Officer (Principal Executive Officer)


By:  /s/ Xavier Aguilera                                    Dated: April 5, 2010
     ---------------------------------------------------
    Xavier Aguilera, Chief Financial Officer/Treasurer,
    Executive Vice President, Corporate Secretary and
    Director (Principal Financial/Accounting Officer)


By:  /s/ Christopher Sohn                                   Dated: April 5, 2010
     ---------------------------------------------------
    Christopher Sohn, President
    and Chief Operating Officer