Form 10-Q
period 2010-03-31
IMAGING3 INC
filed 2010-05-10
CIK 1205181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

     For Quarterly Period Ended March 31, 2010

                                       or

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

     For the Transition period from _______________ to ______________


                        Commission File Number: 000-50099
        ----------------------------------------------------------------

                                 IMAGING3, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                      95-4451059
-------------------------------------       ------------------------------------
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

                          Yes[__]                                     No[_X_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of May 3, 2010, the number of shares outstanding of the registrant's class of common stock was 375,709,898.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION.............................................1

 ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)..................................1

            BALANCE SHEETS AT MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31,
            2009 .............................................................2

            STATEMENTS OF OPERATIONS  FOR THE THREE MONTHS ENDED MARCH 31,
            2010 AND MARCH 31, 2009 (UNAUDITED)...............................3

            STATEMENTS  OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31,
            2010 AND MARCH 31, 2009 (UNAUDITED)...............................4

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED).........................5

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS........................................12

 ITEM 4T.   CONTROLS AND PROCEDURES..........................................16

PART II.    OTHER INFORMATION............................................... 18

 ITEM 1.    LEGAL PROCEEDINGS................................................18

 ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......18

 ITEM 3.    DEFAULTS UPON SENIOR SECURITIES..................................18

 ITEM 4.    SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS.............18

 ITEM 5.    OTHER INFORMATION................................................18

 ITEM 6.    EXHIBITS.........................................................19

SIGNATURES  .................................................................20

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                                  IMAGING3, INC.
                                                  BALANCE SHEETS
                                AT MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

                                                      ASSETS

                                                                                     3/31/2010      12/31/2009
                                                                                  -------------------------------
 CURRENT ASSETS:
 Cash and cash equivalents                                                        $       370,217   $    633,443
 Accounts receivable, net                                                                  57,916        220,938
 Inventory, net                                                                           238,925        249,996
 Prepaid expenses                                                                          27,474         30,277
                                                                                  -------------------------------
    Total current assets                                                                  694,532      1,134,654

 PROPERTY AND EQUIPMENT, NET                                                               25,703         26,852

 OTHER ASSETS                                                                              31,024         31,024
                                                                                  -------------------------------
    Total assets                                                                  $       751,259   $  1,192,530
                                                                                  ===============================

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
 Accounts payable                                                                 $       143,320   $    137,145
 Accounts payable-related party                                                                 -         16,092
 Accrued expenses                                                                       2,236,116      2,253,079
 Deferred revenue                                                                         146,915        144,408
 Equipment deposits                                                                       181,425        201,637
 Due to an officer                                                                         86,766         50,766
                                                                                  -------------------------------
    Total current liabilities                                                           2,794,542      2,803,127

 STOCKHOLDERS' DEFICIT:
 Common stock, no par value; authorized shares 500,000,000;
  375,709,898 and 375,709,898 issued and outstanding
  at March 31, 2010 and December 31, 2009, respectively                                10,988,573     10,988,573
 Accumulated deficit                                                                  (13,031,856)   (12,599,170)
                                                                                  -------------------------------
    Total stockholders' deficit                                                        (2,043,283)    (1,610,597)
                                                                                  -------------------------------
                                                                                  $       751,259   $  1,192,530
                                                                                  ===============================

               The accompanying notes form an integral part of these unaudited financial statements

                                                    IMAGING3, INC.
                                 STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                                    MARCH 31, 2010 AND MARCH 31, 2009 (UNAUDITED)

                                                                                          2010             2009
                                                                                    ---------------  ----------------
 NET REVENUES                                                                       $      265,586   $       314,369

 COST OF GOODS SOLD                                                                        142,233           125,993
                                                                                    ---------------  ----------------
 GROSS PROFIT                                                                              123,353           188,376

 OPERATING EXPENSES:
 General and administrative expenses                                                       547,853           499,240
                                                                                    ---------------  ----------------
 Total operating expenses                                                                  547,853           499,240

                                                                                    ---------------  ----------------
 LOSS FROM OPERATIONS                                                                     (424,500)         (310,864)

 OTHER INCOME (EXPENSE):
 Interest expense                                                                          (13,974)          (15,609)
 Other income                                                                                5,788                28
                                                                                    ---------------  ----------------
    Total other income (expense)                                                            (8,186)          (15,581)
                                                                                    ---------------  ----------------

 LOSS BEFORE INCOME TAX                                                                   (432,686)         (326,445)

 PROVISION FOR INCOME TAXES                                                                      -                 -

                                                                                    ---------------  ----------------
 NET LOSS                                                                           $     (432,686)  $      (326,445)
                                                                                    ===============  ================

 BASIC AND DILUTED NET LOSS PER SHARE                                               $        (0.00)  $         (0.00)
                                                                                    ===============  ================

 WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                                             375,709,898       254,250,580
                                                                                    ===============  ================




                 The accompanying notes form an integral part of these unaudited financial statements

                                                        IMAGING3, INC.
                                      STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                         MARCH 31, 2010 AND MARCH 31, 2009 (UNAUDITED)

                                                                                               2010               2009
                                                                                          ----------------   ----------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
                Net loss                                                                  $      (432,686)   $      (326,445)
                Adjustments to reconcile net loss to net cash provided by (used in)
                operating activities:
                   Depreciation and amortization                                                    1,149              4,957
                   Common stock issued for services and R&D                                             -             34,375
                (Increase) / decrease in current assets:
                           Accounts receivable                                                    163,022             (1,178)
                           Inventory                                                               11,071              9,559
                           Prepaid expenses and other assets                                        2,803            (10,832)
                Increase / (decrease) in current liabilities:
                          Accounts payable                                                         16,750            475,871
                          Accrued expenses                                                        (43,630)           (11,303)
                          Deferred revenue                                                          2,507              6,425
                          Equipment deposits                                                      (20,212)            23,632
                                                                                          ----------------   ----------------
                Net cash provided by (used in) operating activities                              (299,226)           205,061
                                                                                          ----------------   ----------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
                Receipts from/(payments to) officer, net                                           36,000           (611,200)
                Proceeds from issuance of common stock, net                                             -            338,801
                                                                                          ----------------   ----------------
                   Net cash provided by (used in) financing activities                             36,000           (272,399)
                                                                                          ----------------   ----------------

      NET DECREASE IN CASH & CASH EQUIVALENTS                                                    (263,226)           (67,338)

      CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                                  633,443             73,447
                                                                                          ----------------   ----------------

      CASH & CASH EQUIVALENTS, ENDING BALANCE                                             $       370,217    $         6,109
                                                                                          ================   ================

      SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
                Expenses paid by officer                                                  $             -    $       509,600


          The accompanying notes form an integral part of these unaudited financial statements

                                  Imaging3,Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

         Imaging3, Inc. (the "Company") is a California corporation incorporated on October 29, 1993, as Imaging Services, Inc. The Company filed a certificate of amendment of articles of incorporation to change its name to Imaging3, Inc. on August 20, 2002.

         The Company's primary business is production and sale of medical equipment, parts and services to hospitals, surgery centers, research labs, physician offices and veterinarians. Equipment sales include new c-arms, c-arm tables, remanufactured c-arms, used c-arm and surgical tables. Sales of parts consist of new or renewed replacement parts for c-arms.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

         The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

DUE TO OFFICER

         At March 31, 2010 and December 31, 2009, the Company had a balance due to the Chief Executive Officer of the Company amounting to $86,766 and $50,766, respectively, for accrued consulting fees and amounts borrowed. The amount is due on demand, is interest free and secured by the assets of the Company.

EQUIPMENT DEPOSITS

         Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balance at March 31, 2010 and December 31, 2009, was $181,425 and $201,637, respectively.

                                  Imaging3,Inc.
                          Notes to Financial Statements
                                   (Unaudited)

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

BASIC AND DILUTED NET LOSS PER SHARE

         Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company had no common stock equivalents or other potentially dilutive securities at March 31, 2010 or December 31, 2009.

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

                                  Imaging3,Inc.
                          Notes to Financial Statements
                                   (Unaudited)

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

                                  Imaging3,Inc.
                          Notes to Financial Statements
                                   (Unaudited)

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

3.    ACCOUNTS RECEIVABLE

         All accounts receivable are trade related. These receivables are current and management believes are collectible except for those for which a reserve has been provided. The balance of accounts receivable as of March 31, 2010 was $57,916 as compared to $220,938 as of December 31, 2009. The reserve amount for uncollectible accounts was $1,375 as of March 31, 2010 and December 31, 2009, respectively.

                                  Imaging3,Inc.
                          Notes to Financial Statements
                                   (Unaudited)


4.    INVENTORIES

         Inventory consisted of the following:


                                                   03/31/10            12/31/09
                                                --------------     -------------
            Parts inventory                     $   186,297        $    174,756
            Finished goods                          282,600             305,212
            Inventory reserve                      (229,972)           (229,972)
                                                ------------       -------------
            Total, net                          $   238,925        $    249,996
                                                ============       =============

5.  PROPERTIES AND EQUIPMENT

         Property and equipment consisted of the following:

                                                   03/31/10          12/31/09
                                                --------------     -------------
            Furniture and office equipment      $      78,695      $     78,695
            Tools and shop equipment                   54,183            54,183
            Vehicles                                  105,871           105,871
                                                --------------     -------------
                                                      238,749           238,749
            Less Accumulated depreciation            (213,046)         (211,897)
                                                --------------     -------------
            Total, net                          $      25,703      $     26,852
                                                ==============     =============

         Depreciation expenses were $1,149 and $4,957 for the three months ended March 31, 2010 and 2009, respectively.

6.    ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                                     03/31/10          12/31/09
                                                --------------     -------------
            Accrued payroll taxes               $     151,540      $     14,557
            Other accrued expenses                     25,746           174,442
            Accrued legal fees                        401,109           401,109
            Accrued ongoing litigation              1,657,721         1,662,971
                                                --------------     -------------
                 Total                          $   2,236,116      $  2,253,079
                                                ==============     =============

7.      STOCKHOLDERS' EQUITY

COMMON STOCK

         During the three month period ended March 31, 2010, the Company had not issued common stock for either cash or consulting services.

         During the three month period ended March 31, 2009, the Company issued 8,425,000 shares of common stock for cash proceeds of $338,801 net of offering costs of $4,199 as part of its private placement.

                                  Imaging3,Inc.
                          Notes to Financial Statements
                                   (Unaudited)

         During the three month period ended March 31, 2009, the Company issued 687,500 shares of common stock for consulting services. The Company recorded $34,375 as consulting fees expense to settle the payment as agreed on the date of invoice at the fair market value.


8.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

         The Company paid income taxes of $0 and interest of $2,641 during the period ended March 31, 2010. The Company paid income taxes of $0 and interest of $3,609 during the period ended March 31, 2009.

9.   GOING CONCERN

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the three month periods ended March 31, 2010 and 2009, the Company incurred losses of $432,686 and $326,445, respectively. The Company has an accumulated deficit of $13,031,856 and $12,599,170 as of March 31, 2010 and December 31, 2009, respectively. The continuing losses have adversely affected the liquidity of the Company.

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

         Management has taken the following steps to meet its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern: Management devoted considerable effort during the three month period ended March 31, 2010, towards (i) obtaining approval from the Food and Drug Administration for its proprietary medical imaging device so that the Company can commence marketing and selling it, (ii) controlling salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods in order to increase sales of existing products and services, and (v) increasing marketing and sales of its products and services. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost. The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the CEO and CFO. Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense on a monthly basis. Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

10.      RELATED PARTY TRANSACTION

         The Company has a consulting agreement with the Chief Executive Officer of the Company for compensation of $12,000 per month. The CEO provides services to the Company for management, administrative, marketing, and financial matters pursuant to the consulting agreement terminable on 30 days notice by either

                                  Imaging3,Inc.
                          Notes to Financial Statements
                                   (Unaudited)

party. The consulting agreement commenced on January 1, 2002, and will continue until such time as the Company withdraws the agreement or the CEO resigns. The accrued compensation has been included in amounts due to officer and is payable by the Company on demand.

         During the normal course of business from time to time, the Chief Executive Officer advances funds to the Company or defers the payment of his consulting fees from the Company. These transactions are recorded as due to officer.

         The balance of due to officer amounts to $86,766 as of March 31, 2010 and $50,766 as of December 31, 2009, payable on demand. The outstanding balance does not bear interest.


11.  CONCENTRATIONS

         Four customers represented 17%, 14%, 11% and 10% of the Company's accounts receivable, respectively, as of March 31, 2010.

         Three customers represented 27%, 25%, and 11% of the Company's accounts receivable, respectively, as of December 31, 2009.


12.  SUBSEQUENT EVENTS

         There have been no significant subsequent events through the date the financial statements were issued.

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

                  (i)      insufficient   revenues  to  cover  operating  costs,
                           resulting in persistent losses; and

                  (j)      failure  of  Imaging3  to  obtain   approval  of  its
                           proprietary medical imaging technology and device from the Federal Food and Drug Administration.

         There is no assurance that Imaging3 will be profitable. Imaging3 may not be able to successfully develop, manage or market its products and services. Imaging3 may not be able to attract or retain qualified executives and technology personnel. Imaging3 may not be able to obtain customers for its products or services. Imaging3's products and services may become obsolete. Government regulation may hinder Imaging3's business. Imaging3 may not be able to obtain the required approvals from the United States Food and Drug Administration for its products and services. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options. Imaging3 is exposed to other risks inherent in its businesses.

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

CURRENT OVERVIEW

         Though our efforts have been to market our refurbished equipment, a significant portion of our sales and revenues derive from services and the sale of parts, either from extended warranty purchases at the time of purchase of the refurbished equipment, or service contracts and time and material revenue realized upon warranty expiration, the majority of which is realized one year from equipment purchase as warranties expire.

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

         Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer's needs ranging from 5 days to 6 months. An operating lease agreement is utilized. The rental revenues were insignificant in the three month periods ended March 31, 2010 and 2009. Written rental agreements are used in all instances.

OTHER ACCOUNTING FACTORS

         The effects of inflation have not had a material impact on our operation, nor are they expected to in the immediate future.

         Although we are unaware of any major seasonal aspect that would have a material effect on the financial condition or results of operations, the first quarter of each fiscal year is always a financial concern due to slow collections after the holidays.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

         We had revenues in the first quarter of 2010 of $265,586 compared to $314,369 in 2009, which represents an18% decrease. The decrease in revenue is due in part to the Company's focus on obtaining approval for its new proprietary medical device but this year we intend to focus on the marketing, sale and provision of our historic products and services as well. Our equipment sales were $139,125 in the first three months of 2010, compared to $148,691 in the first three months of 2009, representing a decrease in equipment sales of $9,566 in 2010 or 7%. Our service and parts sales for the first quarter of 2009 were $45,615 compared to $60,016 in the first three months of 2009. The Company will continue to focus on increasing its revenue in this area as well.

         Our cost of revenue was $125,993 in the first quarter of 2009 compared to $142,233 in the first quarter of 2010, which represents an increase of $16,240 or 12%. This is due in large part to the fact that the cost for some of the equipment was higher as a result of the sale of newer models, thus costing more. We had a decrease in gross profit margin in the first quarter of 2010 of $123,353 compared to $188,376 in the first quarter of 2009. Our operating expenses increased from $499,240 in the first quarter of 2009 to $547,853 in the first quarter of 2010, a 10% increase mostly due to the increased price of equipment. Our loss on operations increased to $424,500 in the first quarter of 2010 compared to $310,864 in the first quarter of 2009, a 36% increase. This increase is attributed to the overall decrease in revenue for this same period. Our net loss was $432,686 in the first quarter of 2010 compared to $326,445 in the first quarter of 2009, a 32% increase, again as a result of a decreased revenue stream and higher cost of goods sold for the period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position was $370,217 at March 31, 2010, compared to $633,443 at December 31, 2009. The reason for the decrease in cash at the end of the first quarter of 2010 as compared to December 31, 2009 is primarily due to repayment of indebtedness, decreased revenue and increased expenses.

         As of March 31, 2010, the Company has current assets of $694,532, non-current assets of $25,703, and current liabilities of $2,794,542, and as of December 31, 2009, current assets of $1,134,654, non-current assets of $26,852 and current liabilities of $2,803,127. The reason for the decrease in current assets at the end of the first quarter of 2010 as compared to December 31, 2009 is primarily due to repayment of indebtedness, decreased revenue and increased expenses.

         Net cash used in operating activities amounted to $(299,226) for the three month period ended March 31, 2010, as compared to net cash provided by operating activities of $205,061 for the three month period ended March 31, 2009. The decrease in 2010 as compared to 2009 resulted from increased net loss, accrued expenses and equipment deposits.

         Net cash provided by (used for) used for financing activities amounted to $36,000 and $(272,399) for the three month periods ended March 31, 2010 and

2009, respectively. The increase in 2010 as compared to 2009 resulted from the non-payment of money owed to the chief executive officer as opposed to payment extended in 2009.

         The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit. The Company will need between $50,000 to $100,000 annually to maintain its reporting obligations. The Company may attempt to do more private placements of its stock in the future to raise capital, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to obtain approval of its prototype from the Federal Food and Drug Administration and to sustain monthly operations. In order to address its working capital deficit, the Company also intends to endeavor to
(i) reduce operating costs, (ii) reduce general, administrative and selling costs, (iii) increase sales of its existing products and services, and (iv) obtain the approval of the United States Food and Drug Administration to the Company's proprietary medical imaging device so that the Company can commence marketing and selling it. There may not be sufficient funds available to the Company to enable it to remain in business and the Company's needs for additional financing are likely to persist.

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

         At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

         Imaging 3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31, 2009, we had identified the following material weaknesses which still exist as of March 31, 2010 and through the date of this report:

         1. As of December 31, 2009 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

         2. As of December 31, 2009 and as of the date of this report, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three month period ended March 31, 2010, the Company had not issued common stock for either cash or consulting services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. REMOVED AND RESERVED

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

----------------
         (1)      Incorporated  by reference  to the Form  10-SB/A  Registration
                  Statement filed with the Securities and Exchange  Commissioner on December 9, 2002.

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

Dated: May 7, 2010               IMAGING3, INC.

                                 By:/s/ Dean Janes
                                     -------------------------------------------
                                      Dean Janes, Chief Executive Officer
                                      and Chairman (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/Dean Janes                                        Dated: May 7, 2010
     ----------------------------------------------
    Dean Janes, Chief Executive Officer
    and Chairman (Principal Executive Officer)

By:  /s/Christopher Sohn                                  Dated: May 7, 2010
     ----------------------------------------------
    Christopher Sohn, Director, President
    and Chief Operating Officer

By:  /s/Xavier Aguilera                                   Dated: May 7, 2010
     ----------------------------------------------
    Xavier Aguilera, Chief Financial Officer,
    Secretary, and Executive Vice President
    (Principal Financial/Accounting Officer)