Form 10-K/A
period 2009-12-31
IMAGING3 INC
filed 2010-07-02
CIK 1205181

FORM 10-K/A

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2009

                         COMMISSION FILE NUMBER 0-13215

                                 IMAGING3, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                    95-4451059
--------------------------------            -----------------------------------
    (State of Incorporation)                (I.R.S. Employer Identification No.)


                3200 W. VALHALLA DRIVE, BURBANK, CALIFORNIA 91505
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
               ----------------------------------------------------
               Registrant's telephone number, including area code


  SECURITIES REGISTERED PURSUANT TO SECTIONS 12(B) OR SECTION 12(G) OF THE ACT
  ----------------------------------------------------------------------------

                                      NONE

                       Securities covered by this report:

                                                     NAME OF EACH EXCHANGE ON
   TITLE OF EACH CLASS                                   WHICH REGISTERED
-------------------------                            ------------------------
       COMMON STOCK                                             OTC


         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                Yes |__| No |X|

         Indicate by check mark if the registrant is not required to filed reports pursuant to Section 13 or Section 15(d) of the Act.

                                                                Yes |__| No |X|

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes |X| No |__|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

                                                                Yes |__| No |X|

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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                Yes |__| No |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $194,295,690 as of March 29, 2010 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by OTC Bulletin Board).

         There were 375,709,898 shares outstanding of the registrant's Common Stock as of March 29, 2010.

                                TABLE OF CONTENTS



ITEM 15                 Exhibits, Financial Statement Schedules              4
SIGNATURES                                                                   5

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      Exhibits

         EXHIBIT         DESCRIPTION
         -------         ----------------------------------------------------
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

Dated: July 2, 2010                   IMAGING3, INC.


                                      By: /s/ Dean Janes
                                          ------------------------------------
                                          Dean Janes, Chairman of the Board
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Dean Janes                                           Dated: July 2, 2010
    ---------------------------------------------------
    Dean Janes, Chairman of the Board and Chief
    Executive Officer (Principal Executive Officer)


By: /s/ Xavier Aguilera                                      Dated: July 2, 2010
    --------------------------------------------------
    Xavier Aguilera, Chief Financial Officer/Treasurer,
    Executive Vice President, Corporate Secretary and
    Director (Principal Financial/Accounting Officer)


By: /s/ Christopher Sohn                                     Dated: July 2, 2010
    --------------------------------------------------
    Christopher Sohn, President and Chief Operating Officer