Form 10-Q
period 2010-06-30
IMAGING3 INC
filed 2010-08-05
CIK 1205181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

For Quarterly Period Ended June 30, 2010

                                       or

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

For the Transition period from _______________ to ______________


                        Commission File Number: 000-50099
        ----------------------------------------------------------------

                                 IMAGING3, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                               95-4451059
---------------------------------   --------------------------------------------
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

Large accelerated filer        [___]        Accelerated filer             [_X_]
Non-accelerated filer          [___]        Smaller reporting company     [___]
(Do not check if a smaller
 reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                          Yes[__]                                       No[_X_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of July 3, 2010, the number of shares outstanding of the registrant's class of common stock was 375,709,898.



                                                     TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I.           FINANCIAL INFORMATION...........................................................................1
-------

 ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)................................................................1

                           BALANCE  SHEETS  AT JUNE  30,  2010  (UNAUDITED) AND
                           DECEMBER 31, 2009......................................................................2

                           STATEMENTS  OF  OPERATIONS  FOR THE THREE AND SIX MONTHS ENDED
                           JUNE 30, 2010 AND JUNE 30, 2009 (UNAUDITED)............................................3

                           STATEMENTS  OF CASH  FLOWS FOR THE SIX  MONTHS ENDED
                           JUNE 30, 2010 AND JUNE 30, 2009 (UNAUDITED)............................................4

                           NOTES TO FINANCIAL STATEMENTS (UNAUDITED)..............................................5

 ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........12

 ITEM 4T.         CONTROLS AND PROCEDURES........................................................................17

PART II.          OTHER INFORMATION..............................................................................18
-------

 ITEM 1.          LEGAL PROCEEDINGS..............................................................................18

 ITEM 1A.         RISK FACTORS...................................................................................18

 ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....................................22

 ITEM 3.          DEFAULTS UPON SENIOR SECURITIES................................................................22

 ITEM 4.          REMOVED AND RESERVED...........................................................................22

 ITEM 5.          OTHER INFORMATION..............................................................................22

 ITEM 6.          EXHIBITS.......................................................................................23

SIGNATURES        ...............................................................................................24


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------


                                                     IMAGING3, INC.
                                                     BALANCE SHEETS
                                   AT JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

                                                         ASSETS

                                                                                  6/30/2010             12/31/2009
                                                                              -------------------    -----------------
     CURRENT ASSETS:
     Cash and cash equivalents                                                $          109,343     $        633,443
     Accounts receivable, net                                                            114,149              220,938
     Inventory, net                                                                      284,422              249,996
     Prepaid expenses                                                                     16,961               30,277
                                                                              -------------------    -----------------
        Total current assets                                                             524,875            1,134,654

     PROPERTY AND EQUIPMENT, NET                                                          24,553               26,852

     OTHER ASSETS                                                                         31,024               31,024
                                                                              -------------------    -----------------
        Total assets                                                          $          580,452     $      1,192,530
                                                                              ===================    =================

                                         LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES:
     Accounts payable                                                         $          197,535     $        137,145
     Accounts payable-related party                                                            -               16,092
     Accrued expenses                                                                  2,236,131            2,253,079
     Deferred revenue                                                                    170,450              144,408
     Equipment deposits                                                                  114,250              201,637
     Due to an officer                                                                   291,502               50,766
                                                                              -------------------    -----------------
        Total current liabilities                                                      3,009,868            2,803,127

     STOCKHOLDERS' DEFICIT:
     Common stock, no par value; authorized shares 500,000,000;
        375,709,898 and 375,709,898 issued and outstanding
        at June 30, 2010 and December 31, 2009, respectively                          10,988,573           10,988,573
     Accumulated deficit                                                             (13,417,989)         (12,599,170)
                                                                              -------------------    -----------------
        Total stockholders' deficit                                                   (2,429,416)          (1,610,597)
                                                                              -------------------    -----------------
        Total liabilities and stockholders' deficit                           $          580,452     $      1,192,530
                                                                              ===================    =================


                  The accompanying notes form an integral part of these unaudited financial statements


                                                     IMAGING3, INC.
                                                STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)



                                                       FOR THE THREE MONTH PERIODS          FOR THE SIX MONTH PERIODS
                                                              ENDED JUNE 30,                     ENDED JUNE 30,
                                                      --------------    -------------    --------------    --------------
                                                           2010              2009             2010              2009
                                                      --------------    -------------    --------------    --------------

     NET REVENUES                                     $     341,698     $    260,127     $     607,284     $     574,496


     COST OF GOODS SOLD                                     150,565          131,375           292,798           257,368
                                                      --------------    -------------    --------------    --------------
     GROSS PROFIT
                                                            191,133          128,752           314,486           317,128

     OPERATING EXPENSES:

     General and administrative expenses                    561,007          621,080         1,108,860         1,120,320
                                                      --------------    -------------    --------------    --------------
       Total operating expenses
                                                            561,007          621,080         1,108,860         1,120,320
                                                      --------------    -------------    --------------    --------------
     LOSS FROM OPERATIONS
                                                           (369,874)        (492,328)         (794,374)         (803,192)

     OTHER INCOME (EXPENSE):

     Interest expense                                       (15,508)         (13,666)          (29,482)          (29,275)

     Other income                                                49                -             5,837                28
                                                      --------------    -------------    --------------    --------------

        Total other income (expense)                        (15,459)         (13,666)          (23,645)          (29,247)
                                                      --------------    -------------    --------------    --------------


     LOSS BEFORE INCOME TAX                                (385,333)        (505,994)         (818,019)         (832,439)


     PROVISION FOR INCOME TAXES                                 800              800               800               800
                                                      --------------    -------------    --------------    --------------
     NET LOSS                                         $    (386,133)    $   (506,794)    $    (818,819)    $    (833,239)
                                                      ==============    =============    ==============    ==============

     BASIC AND DILUTED NET LOSS PER SHARE             $       (0.00)    $      (0.00)    $       (0.00)    $       (0.00)
                                                      ==============    =============    ==============    ==============

     WEIGHTED AVERAGE COMMON STOCK OUTSTANDING          375,709,898      261,454,134       375,709,898       257,872,256
                                                      ==============    =============    ==============    ==============


                  The accompanying notes form an integral part of these unaudited financial statements



                                                   IMAGING3, INC.
                                 STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                    JUNE 30, 2010 AND JUNE 30, 2009 (UNAUDITED)

                                                                                    2010                 2009
                                                                              -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $    (818,819)       $    (833,239)
     Adjustments to reconcile net loss to net cash used for
     operating activities:

        Depreciation and amortization                                                  2,299                9,913

        Common stock issued for services and R&D                                           -               34,375

     (Increase) / decrease in current assets:

                Accounts receivable                                                  106,789                2,629
                Inventory                                                            (34,426)              (4,283)
                Prepaid expenses and other assets                                     13,316               (8,213)

     Increase / (decrease) in current liabilities:

               Accounts payable                                                       44,298               21,566
               Accrued expenses                                                      (16,948)             164,950
               Deferred revenue                                                       26,042               19,835
               Equipment deposits                                                    (87,387)              12,140
                                                                              -----------------    ------------------
       Net cash used for operating activities                                       (764,836)            (580,327)
                                                                              -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property, plant, and equipment                                            -                    -
                                                                              -----------------    ------------------
       Net cash used for investing activities                                              -                    -
                                                                              -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Receipts from / (payments to) officer, net                                      240,736               70,199

     Proceeds from issuance of common stock, net                                           -              495,501
                                                                              -----------------    ------------------

        Net cash provided by financing activities                                    240,736              565,700
                                                                              -----------------    ------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                  (524,100)             (14,627)


CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                           633,443               73,447
                                                                              -----------------    ------------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                       $      109,343       $       58,820
                                                                              =================    ==================


                The accompanying notes form an integral part of these unaudited financial statements

                                  Imaging3,Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
----------------------------------------------

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------

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

DUE TO OFFICER

         At June 30, 2010 and December 31, 2009, the Company had a balance due to the Chief Executive Officer of the Company amounting to $291,502 and $50,766, respectively, for accrued consulting fees and amounts borrowed. The amount is due on demand, is interest free and secured by the assets of the Company.

EQUIPMENT DEPOSITS

         Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balance at June 30, 2010 and December 31, 2009, was $114,250 and $201,637, respectively.

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

BASIC AND DILUTED NET LOSS PER SHARE

         Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company had no common stock equivalents or other potentially dilutive securities at June 30, 2010 or December 31, 2009.

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

3. ACCOUNTS RECEIVABLE
----------------------

         All accounts receivable are trade related. These receivables are current and management believes are collectible except for those for which a reserve has been provided. The balance of accounts receivable as of June 30, 2010 was $114,149 as compared to $220,938 as of December 31, 2009. The reserve amount for uncollectible accounts was $1,375 as of March 31, 2010 and December 31, 2009, respectively.

                                  Imaging3,Inc.
                          Notes to Financial Statements
                                   (Unaudited)


4. INVENTORIES
--------------

 Inventory consisted of the following:


                                               06/30/10            12/31/09
                                            --------------     -------------
            Parts inventory                 $   186,297        $    174,756
            Finished goods                      328,097             305,212
            Inventory reserve                  (229,972)           (229,972)
                                            --------------     -------------
            Total, net                      $   284,422        $    249,996
                                            ==============     =============

5.  PROPERTIES AND EQUIPMENT
----------------------------

 Property and equipment consisted of the following:

                                                 06/30/10          12/31/09
                                            --------------     -------------
            Furniture and office equipment  $     78,695       $     78,695
            Tools and shop equipment              54,183             54,183
            Vehicles                             105,871            105,871
                                            --------------     -------------
                                                 238,749            238,749
            Less Accumulated depreciation       (214,196)          (211,897)
                                            --------------     -------------
            Total, net                      $     24,553       $     26,852
                                            ==============     =============

         Depreciation expenses were $1,150 and $4,956 for the three months ended June 30, 2010 and 2009 and $2,299 and $9,913 for the six months ended June 30, 2010 and 2009, respectively.

6. ACCRUED EXPENSES
-------------------

 Accrued expenses consisted of the following:

                                                 06/30/10          12/31/09
                                            --------------     -------------
            Accrued payroll taxes           $     151,000     $      14,557
            Other accrued expenses                 37,607           174,442
            Accrued legal fees                    401,109           401,109
            Accrued ongoing litigation          1,646,415         1,662,971
                                            --------------     -------------
                 Total                      $   2,236,131     $   2,253,079
                                            ==============     =============

7. STOCKHOLDERS' EQUITY
-----------------------

COMMON STOCK

         During the six month period ended June 30, 2010, the Company had not issued common stock for either cash or consulting services.

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

8. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
----------------------------------------

         The Company paid income taxes of $800 and interest of $-0- during the period ended June 30, 2010. The Company paid income taxes of $800 and interest of $1,052 during the period ended June 30, 2009.

9. GOING CONCERN
----------------

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the six month periods ended June 30, 2010 and 2009, the Company incurred losses of $818,819 and $833,239, respectively. The Company has an accumulated deficit of $13,417,989 and $12,599,170 as of June 30, 2010 and December 31, 2009, respectively. The continuing losses have adversely affected the liquidity of the Company.

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

         Management has taken the following steps to meet its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern: Management devoted considerable effort during the three month period ended June 30, 2010, towards (i) obtaining approval from the Food and Drug Administration for its proprietary medical imaging device so that the Company can commence marketing and selling it, (ii) controlling salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods in order to increase sales of existing products and services, and (v) increasing marketing and sales of its products and services. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost. The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the CEO and CFO. Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense on a monthly basis. Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

10. RELATED PARTY TRANSACTION
-----------------------------

         The Company has a consulting agreement with the Chief Executive Officer of the Company for compensation of $12,000 per month. The CEO provides services to the Company for management, administrative, marketing, and financial matters pursuant to the consulting agreement terminable on 30 days notice by either party. The consulting agreement commenced on January 1, 2002, and will continue

                                  Imaging3,Inc.
                          Notes to Financial Statements
                                   (Unaudited)

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

         The balance of due to officer amounts to $291,502 as of June 30, 2010 and $50,766 as of December 31, 2009, payable on demand. The outstanding balance does not bear interest.


11. CONCENTRATIONS
------------------

         One customer represents 25% of the Company's accounts receivable, as of June 30, 2010.

         Three customers represented 27%, 25%, and 11% of the Company's accounts receivable, respectively, as of December 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

         Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer's needs ranging from 5 days to 6 months. An operating lease agreement is utilized. The rental revenues were insignificant in the six month periods ended June 30, 2010 and 2009. Written rental agreements are used in all instances.

OTHER ACCOUNTING FACTORS

         The effects of inflation have not had a material impact on our operation, nor are they expected to in the immediate future.

         Although we are unaware of any major seasonal aspect that would have a material effect on the financial condition or results of operations, the second quarter of each fiscal year is always a financial concern due to slow collections during the summer.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

         We had revenues in the second quarter of 2010 of $341,698 compared to $260,127 in the second quarter of 2009, which represents a 31% increase. The increase in revenue is due to increased sales. Historically, our equipment sales are cyclical in nature. The Company normally experiences increases during the second quarter. The Company also intensified its focus on the marketing, sale and provision of its historic products and services, as well as on obtaining FDA approval for its new proprietary medical device. Our equipment sales were $266,602 in the second quarter of 2010, compared to $141,290 for the same period in 2009, representing an increase in equipment sales of $125,312 for the same period in 2010 or 88%. Our service and parts sales for the second quarter of 2010 were $24,922 compared to $42,952 in the second quarter of 2009. The decrease was due to decreased direct parts sales. The Company will continue to focus on increasing its revenue in this area as well.

         Our cost of revenue was $131,375 in the second quarter of 2009 compared to $150,565 for the same period of 2010, which represents an increase of $19,190 or 14%. This is due in large part to the fact that the cost for some of the equipment was higher as a result of the sale of newer models, thus costing more. We had an increase in gross profit margin in the second quarter of 2010 of $191,133 compared to $128,752 for the same period of 2009. Our operating expenses decreased from $621,080 in the second quarter of 2009 to $561,007 for the same period in 2010, a 10% decrease mostly due to better control of expenses during the period. Our loss on operations decreased to $369,874 in the second quarter of 2010 compared to $492,328 for the same period in 2009, a 33% decrease. This decrease is attributed to the overall increase in revenue for this same period. Our net loss was $386,133 in the second quarter of 2010 compared to $506,794 for the same period in 2009, a 31% increase, again as a result of an increased revenue stream and lower operating expenses for the period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

         We had revenues for the six months ended June 30, 2010 of $607,284 compared to $574,496 in the second quarter of 2009, representing a 6% increase. The increase in revenue is due to increased sales. Historically, our equipment sales are cyclical in nature. The Company normally experiences increases during the second quarter of each year. The Company also intensified its focus on the marketing, sale and provision of our historic products and services, as well as on obtaining FDA approval on its new proprietary medical device. Our equipment sales were $405,727 in the first six months of 2010, compared to $289,981 for the same period in 2009, representing an increase in equipment sales of $115,746 for the same period in 2010 or a 40% increase. Our service and parts sales for the six month period of 2010 were $70,537 compared to $102,988 for the same period of 2009. The decrease was due to decreased direct parts sales as well as direct service parts. The Company will continue to focus on increasing its revenue in this area as well.

         Our cost of revenue was $257,368 in the first six months of 2009 compared to $292,798 for the same period of 2010, which represents an increase of $35,430 or 14%. This is due in large part to the fact that the cost for some of the equipment was higher as a result of the sale of newer models, thus costing more though the variance was reasonable as compared to the previous year. We experienced a gross profit margin in the first six months of 2010 of $314,486 compared to $317,128 for the same period of 2009. Our operating expenses decreased from $1,120,320 in the first six months of 2009 to $1,108,860 for the same period in 2010, a 1% decrease mostly due to better control of expenses during the period. Our loss on operations decreased to $(794,374) in the first six months of 2010 compared to $(803,192) for the same period in 2009, a 1% decrease. This decrease is attributed to the overall increase in revenue for this same period. Our net loss was $(818,819) in the first six months of 2010 compared to $(833,239) for the same period in 2009, a 2% decrease, again as a result of an increased revenue stream and lower operating expenses for the period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position was $109,343 at June 30, 2010, compared to $633,443 at December 31, 2009. The reason for the decrease in cash at the end of the second quarter of 2010 as compared to December 31, 2009 is primarily due to repayment of indebtedness, increased revenue and decreased expenses as compared to other periods.

         As of June 30, 2010, the Company has current assets of $580,452, non-current assets of $55,577, and current liabilities of $3,009,868, and as of December 31, 2009, current assets of $1,134,654, non-current assets of $57,876 and current liabilities of $2,803,127. The reason for the decrease in current assets at the end of the second quarter of 2010 as compared to December 31, 2009 is primarily due to repayment of indebtedness, decreased cash, decreased revenue and increased expenses.

         Net cash used in operating activities amounted to $(764,836) for the six month period ended June 30, 2010, as compared to net cash used by operating activities of $(580,327) for the same period in 2009. The increase in 2010 as compared to 2009 resulted from increased inventory, accrued expenses and equipment deposits for the period.

         Net cash provided by financing activities amounted to $240,736 and $565,700 for the three month periods ended June 30, 2010 and 2009, respectively. The decrease in 2010 as compared to the same period in 2009 resulted from the non-payment of money owed to the Chief Executive Officer of the Company as opposed to payment made in 2009 as well as increased net cash used for operating activities.

         The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit. The Company will need between $50,000 to $100,000 annually to maintain its reporting obligations. The Company may attempt to do more private placements of its stock in the future to raise capital, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to obtain approval of its prototype from the Federal Food and Drug Administration and to sustain monthly operations. In order to address its working capital deficit, the Company also intends to endeavor to
(i) reduce operating costs, (ii) reduce general, administrative and selling costs, (iii) increase sales of its existing products and services, and (iv) obtain the approval of the Federal Food and Drug Administration to the Company's proprietary medical imaging device so that the Company can commence marketing, licensing and selling it. There may not be sufficient funds available to the Company to enable it to remain in business and the Company's needs for additional financing are likely to persist.

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

ITEM 4T. CONTROLS AND PROCEDURES
--------------------------------

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

         At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

         Imaging 3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31, 2009, we had identified the following material weaknesses which still exist as of June 30, 2010 and through the date of this report:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in internal controls over financial reporting that occurred during the period ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time, none of which at this time is considered to be material to the Company's business or financial condition.

ITEM 1A.  RISK FACTORS
----------------------

         Purchasing shares of common stock in Imaging3, Inc. (the "Company" or "I3") entails substantial risk. You should be able to bear a complete loss of your investment. You should carefully consider the following factors, among others.

FORWARD-LOOKING STATEMENTS

         The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for I3 to avail itself of the "safe harbor" provisions of that Act. The discussions and information in the Company's public reports with the Securities and Exchange Commission (collectively, the "Reports"), including the documents incorporated by reference may contain both historical and forward-looking statements. To the extent that the Reports contain forward-looking statements regarding the financial condition, operating results, I3's business prospects or any other aspect of I3's business, please be advised that I3's actual financial condition, operating results and business performance may differ materially from that projected or estimated by management in forward-looking statements. I3 has attempted to identify, in context, certain of the factors that management currently believes may cause actual future experience and results to differ from I3's current expectations. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, decrease in demand for medical imaging and other equipment, intense competition, including entry of new competitors, increased or adverse federal, state and local government regulation, failure by I3 to obtain the approval of the Federal Food and Drug Administration for its proprietary 3D medical imaging device currently in the prototype phase and subject to patent applications filed and pending, inadequate capital, unexpected costs, lower revenues and net income than forecast, failure to complete the development of I3's proprietary products currently under development, technological obscelence of I3's products, failure to commercialize or sell any new or existing products developed by I3, price increases for supplies, inability to raise prices, failure to obtain customers, the risk of litigation and administrative proceedings involving I3 and its employees, higher than anticipated labor costs, the possible fluctuation and volatility of operating results and financial condition, failure to make planned business acquisitions, failure of new businesses, if acquired, to be economically successful, decline in I3's stock price, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in Reports filed by I3.

NEED FOR ADDITIONAL CAPITAL - OPERATING LOSSES

         I3 has incurred substantial operating deficits since inception and may continue to incur losses in the future. To date, its revenue from component and equipment sales has not been adequate to cover research and development costs for proprietary products under development, marketing costs, operating and overhead costs, and substantial costs incurred in ongoing litigation. Revenue from its old business model of selling nonproprietary medical equipment and components has declined in recent fiscal quarters, and no sales of I3's proprietary 3D medical imaging product currently under development have yet been made, since it is still in the prototype phase. I3 does not have sufficient cash flow from its current operations to enable it to maintain or grow its business. I3 must raise additional capital in the future to continue to operate its businesses. Failure to secure adequate capital will hinder I3's growth and may jeopardize it as a going concern.

GOING CONCERN QUALIFICATION IN AUDIT REPORT

         The financial statements of I3 have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might result if I3 is unable to continue as a going concern. I3 does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the I3's ability to continue as a going concern. The ability of I3 to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. I3 is actively seeking new investors.

FAILURE TO COMPLETE DEVELOPMENT OF PROPRIETARY TECHNOLOGY

         Research and development projects are inherently speculative and subject to cost overruns. There is no assurance that I3 will be able to complete the development of it real time 3D diagnostic medical imaging technology, or that, once developed, diagnostic medical imaging devices can be sold profitably. I3 may not develop any new products or services for sale from its research and development efforts.

COMPETITION

         The diagnostic medical imaging industry is characterized by intense competition. I3 is subject to competition from other firms, many of which have greater financial resources, more recognition, more management experience, and longer operating histories than I3. There is no assurance that I3 will be able to compete successfully or profitably in the diagnostic medical imaging business.

COMPANY BUSINESS MODEL

         I3 plans to implement a business model that calls for I3 to sell medical diagnostic imaging devices, based on its proprietary technology. I3 will incur substantial operating losses until such time as it is able to generate revenues from the sale of these products. There can be no assurance that businesses and customers will adopt I3's products and technology in the volume that I3 projects, or that businesses and prospective customers will agree to pay the prices that I3 proposes to charge. In the event I3's customers resist paying prices at the rate I3 proposes, I3's financial conditions and results of operations will be materially and adversely affected.

SAFETY OF MEDICAL DIAGNOSTIC IMAGING DEVICES

         As medical diagnostic imaging has become an ever-more important and prominent part of everyday life, dramatic growth in the use of medical diagnostic imaging devices has given rise to occasional questions about safety. In the event that I3's products are deemed unsafe, I3 could face substantial liability and I3's financial conditions and results of operations will be materially and adversely affected.

INDEBTEDNESS OF I3

         I3 has substantial indebtedness to related parties and to unaffiliated third parties, as disclosed in more detail in its reports, financial statements and notes to financial statements filed with the Securities and Exchange Commission. The indebtedness includes outstanding indebtedness owed by the Company to its Chief Executive Officer, payable on demand. There is no assurance that the Company will be able to repay all or any of its indebtedness, or that the indebtedness does not and will not continue to have a material adverse impact on the financial condition, operating results and business performance of the Company, including but not limited to its ability to continue as a going concern.

NO ASSURANCE OF PROFITABILITY

         There is no assurance that I3 will be able operate profitability in the future. Profitability, if any, will depend in part upon I3's ability to successfully develop and market I3's products and services. I3 may not be able to successfully transition from its current stage of business to a stabilized operation having sufficient revenues to cover expenses. While attempting to make this transition, I3 will be subject to all the risks inherent in a growing business, including the needs to adequately service and expand I3's customer base and to maintain and enhance I3's current services. I3's future profitability will be affected by all the risk factors described herein.

UNINSURED LOSSES

         There is no assurance that I3 will not incur uninsured liabilities and losses as a result of the conduct of its business. I3 generally does not maintain theft or casualty insurance and has modest liability and property insurance coverage, along with workmen's compensation and related insurance. However, should uninsured losses occur, I3's shareholders could lose their invested capital.

RELIANCE ON MANAGEMENT AND KEY EXECUTIVES

         I3's success is substantially dependent on the performance of its executive officers and key employees. The loss of an officer or director of I3 would have a material adverse impact on I3. I3 will generally be dependent upon its executive officers, Dean Janes, Christopher Sohn and Xavier Aguilera, for the direction, management and daily supervision of I3's operations.

LITIGATION

         I3 has had a substantial amount of litigation. The adverse resolution of such litigation to I3 could impair its ability to continue in business if judgment holders were to seek to liquidate its business through levy and execution. I3 has incurred and may continue to incur substantial legal fees and costs in connection with past and possibly future litigation. If I3 fails in its payment schedule, or fails in its defense to future pending actions, or becomes subject to a levy and execution on its assets and business, I3 could be forced to liquidate or to file for bankruptcy and be unable to continue in its business. Investors who purchase shares of I3 common stock will be subject to the risk of total loss if the risks described herein are realized, because there may be insufficient assets with which to pay the debts of I3, which would leave shareholders with no recovery.

CONFLICTS OF INTEREST

         The relationship of management to I3 creates conflicts of interest. I3 leases its executive offices from its Chief Executive Officer pursuant to a lease that was not determined at arms length. Management's compensation from I3 has not been determined pursuant to arm's-length negotiation. Management believes that it will have the resources necessary to fulfill its management obligations to all entities for which it is responsible.

COMPANY TRADEMARK

         I3 has applied to the U.S. Patent and Trademark Office to register "Imaging3" as a service mark and as a trademark. There are no assurances that these applications will be approved and the registrations granted or that any other person will not challenge the registration or attempt to infringe upon I3's marks. If I3 is unable to protect its rights to its trademarks or if such marks infringe on the rights of others, I3's business would be materially adversely affected.

FAILURE TO ACHIEVE BRAND RECOGNITION

         I3 believes that establishing and maintaining brand recognition for its medical diagnostic imaging technology is a critical aspect of its efforts to attract and expand its customer base. Promotion and enhancement of the Imaging3 brand will depend largely on I3's success in providing high quality products and services. In order to attract and retain customers and to promote the Imaging3 brand in response to competitive pressures, I3 may find it necessary to increase substantially its financial commitment to creating and maintaining the Imaging3 brand. There can be no assurance that I3 will obtain brand recognition for Imaging3. The failure of I3 to provide high quality products and services or to obtain and maintain brand recognition could have a material adverse effect on I3's business, results of operations, and financial condition.

RAPID CHANGES IN TECHNOLOGY

         Medical diagnostic imaging is a rapidly evolving technology. I3 must keep abreast of this technological evolution. To do so, I3 must continually improve the performance, features and reliability of its medical imaging equipment and related products. If I3 fails to maintain a competitive level of technological expertise, then I3 will not be able to compete in I3's market.

TIMELY RESPONSE

         I3 must be able to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. I3 can offer no assurance that it will be able to successfully use new technologies effectively or adapt I3's products in a timely manner to a competitive standard. If I3 is unable to adapt in a timely manner to changing technology, market conditions or customer requirements, then I3 may not be able to successfully compete in its market.

GOVERNMENTAL REGULATION OF MEDICAL DIAGNOSTIC IMAGING DEVICES

         Under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, all medical devices are classified by the Food and Drug Administration ("FDA") into one of three classes. A Class I device is subject only to certain controls, such as labeling requirements and manufacturing practices; a Class II device must comply with certain performance standards established by the FDA; and a Class III device must obtain pre-market approval from the FDA prior to commercial marketing. I3 must receive Class II approval to market its real time 3D medical diagnostic imaging devices. I3 cannot be certain when, if ever, it will receive this approval. In the absence of FDA approval, the Company will not be able to market or sell its proprietary diagnostic medical imaging device, resulting in a material adverse impact to the Company's potential operating results and financial condition. Other laws and regulations may be adopted in the future that address the manufacture, sale and use of medical diagnostic imaging devices that could adversely affect I3's business.

LACK OF DIVERSIFICATION

         Because of the limited financial resources that I3 has, it is unlikely that I3 will be able to diversify its operations. I3's probable inability to diversify its activities into more than one area will subject I3 to economic fluctuations within a particular business or industry and therefore increase the risks associated with its operations.

GENERAL GOVERNMENT REGULATION

         I3 is subject to regulations applicable to businesses generally. The adoption of any additional laws or regulations may decrease the growth of I3's business, decrease the demand for services and increase I3's cost of doing business. Changes in tax laws also could have a significant adverse effect on I3's operating results and its financial condition.

SEASONALITY

         Management does not expect any seasonality. Accordingly, I3's revenues and income are generally expected to be stable from month to month and throughout the entire year.

RISKS OF DECLINE IN STOCK PRICE

         I3's stock price has been volatile. The stock market in general has been extremely vulnerable and management cannot promise that the price of I3's common stock on the OTC Bulletin Board will not decline. I3 may register more shares of its stock in the future, potentially increasing the supply of free trading shares and possibly exerting downward pressure on I3's stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

         During the six month period ended June 30, 2010, the Company had not issued common stock for either cash or consulting services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

         None.

ITEM 4. REMOVED AND RESERVED
----------------------------

ITEM 5. OTHER INFORMATION
-------------------------

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)      Exhibits

EXHIBIT NO.             DESCRIPTION
------------            ---------------------------------------------------------------------------------------------
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

Dated: August 6, 2010          IMAGING3, INC.

                               By:  /s/ Dean Janes
                                     -------------------------------------------
                                      Dean Janes, Chief Executive Officer
                                      and Chairman (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/Dean Janes                                        Dated: August 6, 2010
    ----------------------------------------------
    Dean Janes, Chief Executive Officer
    and Chairman (Principal Executive Officer)

By: /s/Christopher Sohn                                  Dated: August 6, 2010
    ----------------------------------------------
    Christopher Sohn, Director, President
    and Chief Operating Officer

By: /s/Xavier Aguilera                                   Dated: August 6, 2010
    ----------------------------------------------
    Xavier Aguilera, Chief Financial Officer,
    Secretary, and Executive Vice President
    (Principal Financial/Accounting Officer)