Form 10-K/A
period 2009-12-31
IMAGING3 INC
filed 2010-08-30
CIK 1205181

FORM 10-K/A

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2009

                         COMMISSION FILE NUMBER 0-13215

                                 IMAGING3, INC.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                  95-4451059
   ----------------------                  ----------------------------------
  (State of Incorporation)                (I.R.S. Employer Identification No.)


                3200 W. VALHALLA DRIVE, BURBANK, CALIFORNIA 91505
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
                -------------------------------------------------
               Registrant's telephone number, including area code


       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OR 12(G) OF THE ACT
       -------------------------------------------------------------------

                                      NONE

                       Securities covered by this report:

                                                   NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                            WHICH REGISTERED
        -------------------                        ------------------------
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

         There were 375,709,898 shares outstanding of the registrant's Common Stock as of March 29, 2010.

                                TABLE OF CONTENTS



PART 1
ITEM 1     Business                                                            1

PART II
ITEM 5     Market for Registrant's Common Stock and
            Related Stockholder Matters                                        1

PART III
ITEM 10    Directors, Executive Officers, and Corporate Governance             2
ITEM 15    Exhibits, Financial Statement Schedules                             3

SIGNATURES                                                                     4

                                     PART I

ITEM 1. BUSINESS
----------------

PRODUCT AND SERVICE DIFFERENTIATION

         The differentiating attributes of Imaging3 technology include:

         o The only 3D, real-time medical diagnostic imaging device in the market that will produce high resolution images;
         o        Reasonably priced;
         o        Easy-to-install;
         o        Vast array of features; and
         o        Highly reliable.

         The Imaging3 medical device will be reasonably priced because it will cost considerably less than comparable MRI and CT Scan machines. It will be easy to install because it is lighter and will be more mobile than the MRI and CT Scan machines. It will have more features than MRI and CT Scan machines because it will provide 3D instant real time images and real time CT emulation, which the other machines do not provide. Management believes that the Imaging3 medical device will be more reliable than competing MRI and CT Scan machines because it needs less radiation to provide its 3D images, and its assembled components are simpler, standard (i.e. "off-the-shelf") rather than customized, and more efficient.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

UNREGISTERED ISSUANCE OF EQUITY SECURITIES

         The following is a list of the issuance of securities by the Company during the fiscal year ending December 31, 2009 in transactions exempt from registration, the proceeds of which were generally used for working capital or services:

                        DOLLAR AMOUNT         SERVICES OR OTHER                         EXEMPTION FROM
 NUMBER OF SHARES     OF CONSIDERATION          CONSIDERATION       DATE OF SALE        REGISTRATION
 ----------------     -----------------       -----------------     ------------        ---------------
          687,500            N/A                  Consulting          3/12/2009         Section 4(2) of
                                                                                            the Act

        2,134,016          $50,000                Conversion          8/31/2009         Section 4(2) of
                                                   of Loan                                  the Act

        3,030,303          $50,000                Conversion          8/17/2009         Section 4(2) of
                                                   of Loan                                  the Act

        9,325,000         $373,000                   N/A              1/27/2009           Rule 506 of
                                                                       through            Regulation D
                                                                      4/10/2009

       15,162,200         $379,055                   N/A              4/11/2009           Rule 506 of
                                                                       through            Regulation D
                                                                      8/31/2009


                        DOLLAR AMOUNT         SERVICES OR OTHER                         EXEMPTION FROM
 NUMBER OF SHARES     OF CONSIDERATION*         CONSIDERATION       DATE OF SALE        REGISTRATION
 ----------------     -----------------       -----------------     ------------        ---------------
       20,000,000         $500,000                   N/A              9/8/2009            Rule 506 of
                                                                                          Regulation D

       20,000,000         $500,000                   N/A              9/9/2009            Rule 506 of
                                                                                          Regulation D

       20,000,000         $500,000                   N/A              9/20/2009           Rule 506 of
                                                                                          Regulation D

       20,000,000         $500,000                   N/A              9/21/2009           Rule 506 of
                                                                                          Regulation D




                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
----------------------------------------------------------------

AGREEMENT WITH LEGAL COUNSEL

         The Company has an engagement agreement with Richard Farkas, Esq. for the provision of legal services in consideration for compensation to be paid by the Company. As partial payment under that compensation contract, the Company has issued free trading shares of its common stock to Mr. Farkas under a Form S-8 Registration Statement filed by the Company with the Securities and Exchange Commission, and may do so again in the future.

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

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended December 31, 2009 have been complied with on a timely basis, except that Dean Janes, the Company's Chief Executive Officer, filed three Forms 4 late covering a total of eleven transactions.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

(a)      Exhibits

         EXHIBIT        DESCRIPTION
         -------        -----------
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

Dated: August 30, 2010           IMAGING3, INC.


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


By:  /s/ Dean Janes                                       Dated: August 30, 2010
    ------------------------------------------------------
    Dean Janes, Chairman of the Board and Chief
    Executive Officer (Principal Executive Officer)


By:  /s/ Xavier Aguilera                                  Dated: August 30, 2010
    ------------------------------------------------------
    Xavier Aguilera, Chief Financial Officer/Treasurer,
    Executive Vice President, Corporate Secretary and
    Director (Principal Financial/Accounting Officer)


By:  /s/ Christopher Sohn                                 Dated: August 30, 2010
    ------------------------------------------------------
    Christopher Sohn, President and Chief Operating Officer