Form 10-K/A
period 2009-12-31
IMAGING3 INC
filed 2010-09-30
CIK 1205181

FORM 10-K/A

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2009

                        COMMISSION FILE NUMBER 000-50099

                                 IMAGING3, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                                 95-4451059
----------------------------------          ------------------------------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)


                3200 W. VALHALLA DRIVE, BURBANK, CALIFORNIA 91505
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
             ------------------------------------------------------
               Registrant's telephone number, including area code

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

Large accelerated filer      [___]          Accelerated filer             [_X_]
Non-accelerated filer        [___]          Smaller reporting company     [_ _]
(Do not check if a smaller
 reporting company)

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

         There were 375,709,898 shares outstanding of the registrant's Common Stock as of March 29, 2010.

                                TABLE OF CONTENTS



PART 1

ITEM 1     Business                                                           1

PART II

ITEM 5     Market for Registrant's Common Stock and Related
           Stockholder Matters                                                15
ITEM 9     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                               16
ITEM 9A    Controls and Procedures                                            17
ITEM 9B    Other Information                                                  18

PART III

ITEM 10    Directors, Executive Officers, and Corporate Governance            18
ITEM 12    Security Ownership of Certain Beneficial Owners and Management     22
ITEM 15    Exhibits, Financial Statement Schedules                            23

SIGNATURES                                                                    24

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------

COMMON STOCK

         The Company's Common Stock trades on the OTC Bulletin Board Market under the symbol "IMGG." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

           YEAR ENDED DECEMBER 31, 2008            HIGH               LOW
 ----------------------------------------          ----------         ----------
 First Quarter ended March 31, 2008                $0.12              $0.12
 Second Quarter ended June 30, 2008                $0.12              $0.10
 Third Quarter ended September 30, 2008            $0.078             $0.078
 Fourth Quarter ended December 31, 2008            $0.069             $0.055

           YEAR ENDED DECEMBER 31, 2009            HIGH               LOW
 ----------------------------------------          ----------         ----------
 First Quarter ended March 31, 2009                $0.065             $0.055
 Second Quarter ended June 30, 2009                $0.045             $0.04
 Third Quarter ended September 30, 2009            $0.05799           $0.048
 Fourth Quarter ended December 31, 2009            $0.76              $0.715

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

UNREGISTERED ISSUANCE OF EQUITY SECURITIES

         The following is a list of the issuance of securities by the Company during the fiscal year ending December 31, 2009 in transactions exempt from registration, the proceeds of which were generally used for working capital or services:



                         DOLLAR AMOUNT       SERVICES OR OTHER                     EXEMPTION FROM
  NUMBER OF SHARES    OF CONSIDERATION(1)      CONSIDERATION      DATE OF SALE    REGISTRATION(2)
  ----------------    -------------------    -----------------    ------------    ---------------
        687,500            N/A                Consulting(3)       3/12/2009       Section 4(2) of
                                                                                  the Act

      2,134,016          $50,000                Conversion        8/31/2009       Section 4(2) of
                                                 of Loan                          the Act

      3,030,303          $50,000                Conversion        8/17/2009       Section 4(2) of
                                                 of Loan                          the Act

      9,325,000         $373,000                   N/A            1/27/2009       Rule 506 of
                                                                  through         Regulation D
                                                                  4/10/2009

     15,425,841         $385,646                   N/A            4/11/2009       Rule 506 of
                                                                  through         Regulation D
                                                                  7/21/2009

     15,183,186         $379,580                   N/A            7/24/2009       Rule 506 of
                                                                  through         Regulation D
                                                                  9/7/2009

     20,000,000         $500,000                   N/A            9/9/2009        Rule 506 of
                                                                                  Regulation D

     20,000,000         $500,000                   N/A            9/11/2009       Rule 506 of
                                                                                  Regulation D

     20,000,000         $500,000                   N/A            9/21/2009       Rule 506 of
                                                                                  Regulation D

     20,000,000         $500,000                   N/A            9/22/2009       Rule 506 of
                                                                                  Regulation D

-------------
(1) During the fiscal year ending December 31, 2009, the Company issued a total of 119,934,027 shares of its common stock for cash consideration.

(2) Each placement of securities was done as a private placement not involving any public offering or general solicitation, to investors who met the suitability standards for "accredited investors" as defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended.

(3) The nature of the consulting services was rendering financial advisory services for the Company with respect to its capitalization plans and the estimated value of the services was approximately $34,375 based on the prevailing market price of the Company's at the time of issuance of the stock.

                                    PART III


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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

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

CORRECTIVE ACTION

         Management plans to make future investments in the continuing education of our accounting and financial staff. Specifically, we plan to seek specific public company accounting training during 2010. Improvements in our disclosure controls and procedures and in our internal control over financial reporting will, however, depend on our ability to add additional financial personnel and independent directors to provide more internal checks and balances, and to provide qualified independence for our Audit Committee. We believe we will be able to commence achieving these goals once our sales and cash flow grow and our financial condition improves.


ITEM 9B. OTHER INFORMATION
--------------------------

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
----------------------------------------------------------------

         The following table lists the executive officers and directors of the Company as of March 31, 2010:

  NAME                 AGE    POSITION
---------------------  ---    --------------------------------------------------
  Dean Janes           44     Chairman of the Board of Directors and
                              Chief Executive Officer

  Xavier Aguilera (1)  61     Executive Vice President, Chief Financial Officer,
                              Corporate Secretary and Director

  Christopher Sohn     49     President and Chief Operating Officer
---------------------
(1)      Member of Audit Committee.

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

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         Our affiliates who are members of our management voluntarily comply with Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), even though we do not have securities registered under Section 12 of Exchange Act. Section 16(a) of the Exchange Act requires a registrant's officers and directors, and certain persons who own more than 10% of a registered class of a registrant's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC"). Reporting Persons are required by the SEC to furnish the registrant with copies of all
Section 16 Reports they file.

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements that would be applicable to the Company's Reporting Persons (i.e. if the Company's securities were registered under Section 12 of the Exchange Act) during and with respect to the fiscal year ended December 31, 2009 have been complied with on a timely basis, except that Dean Janes, the Company's Chief Executive Officer, filed one Form 4 late covering a total of one transaction. For transactions occurring during the fiscal year ending December 31, 2008, Mr. Janes filed four Forms 4 late covering a total of ten transactions.

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

                                                 NUMBER OF
                                              SHARES BENEFICIALLY     PERCENTAGE
 NAME, TITLE AND ADDRESS                          OWNED (1)            OWNERSHIP
 -----------------------                      -------------------     ----------

Dean Janes
(includes shares owned by wife, Michele Janes)
Chairman and Chief Executive Officer                59,561,328           15.9%

Christopher Sohn
President and Chief Operating Officer               23,000,000            6.1%

Xavier Aguilera
Director, Chief Financial Officer/Treasurer,
Executive Vice President, and Secretary                200,000               *%

All current Executive Officers as a Group           83,116,328           22.0%
-----------------------
(*)  Less than 1%.
(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of March 29, 2010.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

(a)      Exhibits

         EXHIBIT         DESCRIPTION
         -------         ----------------------------------------------------------------------------------------------
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


Dated: September 30, 2010         IMAGING3, INC.



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



By: /s/ Dean Janes                                     Dated: September 30, 2010
    ---------------------------------------------------
    Dean Janes, Chairman of the Board and Chief
    Executive Officer (Principal Executive Officer)


By: /s/ Xavier Aguilera                                Dated: September 30, 2010
    --------------------------------------------------
    Xavier Aguilera, Chief Financial Officer/Treasurer,
    Executive Vice President, Corporate Secretary and
    Director (Principal Financial/Accounting Officer)


By: /s/ Christopher Sohn                               Dated: September 30, 2010
    --------------------------------------------------
    Christopher Sohn, President and
    Chief Operating Officer