Form 10-K/A
period 2009-12-31
IMAGING3 INC
filed 2010-10-28
CIK 1205181

FORM 10-K/A

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2009

                        COMMISSION FILE NUMBER 000-50099

                                 IMAGING3, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


      CALIFORNIA                                         95-4451059
 -----------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                3200 W. Valhalla Drive, Burbank, California 91505
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
         --------------------------------------------------------------
               Registrant's telephone number, including area code

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OR 12(G) OF THE ACT

                                      NONE

                       Securities covered by this report:

                                                 NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                              WHICH REGISTERED
-------------------------                    -------------------------------
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

         There were 375,709,898 shares outstanding of the registrant's Common Stock as of March 29, 2010.

                                TABLE OF CONTENTS




PART III

ITEM 12      Security Ownership of Certain Beneficial Owners and Management    1
ITEM 15      Exhibits, Financial Statement Schedules                           2

SIGNATURES                                                                     3

                                    PART III

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

                                                 Number of Shares     Percentage
        Name, Title and Address                Beneficially Owned (1)  Ownership
---------------------------------------------- ---------------------- ----------
Dean Janes
(includes shares owned by wife, Michele Janes)
Chairman and Chief Executive Officer               59,576,328             15.9%

Christopher Sohn
President and Chief Operating Officer              23,000,000              6.1%

Xavier Aguilera
Director, Chief Financial Officer/Treasurer,
Executive Vice President, and Secretary               200,000               *

All current Executive Officers as a Group          82,776,328             22.0%
----------------------------------------------
*    Less than 1%.
(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of March 29, 2010.

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


Dated: October 28, 2010             IMAGING3, INC.



                                    By:  /s/ Dean Janes
                                    --------------------------------------------
                                    Dean Janes,  Chairman of the Board and Chief
                                    Executive   Officer   (Principal   Executive
                                    Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Dean Janes                                       Dated: October 28, 2010
    ----------------------------------------------------
    Dean Janes, Chairman of the Board and Chief
    Executive Officer (Principal Executive Officer)


By: /s/ Xavier Aguilera                                  Dated: October 28, 2010
    ----------------------------------------------------
    Xavier Aguilera, Chief Financial Officer/Treasurer,
    Executive Vice President, Corporate Secretary and
    Director (Principal Financial/Accounting Officer)


By: /s/ Christopher Sohn                                 Dated: October 28, 2010
    ----------------------------------------------------
    Christopher Sohn, President and
    Chief Operating Officer