Form 10-Q
period 2010-09-30
IMAGING3 INC
filed 2010-11-05
CIK 1205181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2010

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________


                        Commission File Number: 000-50099
        ----------------------------------------------------------------

                                 IMAGING3, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                   95-4451059
---------------------------------         ------------------------------------
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

As of October 25, 2010, the number of shares outstanding of the registrant's class of common stock was 380,520,723.



                                              TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----

PART I.           FINANCIAL INFORMATION...................................................................1

   ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)........................................................1

                  BALANCE SHEETS AT SEPTEMBER 30, 2010  (UNAUDITED) AND DECEMBER 31, 2009.................2

                  STATEMENTS OF  OPERATIONS  FOR THE THREE AND NINE MONTHS ENDED
                  SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009 (UNAUDITED)...................................3

                  STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND
                  SEPTEMBER 30, 2009 (UNAUDITED)..........................................................4

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)...............................................5

   ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..12

   ITEM 4.        CONTROLS AND PROCEDURES................................................................17


PART II.          OTHER INFORMATION......................................................................18

   ITEM 1.        LEGAL PROCEEDINGS......................................................................18

   ITEM 1A.       RISK FACTORS...........................................................................22

   ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS............................22

   ITEM 3.        DEFAULTS UPON SENIOR SECURITIES........................................................22

   ITEM 4.        REMOVED AND RESERVED...................................................................22

   ITEM 5.        OTHER INFORMATION......................................................................22

   ITEM 6.        EXHIBITS...............................................................................22



SIGNATURES        .......................................................................................24


PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------




                                                  IMAGING3, INC.
                                                  BALANCE SHEETS
                              AT SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

                                                      ASSETS

                                                                               9/30/2010           12/31/2009
                                                                         -------------------    -----------------
CURRENT ASSETS:
Cash and cash equivalents                                                $             7,993    $        633,443
Accounts receivable, net                                                              78,419             220,938
Inventory, net                                                                       234,709             249,996
Prepaid expenses                                                                      29,122              30,277
                                                                         -------------------    -----------------
   Total current assets                                                              350,244           1,134,654

PROPERTY AND EQUIPMENT, NET                                                           23,404              26,852
OTHER ASSETS                                                                          31,024              31,024
                                                                         -------------------    -----------------
   Total assets                                                          $           404,671    $      1,192,530
                                                                         ===================    =================

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                         $           223,365    $        137,145

Accounts payable-related party                                                             -              16,092
Accrued expenses                                                                   2,217,011           2,253,079
Deferred revenue                                                                     232,234             144,408
Equipment deposits                                                                    64,720             201,637
Due to an officer                                                                    431,443              50,766
                                                                         -------------------    -----------------
   Total current liabilities                                                       3,168,773           2,803,127

STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized shares 500,000,000;
   375,833,566 and 375,709,898 issued and outstanding
   at September 30, 2010 and December 31, 2009, respectively                      11,025,072          10,988,573
Accumulated deficit                                                              (13,789,174)        (12,599,170)
                                                                         -------------------    -----------------
   Total stockholders' deficit                                                    (2,764,102)         (1,610,597)
                                                                         -------------------    -----------------
   Total liabilities and stockholders' deficit                           $           404,671    $      1,192,530
                                                                         ===================    =================





                 The accompanying notes form an integral part of
                      these unaudited financial statements

                                                       IMAGING3, INC.
                                                  STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)



                                                 FOR THE THREE MONTH PERIOD ENDED        FOR THE NINE MONTH PERIOD ENDED
                                                           SEPTEMBER 30,                          SEPTEMBER 30,
                                                ------------------------------------    -----------------------------------
                                                      2010                2009                2010               2009
                                                ---------------    -----------------    ---------------    ----------------

NET REVENUES                                    $      366,661     $        224,747     $      973,945     $       799,243


COST OF GOODS SOLD                                     196,380               80,115            489,178             337,483
                                                ---------------    -----------------    ---------------    ----------------
GROSS PROFIT                                           170,281              144,632                                461,760
                                                                                               484,767

OPERATING EXPENSES:
General and administrative expenses                    532,180              509,226          1,641,040           1,629,546
                                                ---------------    -----------------    ---------------    ----------------
   Total operating expenses                            532,180              509,226          1,641,040           1,629,546

                                                ---------------    -----------------    ---------------    ----------------
LOSS FROM OPERATIONS                                  (361,899)            (364,594)        (1,156,273)         (1,167,786)

OTHER INCOME (EXPENSE):

Interest expense                                        (9,287)             (11,746)           (38,769)            (41,021)

Gain on litigation settlement                                -               39,000                  -              39,000

Other income                                                 -                4,682              5,837               4,710
                                                ---------------    -----------------    ---------------    ----------------

   Total other income (expense)                         (9,287)            (250,935)           (32,932)           (280,182)
                                                ---------------    -----------------    ---------------    ----------------

LOSS BEFORE INCOME TAX                                (371,186)            (615,529)        (1,189,205)         (1,447,968)


PROVISION FOR INCOME TAXES                                   -                    -                800                 800

                                                ---------------    -----------------    ---------------    ----------------
NET LOSS                                        $     (371,186)    $       (615,529)    $   (1,190,005)    $    (1,448,768)
                                                ===============    =================    ===============    ================

BASIC AND DILUTED NET LOSS PER SHARE                     (0.00)    $          (0.00)             (0.00)    $         (0.01)
                                                ===============    =================    ===============    ================

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING          375,765,976          285,397,317        375,728,796         267,148,101
                                                ===============    =================    ===============    ================











                 The accompanying notes form an integral part of
                      these unaudited financial statements

                                                   IMAGING3, INC.
                                 STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009 (UNAUDITED)


                                                                                     2010                2009
                                                                               ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
               Net loss                                                        $    (1,190,005)    $   (1,448,768)
               Adjustments to reconcile net loss to net cash used for
               operating activities:

                  Depreciation and amortization                                          3,448              6,511
                  Common stock issued for services and R&D                                   -             34,375
                  Gain on settlement of debt                                                 -            (39,000)
                  Loss on conversion of debt                                                 -              6,571

                 (Increase) / decrease in current assets:

                          Accounts receivable                                          142,519              8,882
                          Inventory                                                     15,287             (3,274)
                          Prepaid expenses and other assets                              1,155            (10,092)

                  Increase / (decrease) in current liabilities:

                         Accounts payable                                               70,129            (44,191)
                         Accrued expenses                                              (36,068)            75,455
                         Deferred revenue                                               87,826             76,794
                         Equipment deposits                                           (136,917)           106,992
                                                                               ----------------    ---------------
                 Net cash used for operating activities                             (1,042,626)        (1,229,745)
                                                                               ----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchase of property, plant, and equipment                                    -                  -
                                                                               ----------------    ---------------
                 Net cash used for investing activities                                      -                  -
                                                                               ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
               Receipts from / (payments to) officer, net                              380,677         (1,773,144)

               Proceeds from issuance of common stock, net                              36,499          3,083,854
                                                                               ----------------    ---------------
                  Net cash provided by financing activities                            417,176          1,310,710
                                                                               ----------------    ---------------


NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                    (625,450)            80,965


CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                             633,443             73,447
                                                                               ----------------    ---------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                        $         7,993     $      154,412
                                                                               ================    ===============




                 The accompanying notes form an integral part of
                      these unaudited financial statements

                                 Imaging3, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.       ORGANIZATION AND DESCRIPTION OF BUSINESS
         ----------------------------------------

         Imaging3, Inc. (the "Company") is a California corporation incorporated on October 29, 1993, as Imaging Services, Inc. The Company filed a certificate of amendment of articles of incorporation to change its name to Imaging3, Inc. on August 20, 2002.

         The Company's primary business is production and sale of medical equipment and parts, and services to hospitals, surgery centers, research labs, physician offices, and veterinarians. Equipment sales include new c-arms, c-arm tables, remanufactured c-arms, used c-arm, and surgical tables. Sales of parts consist of new or renewed replacement parts for c-arms.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

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

DUE TO OFFICER

         At September 30, 2010 and December 31, 2009, the Company had a balance due to the Chief Executive Officer of the Company amounting to $431,443 and $50,766, respectively, for accrued consulting fees and amounts borrowed. The amount is due on demand, is interest free and secured by the assets of the Company.

EQUIPMENT DEPOSITS

         Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balance at September 30, 2010 and December 31, 2009, was $64,720 and $201,637, respectively.

                                 Imaging3, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


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

BASIC AND DILUTED NET LOSS PER SHARE

         Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company had no common stock equivalents or other potentially dilutive securities at September 30, 2010 or December 31, 2009.

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

                                  Imaging3, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

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

                                 Imaging3, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

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

3.       ACCOUNTS RECEIVABLE
         -------------------

         All accounts receivable are trade related. These receivables are current and management believes are collectible except for those for which a reserve has been provided. The balance of accounts receivable as of September 30, 2010 was $78,419 as compared to $220,938 as of December 31, 2009. The reserve amount for uncollectible accounts was $1,375 as of September 30, 2010 and December 31, 2009, respectively.

                                 Imaging3, Inc.
                          Notes to Financial Statements
                                   (Unaudited)



4.       INVENTORIES
         -----------

         Inventory consisted of the following:

                                            09/30/10           12/31/09
                                          ------------       ------------
             Parts inventory              $   161,697        $    174,756
             Finished goods                   302,984             305,212
             Inventory reserve               (229,972)           (229,972)
                                          ------------       ------------
             Total, net                   $   234,709        $    249,996
                                          ============       ============

5.       PROPERTIES AND EQUIPMENT
         ------------------------

         Property and equipment consisted of the following:

                                                   09/30/10          12/31/09
                                               -------------      -------------
             Furniture and office equipment    $      78,695      $     78,695
             Tools and shop equipment                 54,183            54,183
             Vehicles                                105,871           105,871
                                               -------------      -------------
                                                     238,749           238,749
             Less Accumulated depreciation          (215,345)         (211,897)
                                               -------------      -------------
             Total, net                        $      23,404      $     26,852
                                               ==============     =============

         Depreciation expenses were $1,150 and $3,402 for the three months ended September 30, 2010 and 2009 and $3,448 and $6,511 for the nine months ended September 30, 2010 and 2009, respectively.

6.       ACCRUED EXPENSES
         ----------------

         Accrued expenses consisted of the following:

                                                   09/30/10         12/31/09
                                               --------------    --------------
             Accrued payroll taxes             $     145,000     $      14,557
             Other accrued expenses                   39,851           174,442
             Accrued legal fees                      401,109           401,109
             Accrued ongoing litigation            1,631,051         1,662,971
                                               --------------    --------------
                  Total                        $   2,217,011     $   2,253,079
                                               ==============    ==============

7.       STOCKHOLDERS' EQUITY
         --------------------

COMMON STOCK

         During the nine month period ended September 30, 2010, the Company issued 123,668 shares of common stock for services rendered for a total of $36,500. These shares were issued at the fair market value on the day the transaction occurred.

         During the nine month period ended September 30, 2009, the Company issued 119,934,027 shares of common stock for cash proceeds of $3,083,854 net of offering costs of $113,622 as part of its private placement.

                                 Imaging3, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

         During the nine month period ended September 30, 2009, the Company issued 5,164,319 shares of common stock for the conversation of $100,000 in debt owed. Per the terms of the conversion feature of the note, the principal balance was convertible into 5,000,000 shares. The excess of the shares issued was recorded as a loss on conversion of debt of $6,571.

         During the nine month period ended September 30, 2009, the Company issued 687,500 shares of common stock for services rendered for a total of $34,375. These shares were issued at the fair market value of the day the transaction occurred.

8.       SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
         -------------------------------------

         The Company paid income taxes of $800 and interest of $38,769 during the period ended September 30, 2010. The Company paid income taxes of $800 and interest of $41,021 during the period ended September 30, 2009.

9.       GOING CONCERN
         -------------

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the nine month periods ended September 30, 2010 and 2009, the Company incurred losses of $1,190,005 and $1,448,768, respectively. The Company has an accumulated deficit of $13,789,174 and $12,599,170 as of September 30, 2010 and December 31, 2009, respectively. The continuing losses have adversely affected the liquidity of the Company.

         In  view  of  the  matters   described  in  the  preceding   paragraph,
recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the start of the fourth quarter, the Company closed a transaction with two institutional investors for a total of $1,000,000 of invested capital which is not reflected on the Company's third quarter financial statements.

         Management has taken the following steps to meet its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern: Management devoted considerable effort during the three month period ended September 30, 2010, towards (i) obtaining approval from the Food and Drug Administration for its proprietary medical imaging device so that the Company can commence marketing and selling it, (ii) controlling salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods in order to increase sales of existing products and services, and (v) increasing marketing and sales of its products and services. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost. The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the Chief Executive Officer and Chief Financial Officer. Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense on a monthly basis. Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

                                 Imaging3, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

10.      RELATED PARTY TRANSACTION
         -------------------------

         The Company has a consulting agreement with the Chief Executive Officer of the Company for compensation of $12,000 per month. The Chief Executive Officer provides services to the Company for management, administrative, marketing, and financial matters pursuant to the consulting agreement terminable on 30 days notice by either party. The consulting agreement commenced on January 1, 2002, and will continue until such time as the Company withdraws the agreement or the Chief Executive Officer resigns. The accrued compensation has been included in amounts due to officer and is payable by the Company on demand.

         During the normal course of business from time to time, the Chief Executive Officer advances funds to the Company or defers the payment of his consulting fees from the Company. These transactions are recorded as due to officer.

         The balance of due to officer amounts to $431,443 as of September 30, 2010 and $50,766 as of December 31, 2009, payable on demand. The outstanding balance does not bear interest.


11.      CONCENTRATIONS
         --------------

         One customer represents 12.5% of the Company's accounts receivable, as of September 30, 2010.

         Three customers represented 27%, 25%, and 11% of the Company's accounts receivable, respectively, as of December 31, 2009.


12.      SUBSEQUENT EVENTS
         -----------------

         On October 15, 2010, the Company issued to two investors pursuant to a private placement (the "Private Placement") a total of (i) 4,587,157 shares of common stock at a purchase price of $0.218 per share, (ii) 4,587,157 Series A Warrants to purchase up to 4,587,157 shares of common stock at an exercise price of $0.2725 per share exercisable for a period of five years from the date of issuance, (iii) 4,587,157 Series B Warrants to purchase up to 4,587,157 shares of common stock at an exercise price of $0.218 per share exercisable for a period of 18 months from the date of issuance, and (iv) 4,587,157 Series C Warrants to purchase up to 4,587,157 shares of common stock at an exercise price of $0.2725 per share exercisable for a period of five years from the date of issuance only if the investors invest an additional $1,000,000.22 through the exercise of the Series B Warrants.

         In October 2010, in conjunction with the Private Placement, the Company issued to the investment banking firm which acted as the Company's placement agent 229,358 warrants to purchase up to 229,358 shares of common stock at an exercise price of $0.31 per share exercisable for a period of five years from the date of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CAUTIONARY STATEMENTS

         This Form 10-Q may contain "forward-looking statements," as that term is used in federal securities laws, about Imaging3, Inc.'s financial condition, results of operations and business. These statements include, among others:

         o statements concerning the potential benefits that Imaging3, Inc. ("I3," "Imaging3," "we," or the "Company") may experience from its business activities and certain transactions it contemplates or has completed; and

         o statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

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

                  (i)      insufficient   revenues  to  cover  operating  costs,
                           resulting in persistent losses; and

                  (j)      our  failure to obtain  approval  of our  proprietary
                           medical  imaging   technology  and  device  from  the
                           Federal Food and Drug Administration ("FDA").

         We cannot assure that Imaging3 will be profitable. Imaging3 may not be able to successfully develop, manage or market its products and services. We may not be able to attract or retain qualified executives and technology personnel. We may not be able to obtain customers for our products or services. 'Our products and services may become obsolete. Government regulation may hinder 'our business. We may not be able to obtain the required approvals from the FDA for our products and services. The FDA has not approved our proprietary 3D medical imaging device. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options. We are exposed to other risks inherent in our businesses.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Imaging3 or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

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

         PROVISION FOR SALES RETURNS, ALLOWANCES AND BAD DEBTS. We maintain a provision for sales allowances, returns and bad debts. Sales returns and allowances result from equipment damaged in delivery or customer dissatisfaction, as provided by agreement. The provision is provided for by reducing gross revenue by a portion of the amount invoiced during the relevant period. The amount of the reduction is estimated based on historical experience.

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

         Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer's needs ranging from five days to six months. An operating lease agreement is utilized. The rental revenues were insignificant in the nine month periods ended September 30, 2010 and 2009. Written rental agreements are used in all instances.

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

         The deposits that are shown in the financials are for pending sales of existing products and not any new patented product. These are deposits received from our customers for sales of equipment and services and are only removed as deposits upon completion of the sale. If for whatever reason a customer order is cancelled the deposit would be returned as stated in the terms of sale, minus a restocking fee. No depositor is a related party of any officer or employee of Imaging3. Our terms of deposit typically are 50% down with the balance of the sale price due upon delivery.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

         We had revenues in the third quarter of 2010 of $366,661, compared to $224,747 in the third quarter of 2009, which represents a 63% increase. The increase in revenue is due to increased sales. Historically, our equipment sales are cyclical in nature. The Company has been experiencing increases during the third quarter. The Company also intensified its focus on the marketing, sale, and provision of its historic products and services, as well as on obtaining FDA approval for its new proprietary medical device. Our equipment sales were $244,000 in the third quarter of 2010, compared to $85,283 for the same period in 2009, representing an increase in equipment sales of $158,717 for the same period in 2010 or 186%. Our service and parts sales for the third quarter of 2010 were $64,675, compared to $68,790 in the third quarter of 2009. The slight decrease was due to decreased direct parts sales. We will continue to focus on increasing our revenue in this area, as well.

         Our cost of revenue was $196,380 in the third quarter of 2010, compared to $80,115 for the same period of 2009, which represents an increase of $116,265 or 145%. This increase is due in large part to the fact that the cost for some of the equipment was higher in the third quarter of 2010 as a result of the sale of newer models, which cost more. We had an increase in gross profit margin in the third quarter of 2010 of $170,281, compared to $144,632 for the same period of 2009. Our operating expenses increased from $509,226 in the third quarter of 2009 to $532,180 for the same period in 2010, a 5% increase mostly due to a slight increase in expenses during the same period. Our loss on operations decreased slightly to $361,899 in the third quarter of 2010, compared to $364,594 for the same period in 2009, a 1% decrease. This decrease is attributed to the overall increase in revenue for this same period. Our net loss was $371,186 in the third quarter of 2010, compared to $615,529 for the same period in 2009, a 40% decrease, again as a result of an increased revenue stream and lower additional expenses as compared to 2009.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

         We had revenues for the nine months ended September 30, 2010 of $973,945, compared to $799,243 for the nine months ended September 30, 2009, representing a 22% increase. The increase in revenue is due to increased sales. Historically, our equipment sales are cyclical in nature. The Company continues to experience increases during the third quarter of each year. The Company also intensified its focus on the marketing, sale and provision of our historic products and services, as well as on obtaining FDA approval on its new proprietary medical device. Our equipment sales were $649,727 in the first nine months of 2010, compared to $375,264 for the same period in 2009, representing an increase in equipment sales of $274,463 for the same period in 2010 or a 73% increase. Our service and parts sales for the nine month period of 2010 were $181,287, compared to $250,751 for the same period of 2009. The decrease was due to decreased direct parts sales as well as direct service parts. We will continue to focus on increasing our revenue in this area, as well.

         Our cost of revenue was $489,178 in the first nine months of 2010, compared to $337,483 for the same period of 2009, which represents an increase of $151,695 or 44%. This is due in large part to the fact that the cost for some of the equipment was higher as a result of the sale of newer models, which cost more. We expect to see a pattern of added cost as older equipment costing less is less in demand. We experienced a gross profit margin in the first nine months of 2010 of $484,767, compared to $461,760 for the same period of 2009. Our operating expenses slightly increased from $1,629,546 in the first nine months of 2009, compared to $1,641,040 for the same period in 2010, a 1% increase mostly due to a slight increase in expenses during the period. Our loss on operations decreased to $(1,156,273) in the first nine months of 2010, compared to $(1,167,786) for the same period in 2009, a 1% decrease. This decrease is attributed to the overall increase in revenue for this same period. Our net loss was $(1,190,005) in the first nine months of 2010, compared to $(1,448,768) for the same period in 2009, an 18% decrease, again as a result of an increased revenue stream and decrease in other expensed for the same period.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash position was $7,993 at September 30, 2010, compared to $633,443 at December 31, 2009. The reason for the decrease in cash at the end of the third quarter of 2010 as compared to December 31, 2009 is primarily due to repayment of indebtedness and utilizing capital for normal operations. Gross sales on normal operations have not kept up to replace the capital realized from the sale of Company shares that were attributed to the large cash position on December 31, 2009.

         As of September 30, 2010, we had current assets of $350,244, non-current assets of $54,428, and current liabilities of $3,168,773, and as of December 31, 2009, current assets of $1,134,654, non-current assets of $57,876, and current liabilities of $2,803,127. The reason for the decrease in current assets at the end of the third quarter of 2010 as compared to December 31, 2009 is primarily due to repayment of indebtedness, decreased cash, and decreased account receivables.

         Net cash used in operating activities amounted to $(1,042,626) for the nine month period ended September 30, 2010, compared to net cash used by operating activities of $(1,229,745) for the same period in 2009. The decrease in 2010 as compared to 2009 resulted from a decreased net loss and increased deferred revenue for the period.

         Net cash provided by financing activities amounted to $417,176 and $1,310,710 for the nine month periods ended September 30, 2010 and 2009, respectively. The decrease in 2010, compared to the same period in 2009 resulted from the payment of money owed to the Chief Executive Officer of the Company made in 2009 as well as the proceeds from issuance of common stock during the same period in 2009.

         We do not have sufficient capital to meet our current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. We intend to seek additional capital and long term debt financing to attempt to overcome our working capital deficit and did close a $1,000,000 capital infusion during the first few weeks of October 2009 from institutional investors. We will need between $50,000 and $100,000 annually to maintain our reporting obligations. We may attempt to do more private placements of our stock in the future to raise capital, but we cannot assure that we can raise sufficient capital or obtain sufficient financing to enable us to obtain approval of our prototype from the FDA and to sustain monthly operations. In order to address our working capital deficit, we also intend to endeavor to (i) reduce operating costs, (ii) reduce general, administrative and selling costs, (iii) increase sales of our existing products and services, and (iv) obtain the approval of the FDA to 'our proprietary medical imaging device so that we can commence marketing, licensing and selling it. There may not be sufficient funds available to us to enable us to remain in business and our needs for additional financing are likely to persist.

GOING CONCERN QUALIFICATION

         We have incurred significant losses from operations, and such losses are expected to continue. Our auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2009. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing.
There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" might make it substantially more difficult to raise capital.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

         At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

         Imaging 3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31, 2009, we had identified the following material weaknesses which still exist as of September 30, 2010 and through the date of this report:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in internal controls over financial reporting that occurred during the period ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

         Imaging3, Inc. ("I3," "Imaging3," "we," or the "Company") may be involved in legal actions and claims arising in the ordinary course of business from time to time, none of which at this time is considered to be material to 'our business or financial condition.

ITEM 1A.  RISK FACTORS
----------------------

         Purchasing shares of common stock in Imaging3 entails substantial risk. You should be able to bear a complete loss of your investment. You should carefully consider the following factors, among others.

FORWARD-LOOKING STATEMENTS

         The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for I3 to avail itself of the "safe harbor" provisions of that Act. The discussions and information in the Company's public reports with the Securities and Exchange Commission (collectively, the "Reports"), including the documents incorporated by reference may contain both historical and forward-looking statements. To the extent that the Reports contain forward-looking statements regarding the financial condition, operating results, I3's business prospects or any other aspect of I3's business, please be advised that I3's actual financial condition, operating results and business performance may differ materially from that projected or estimated by management in forward-looking statements. I3 has attempted to identify, in context, certain of the factors that management currently believes may cause actual future experience and results to differ from I3's current expectations. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, decrease in demand for medical imaging and other equipment, intense competition, including entry of new competitors, increased or adverse federal, state and local government regulation, failure by I3 to obtain the approval of the Federal Food and Drug Administration ("FDA") for its proprietary 3D medical imaging device currently in the prototype phase and subject to patent applications filed and pending, inadequate capital, unexpected costs, lower revenues and net income than forecast, failure to complete the development of I3's proprietary products currently under development, technological obscelence of I3's products, failure to commercialize or sell any new or existing products developed by I3, price increases for supplies, inability to raise prices, failure to obtain customers, the risk of litigation and administrative proceedings involving I3 and its employees, higher than anticipated labor costs, the possible fluctuation and volatility of operating results and financial condition, failure to make planned business acquisitions, failure of new businesses, if acquired, to be economically successful, decline in I3's stock price, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in Reports filed by I3.

         WE HAVE INCURRED SUBSTANTIAL OPERATING DEFICITS SINCE INCEPTION AND MAY CONTINUE TO INCUR LOSSES IN THE FUTURE. To date, our revenue from component and equipment sales has not been adequate to cover research and development costs for proprietary products under development, marketing costs, operating and overhead costs, and substantial costs incurred in ongoing litigation. Revenue from our old business model of selling nonproprietary medical equipment and components has declined in recent fiscal quarters, and no sales of I3's proprietary 3D medical imaging product currently under development have yet been made, since it is still in the prototype phase. We do not have sufficient cash flow from our current operations to enable us to maintain or grow our business. We must raise additional capital in the future to continue to operate our businesses. Failure to secure adequate capital will hinder 'our growth and may jeopardize I3 as a going concern.

         IF WE DO NOT GENERATE SIGNIFICANT ADDITIONAL REVENUE WE WILL CONTINUE TO RECEIVE A GOING CONCERN QUALIFICATION IN OUR AUDIT. The financial statements of I3 have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. I3 does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the I3's ability to continue as a going concern. The ability of I3 to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. I3 is actively seeking new investors.

         WE HAVE NOT COMPLETED THE DEVELOPMENT OF OUR PROPRIETARY 3D MEDICAL IMAGING TECHNOLOGY. Research and development projects are inherently speculative and subject to cost overruns. We cannot assure that we will be able to complete the development of our real time 3D diagnostic medical imaging technology, that it will be approved by the FDA for sale and use, or that, once developed, our diagnostic medical imaging devices can be sold profitably. We may not develop any new products or services for sale from our research and development efforts.

         OUR BUSINESS MAY BE ADVERSELY AFFECTED BY COMPETITION. The diagnostic medical imaging industry is characterized by intense competition. I3 is subject to competition from other firms, many of which have greater financial resources, more recognition, more management experience, and longer operating histories than I3. We cannot assure that we will be able to compete successfully or profitably in the diagnostic medical imaging business.

          WE MAY NOT ACHIEVE THE REVENUE PREDICTED BY US IN OUR BUSINESS MODEL. We plan to implement a business model that calls for us to sell medical diagnostic imaging devices, based on our proprietary technology. I3 will incur substantial operating losses until such time as it is able to generate revenues from the sale of these products. We cannot assure that businesses and customers will adopt our products and technology in the volume that we project, or that businesses and prospective customers will agree to pay the prices that we proposes to charge. In the event I3's customers resist paying prices at the rate I3 proposes, I3's financial conditions and results of operations will be materially and adversely affected.

         IF PRODUCTS UTILIZING OUR MEDICAL DIAGNOSTIC IMAGING TECHNOLOGY ARE DETERMINED TO BE UNSAFE, OUR BUSINESS WILL BE ADVERSELY AFFECTED. As medical diagnostic imaging has become an ever-more important and prominent part of everyday life, dramatic growth in the use of medical diagnostic imaging devices has given rise to occasional questions about safety. In the event that our products are deemed unsafe, we could face substantial liability and our financial conditions and results of operations will be materially and adversely affected.

         OUR FAILURE TO ACHIEVE BRAND RECOGNITION COULD HAVE AN ADVERSE AFFECT ON OUR BUSINESS. We believe that establishing and maintaining brand recognition for our medical diagnostic imaging technology will be a critical aspect of our efforts to attract and expand our customer base. Promotion and enhancement of the Imaging3 brand will depend largely on our success in providing high quality products and services. In order to attract and retain customers and to promote the Imaging3 brand in response to competitive pressures, we may find it necessary to increase substantially our financial commitment to creating and maintaining the Imaging3 brand. We cannot assure that we will obtain brand recognition for Imaging3. Our failure to provide high quality products and services or to obtain and maintain brand recognition could have a material adverse effect on our business, results of operations, and financial condition.

         WE MUST ADAPT QUICKLY TO CHANGES IN TECHNOLOGY. Medical diagnostic imaging is a rapidly evolving technology. I3 must keep abreast of this technological evolution. To do so, we must continually improve the performance, features and reliability of our medical imaging equipment and related products. If we fail to maintain a competitive level of technological expertise, then we will not be able to compete in our market.

         OUR INABILITY TO RESPOND TIMELY TO TECHNOLOGICAL ADVANCES COULD HAVE AN ADVERSE AFFECT ON OUR BUSINESS. I3 must be able to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. I3 can offer no assurance that it will be able to successfully use new technologies effectively or adapt I3's products in a timely manner to a competitive standard. If I3 is unable to adapt in a timely manner to changing technology, market conditions or customer requirements, then I3 may not be able to successfully compete in its market.

         WE MAY NOT BE ABLE TO REPAY OUR INDEBTEDNESS. I3 has substantial indebtedness to related parties and to unaffiliated third parties, as disclosed in more detail in its reports, financial statements and notes to financial statements filed with the Securities and Exchange Commission. The indebtedness includes outstanding indebtedness owed by us to our Chief Executive Officer, payable on demand. We cannot assure that we will be able to repay all or any of our indebtedness, or that the indebtedness does not and will not continue to have a material adverse impact on our financial condition, operating results and business performance, including but not limited to our ability to continue as a going concern.

         THERE IS NO ASSURANCE THAT WE WILL ACHIEVE PROFITABILITY. We cannot assure that I3 will be able operate profitability in the future. Profitability, if any, will depend in part upon I3's ability to successfully develop, obtain FDA approval, and market its proprietary medical diagnostic imaging technology, and other products and services. We may not be able to successfully transition from our current stage of business to a stabilized operation having sufficient revenues to cover expenses. While attempting to make this transition, we will be subject to all the risks inherent in a small business, including the needs to adequately service and expand our customer base and to maintain and enhance our current services. I3's future profitability will be affected by all the risk factors described herein.

         WE ARE EXPOSED TO VARIOUS POSSIBLE CLAIMS RELATING TO OUR BUSINESS AND OUR INSURANCE MAY NOT FULLY PROTECT US. We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. I3 generally does not maintain theft or casualty insurance and has modest liability and property insurance coverage, along with workmen's compensation and related insurance. However, should uninsured losses occur, I3's shareholders could lose their invested capital.

         WE MAY FACE ADDITIONAL LITIGATION IN THE FUTURE. I3 has had a substantial amount of litigation. The adverse resolution of such litigation to I3 could impair our ability to continue in business if judgment holders were to seek to liquidate our business through levy and execution. We have incurred and may continue to incur substantial legal fees and costs in connection with past and possibly future litigation. If we fail in our payment schedule, or fail in our defense to future pending actions, or become subject to a levy and execution on our assets and business, we could be forced to liquidate or to file for bankruptcy and be unable to continue in our business. Investors who purchase shares of I3 common stock will be subject to the risk of total loss if the risks described herein are realized, because there may be insufficient assets with which to pay our debts, which would leave shareholders with no recovery.

         WE DO NOT HAVE ANY INDEPENDENT DIRECTORS. Currently, the only members of the Board of Directors are Dean Janes and Xavier Aguilera. Neither of these directors is considered an "independent director," as defined under FINRA listing standards and the Nasdaq Marketplace Rules. Therefore, all decisions of the Board of Directors will be made by persons who are not considered independent directors.

         THE LOSS OF THE SERVICES OF ANY OR OUR MANAGEMENT OR KEY EXECUTIVES COULD ADVERSELY AFFECT OUR BUSINESS. Our success is substantially dependent on the performance of our executive officers and key employees. The loss of an officer or director of I3 would have a material adverse impact on I3. I3 will generally be dependent upon its executive officers, Dean Janes, Christopher Sohn and Xavier Aguilera, for the direction, management and daily supervision of I3's operations.

         THE RELATIONSHIP OF OUR MANAGEMENT TEAM TO US COULD CREATE CONFLICTS OF INTEREST. The relationship of management to us creates conflicts of interest. We lease our executive offices from our Chief Executive Officer pursuant to a lease that was not determined at arms length. Management's compensation from I3 has not been determined pursuant to arm's-length negotiation. Management believes that it will have the resources necessary to fulfill its management obligations to all entities for which it is responsible.

         OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY IS UNCERTAIN. I3 has applied to the U.S. Patent and Trademark Office to register "Imaging3" as a service mark and as a trademark. There are no assurances that these applications will be approved and the registrations granted or that any other person will not challenge the registration or attempt to infringe upon I3's marks. If I3 is unable to protect its rights to its trademarks or if such marks infringe on the rights of others, I3's business would be materially adversely affected.

         WE MAY NOT BE ABLE TO WITHSTAND FLUCTUATIONS IN OUR INDUSTRY BECAUSE OUR BUSINESS IS NOT DIVERSE. Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

         OUR MEDICAL DIAGNOSTIC IMAGING DEVICES ARE SUBJECT TO GOVERNMENT REGULATION. Under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, all medical devices are classified by the Food and Drug Administration ("FDA") into one of three classes. A Class I device is subject only to certain controls, such as labeling requirements and manufacturing practices; a Class II device must comply with certain performance standards established by the FDA; and a Class III device must obtain pre-market approval from the FDA prior to commercial marketing. I3 must receive Class II approval to market its real time 3D medical diagnostic imaging devices. We cannot be certain when, if ever, we will receive this approval. In the absence of FDA approval, we will not be able to market or sell our proprietary diagnostic medical imaging device, resulting in a material adverse impact to 'our potential operating results and financial condition. Other laws and regulations may be adopted in the future that address the manufacture, sale and use of medical diagnostic imaging devices that could adversely affect our business.

         OUR BUSINESS IS GENERALLY SUBJECT TO GOVERNMENT REGULATION. We are subject to regulations applicable to businesses generally. The adoption of any additional laws or regulations may decrease the growth of our business, decrease the demand for services and increase our cost of doing business. Changes in tax laws also could have a significant adverse effect on our operating results and financial condition.

         IF OUR STOCK PRICE CONTINUES TO BE VOLATILE THERE IS A RISK OUR STOCK PRICE COULD DECLINE. Our stock price has been volatile. The stock market in general has been extremely vulnerable and management cannot promise that the price of our common stock on the OTC Bulletin Board will not decline. We may register more shares of its stock in the future, potentially increasing the supply of free trading shares and possibly exerting downward pressure on our stock price.

         SHAREHOLDERS WILL EXPERIENCE DILUTION IN THEIR OWNERSHIP OF US AND WE MAY NOT RECEIVE PROCEEDS FROM THE EXERCISE OF WARRANTS ISSUED BY US IN CONJUNCTION WITH OUR RECENT PRIVATE PLACEMENT. We recently completed a private placement with two institutional investors for the sale of common stock and warrants (the "Warrants") for $1,000,000.22. The investment banking firm which acted as the placement agent for us in the transaction also received warrants with terms similar to those issued to the investors (the "Placement Warrants"). Pursuant to the terms of the placement we agreed to file a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), with the Securities and Exchange Commission (the "SEC") covering the resale of the common stock and the common stock underlying the Warrants. If the registration statement is not declared effective within 90 days of the closing (or 120 days in the event that the registration statement is subject to review by the SEC), the Warrants and the Placement Warrants will become subject to cashless exercise and we will likely not receive any proceeds from the exercise of the Warrants or the Placement Warrants. Furthermore, if the Warrants and Placement Warrants are not exercised we will not receive any proceeds from them. If all of the Warrants and the Placement Warrants are exercised, the issuance of additional shares of common stock would dilute shareholders' ownership in us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

         During the three month period ended September 30, 2010, the Company issued 123,668 shares of common stock for services rendered for a total of $36,500. These shares were issued at the fair market value on the day the transaction occurred.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

         None.


ITEM 4. REMOVED AND RESERVED
----------------------------


ITEM 5. OTHER INFORMATION
-------------------------

         None.


ITEM 6. EXHIBITS
----------------

EXHIBIT NO.                                                DESCRIPTION
-----------       ----------------------------------------------------------------------------------------------------
    3.1           Articles of Incorporation (1)
    3.2           Articles of Amendment dated October 25, 2001, June 24, 2002, and August 13, 2002(1)
    3.3           Bylaws (1)
    3.4           Certificate of Amendment dated September 30, 2003(2)
    3.5           Certificate of Amendment dated October 25, 2001(3)
    3.6           Certificate of Amendment June 24, 2002(3)
    3.7           Certificate of Amendment August 13, 2002(3)
    4.1           Securities Purchase Agreement by and between Imaging3, Inc. and Cranshire Capital,
                  L.P., dated October 4, 2010 (4)
    4.2           Series A Warrant, dated October 15, 2010 for Cranshire Capital, L.P.(5)
    4.3           Series A Warrant, dated October 15, 2010 for Freestone Advantage Partners, L.P. (5)
    4.4           Series B Warrant, dated October 15, 2010 for Cranshire Capital, L.P.(5)
    4.5           Series B Warrant, dated October 15, 2010 for Freestone Advantage Partners, L.P. (5)
    4.6           Series C Warrant, dated October 15, 2010 for Cranshire Capital, L.P.(5)
    4.7           Series C Warrant, dated October 15, 2010 for Freestone Advantage Partners, L.P.(5)
    4.8           Registration Rights Agreement entered into by Imaging3, Inc., Cranshire Capital, L.P.
                  and Freestone Advantage Partners, L.P., dated October 15, 2010(5)
   10.1           Patent #6,754,297(3)
   10.2           Consulting Agreement(3)
   10.3           Assignment(3)



   10.6           Commercial Promissory Note dated August 4, 2004(6)
   10.7           Security Agreement(6)
   10.8           Commercial Promissory Note dated April 24, 2005(7)
   10.9           Lease entered into May 24, 2001 by and between Dean M. Janes and Imaging Services, Inc.(8)
  10.10           IR Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease - Net,
                  dated June 21, 2004 by and between Four T's, Bryan Tashjan, Ed Jr. Tashjan, Bruce Tashjan, Greg
                  Tashjan and Dean Janes DBA Imaging Services, Inc.(8)
   31.1           Section 302 Certification of Chief Executive Officer
   31.2           Section 302 Certification of Chief Financial Officer
   32.1           Section 906 Certification
   32.2           Section 906 Certification
------------------
         (1)      Incorporated  by reference  to the Form  10-SB/A  Registration
                  Statement filed with the Securities and Exchange  Commissioner on December 9, 2002.

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

         (4) Incorporated by reference from the exhibits included with our Report on Form 8K filed with the SEC on October 5, 2010.

         (5) Incorporated by reference from the exhibits included with our Report on Form 8K filed with the SEC on October 21, 2010.

         (6)      Incorporated  by  reference  to  Amendment  #5  to  Form  SB-2
                  Registration  Statement filed with the Securities and Exchange
                  Commission on April 18, 2005.

         (7)      Incorporated  by  reference  to  Amendment  #6  to  Form  SB-2
                  Registration  Statement filed with the Securities and Exchange
                  Commission on July 7, 2005.

         (8)      Incorporated  by  reference  to  Amendment  #8  to  Form  SB-2
                  Registration  Statement filed with the Securities and Exchange
                  Commission on September 9, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5, 2010        IMAGING3, INC.

                               By:    /s/ Dean Janes
                                      ------------------------------------------
                                      Dean Janes, Chief Executive Officer
                                      and Chairman (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/Dean Janes                                     Dated: November 5, 2010
     ----------------------------------------------
     Dean Janes, Chief Executive Officer
     and Chairman (Principal Executive Officer)

By:  /s/Christopher Sohn                               Dated: November 5, 2010
     ----------------------------------------------
     Christopher Sohn, Director, President
     and Chief Operating Officer

By:  /s/Xavier Aguilera                                Dated: November 5, 2010
     ----------------------------------------------
     Xavier Aguilera, Chief Financial Officer,
     Secretary, and Executive Vice President
    (Principal Financial/Accounting Officer)