Form 10-Q/A
period 2010-09-30
IMAGING3 INC
filed 2010-11-17
CIK 1205181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                          Yes[_X_]                                      No[__]

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CAUTIONARY STATEMENTS

         This Form 10-Q/A may contain "forward-looking statements," as that term is used in federal securities laws, about Imaging3, Inc.'s financial condition, results of operations and business. These statements include, among others:

         o statements concerning the potential benefits that Imaging3, Inc. ("I3," "Imaging3," "we," or the "Company") may experience from its business activities and certain transactions it contemplates or has completed; and

         o statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q/A. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q/A. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

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

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q/A. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Imaging3 or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q/A, or to reflect the occurrence of unanticipated events.

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

Dated: November 16, 2010        IMAGING3, INC.

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


By:  /s/Dean Janes                                     Dated: November 16, 2010
     ----------------------------------------------
     Dean Janes, Chief Executive Officer
     and Chairman (Principal Executive Officer)

By:  /s/Christopher Sohn                               Dated: November 16, 2010
     ----------------------------------------------
     Christopher Sohn, Director, President
     and Chief Operating Officer

By:  /s/Xavier Aguilera                                Dated: November 16, 2010
     ----------------------------------------------
     Xavier Aguilera, Chief Financial Officer,
     Secretary, and Executive Vice President
    (Principal Financial/Accounting Officer)