Form 10-K
period 2010-12-31
IMAGING3 INC
filed 2011-03-16
CIK 1205181

FORM 10-K

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2010


                        COMMISSION FILE NUMBER 000-50099

                                 IMAGING3, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


      CALIFORNIA                                      95-4451059
--------------------------                ------------------------------------
 (State of Incorporation)                (I.R.S. Employer Identification No.)


                3200 W. VALHALLA DRIVE, BURBANK, CALIFORNIA 91505
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 260-0930
           ----------------------------------------------------------
               Registrant's telephone number, including area code

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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                Yes |_| No |X|

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                Yes |_| No |X||

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

                                                                Yes |_| No |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $69,873,005 as of June 30, 2010 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by OTC Bulletin Board).

         There were 380,420,723 shares outstanding of the registrant's Common Stock as of March 14, 2011.

                                TABLE OF CONTENTS

PART 1

ITEM 1      Business..........................................................2
ITEM 1A     Risk Factors......................................................15
ITEM 2      Properties........................................................19
ITEM 3      Legal Proceedings.................................................19
ITEM 4      [Removed and Reserved]............................................19

PART II

ITEM 5      Market for Registrant's Common Equity,  Related Stockholder
            Matters, and Issuer Purchases of Equity Securities................20
ITEM 6      Selected Financial Data...........................................21
ITEM 7      Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................22
ITEM 8      Financial Statements and Supplementary Data.......................28
ITEM 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................48
ITEM 9A     Controls and Procedures...........................................48
ITEM 9B     Other Information.................................................49

PART III

ITEM 10     Directors, Executive Officers, and Corporate Governance...........49
ITEM 11     Executive Compensation............................................53
ITEM 12     Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters...................................57
ITEM 13     Certain Relationships and Related Transactions, and Director
            Independence......................................................57
ITEM 14     Principal Accounting Fees and Services............................59
ITEM 15     Exhibits, Financial Statement Schedules...........................60
SIGNATURES  ..................................................................62

                                     PART I

ITEM 1. BUSINESS
----------------

GENERAL

         Imaging3, Inc. has developed a proprietary medical technology designed to produce 3D medical diagnostic images in real time. In the future, healthcare workers using Imaging3 devices will potentially be able to instantly view 3D, high-resolution images of virtually any part of the human body.

HISTORY

         We were founded as Imaging Services, Inc. on October 29, 1993 by Dean Janes. We initially served as a low cost, third party service alternative for equipment made by Orthopedic Equipment Company Medical Systems ("OEC"). OEC is the largest manufacturer of mobile surgical C-arms with over a 60% market share in the United States. A C-arm is an integral component of a fluoroscopic imaging system used for various types of surgery. Management believes that prior to our inception, no company existed solely focused on providing third party service for OEC equipment.

         In early 1994, Imaging3 began offering upgrades for OEC C-arms. Our most successful upgrade was a CCD (Charged Coupled Device) camera, which improved the image quality of older systems to be comparable with that of brand new products. This offering became so successful that we integrated this upgrade with used OEC C-arms and built custom units for NASA, Harvard, University of California at Irvine, University of California at Davis, Baylor University, Baxter Healthcare, and other prestigious healthcare organizations. Later that year, Imaging3 applied for and received United States Food and Drug Administration approval for this device, described as the NASA II CCD C-arm.

         In mid 1995, Imaging3 purchased the assets of ProMedCo. ProMedCo had an exclusive agreement with OEC to remanufacture OEC C-arms for OEC Medical Systems. Though the purchase did not transfer the agreement, it eliminated one of our competitors and provided a substantial inventory of replacement parts. Access to these replacement parts allowed us to increase immediately our production levels and created the opportunity to remanufacture OEC's complete product line, thereby increasing the models we could offer our customers. Also, this purchase allowed us to enter the lucrative parts sales business.

         In 2000, we continued our expansion by purchasing a sales company in San Diego, California. This asset purchase brought an extensive database with the contact information for over 43,000 physicians, hospitals, medical centers and surgery centers as well as a streamlined automated sales force. Also, as part of this expansion, several key employees, most of whom were former employees of OEC, were hired to increase our service presence in Arizona, Washington, Nevada, Florida, and Hawaii with a national service presence as the ultimate goal. In 2002, we closed our San Diego office and consolidated our operations in Burbank, California.

         On February 19, 2002, a fire gutted our principal operating facility, causing an estimated $4.3 million in damage. The 10,800-square-foot structure was subsequently rebuilt and we have reoccupied it. In the interim, we leased temporary facilities. The damage to the building and the loss of our equipment were partially covered by liability insurance. Nevertheless, the fire disrupted our operations.

         In order to better position us for our future direction away from service and toward providing proprietary medical imaging products, we changed our name from Imaging Services, Inc. to Imaging3, Inc. on August 20, 2002.

         In April 2007, we completed building our first prototype medical diagnostic imaging device. On November 25, 2009, we filed with the FDA a 510(k) application for approval of our medical diagnostic imaging device for sale in the United States. On October 28, 2010, we received a letter from the FDA responding to our application by rejecting our position that our medical device is substantially equivalent to prior devices and therefore our rejected 510(k) application to have our device approved for commercial sale and use as a Class II device. We disagree with the FDA's position and plan to re-file our application with additional information supporting our application for clearance. Assuming that the FDA grants approval of our revised application, we intend to follow up and apply to sell the product in the European and then worldwide markets.

BUSINESS OPERATIONS

         Imaging3 technology has the potential to contribute to the improvement of healthcare. Our technology is designed to cause 3D images to be instantly constructed using high-resolution fluoroscopy. These images can be used as real time references for any current or new medical procedures in which multiple frames of reference are required to perform medical procedures on or in the human body. Management believes that Imaging3 technology has extraordinary market potential in an almost unlimited number of medical applications, including:

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

MULTI-FUNCTION DEVICE

         A diagnostic medical imaging device built with Imaging3 technology can perform several functions and can potentially replace or supplement a number of existing devices, resulting in considerable cost savings for hospitals and healthcare centers. These functions include:

     o    Perform real-time, 3D medical imaging;
     o Emulate a computerized tomography scanner (at a fraction of the capital cost); and
     o    Perform standard fluoroscopy.

         Our management believes that this multi-function capability will be especially attractive in foreign markets, where the cost of a computed tomography ("CT") scanner is beyond the means of most hospitals and healthcare centers.

EXISTING BASE OF BUSINESS TO LAUNCH A PROPRIETARY PRODUCT

         Imaging3 is an established company with revenues and an industry reputation. While we began as a service provider, we quickly expanded to include equipment and parts sales, both new and renewed. Management believes that Imaging3 is one of the largest remanufacturer of C-arms in the world. We offer new, demonstration, remanufactured, refurbished, and pre-owned systems in all price ranges from every major manufacturer including OEC, General Electric,

Imaging3, Inc., Philips, Siemens, FluoroScan, XiScan and Ziehm. We supply full-size, compact and mini C-arms.

         Management believes that Imaging3 is also the largest distributor of C-arm tables in the United States. We offer new, demonstration, remanufactured, refurbished, and pre-owned C-arm tables in all price ranges from every major manufacturer. We also supply pain management tables, surgery tables, urology tables, and vascular tables. Imaging3's management intends to use our base of operations and channels of distribution to launch our new medical imaging devices business, based on our breakthrough Imaging3 technology.

BUSINESS AND REVENUE MODELS

         Our business strategy is straight-forward: (1) continue to build our base of C-arm remanufacturing and service business, (2) develop medical diagnostic imaging devices, based on our breakthrough Imaging3 technology for the $5 billion medical imaging market, (3) sell our new medical diagnostic imaging devices directly to healthcare providers, as well as through channel partners and distributors, and (4) license our breakthrough Imaging3 technology to other medical diagnostic imaging device manufacturers.

         Our management believes that most of our future revenues will come from the sale of medical imaging devices, based on our Imaging3 technology. Other revenues are expected to be derived from the licensing of our proprietary technology to other medical diagnostic imaging device manufacturers. The smallest portion of our future revenue is projected to come from the sale and service of C-arms.

PROPRIETARY TECHNOLOGY

PATENT

         On June 23, 2004, U.S. Patent No. 6,754,297 was granted in the name of Dean Janes, entitled Apparatus and Method for Three-Dimensional Real-Time Imaging System. The rights to this patent have been assigned to us.

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

THE "O" DEVICE

         Part of our invention is based on an "O" device to create a circular gantry similar to that used with CT to scan a patient a full 360 degrees with fluoroscopic radiation. This approach is expected to allow imaging of the patient from any frame of reference or angulation (current medical imaging devices are limited to 150 degrees to 360 degrees with mechanical orientation or manipulation). 3D imaging requires an "O" device to scan the patient in increments of 360 degrees to allow construction of a three-dimensional image. By scanning the patient in 360 degrees and acquiring images at 30 to 60 frames per second, management believes a three-dimensional image can be constructed.

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

         Currently,  3D imaging is used only for reconstructive  post processing reference images. Magnetic resonance imaging ("MRI"), CT and ultrasound currently have this capability. The 3D images are created by multiple scans of 2D images that require a long period of time to process into a three-dimensional image. The image created is then used only for reference, not real-time manipulation in the body. We anticipate that our 3D images will be constructed almost instantly and will be available to be used as real-time references whenever multiple frames of reference are required to perform medical procedures on or in the human body.

THE MARKET

         We compete in the medical diagnostic imaging market and this market has never been healthier than it is today. This vitality is due primarily to continual technological improvements that lead to faster and better resolution imaging, greater patient safety, and the provision of these capabilities to a growing and aging population. The result has been a vigorous competition to create the most cost-effective diagnostic imaging systems.

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

         According to a Freedonia Group study, the medical imaging equipment market in the U.S. will register gains faster than the projected growth in national health expenditures. Growth is stimulated by an increasing incidence of patient procedures involving diagnostic imaging, partly the result of an aging population and partly reflecting advances in noninvasive imaging technology.

         Our management believes that opportunities exist not only for new companies in imaging products but also for software companies for image processing and Picture Archiving and Communication Systems networks. Technological developments continue, which consistently result in new products.

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

COMPETITION

COMPETITIVE LANDSCAPE

         The healthcare industry in general and the market for imaging products in particular is highly competitive. We compete with a number of companies, many of which have substantially greater financial, marketing, and other resources than we have. Our competitors include large companies such as General Electric, Philips, Siemens, Toshiba and Hitachi, which compete in most medical diagnostic imaging modalities, including x-ray imaging.

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

DIRECT COMPETITORS

         At this time, we are not aware of any existing devices in the marketplace that provide 3D, real-time diagnostic medical imaging, with the exception of ultrasound.

         Ultrasound is a real-time tomographic imaging modality. Not only does it produce real-time tomograms of the position of reflecting surfaces (internal organs and structures), but it can also be used to produce real-time images of tissue and blood motion. However, ultrasound is a low-resolution imaging modality that does not produce an image as precise and clear as fluoroscopy. Our devices will rely instead on the use of fluoroscopy, a high-resolution imaging modality, to produce "live" x-ray images of living patients in 3D.

MARKETING AND SALES PLAN

MARKETING STRATEGY

         Our marketing strategy is to create a favorable environment to sell our medical diagnostic imaging devices. We intend to enhance, promote and support the fact that Imaging3 technology is the most complete and comprehensive medical diagnostic imaging solution available in the marketplace.

PRODUCT AND SERVICE DIFFERENTIATION

         The differentiating attributes of Imaging3 technology include:

         o The only 3D, real-time medical diagnostic imaging device in the market that will produce high resolution images;

         o        Reasonably priced;
         o        Easy-to-install;
         o        Vast array of features; and o Highly reliable.

         The Imaging3 medical device will be reasonably priced because it will cost considerably less than comparable MRI and CT Scan machines. It will be easy to install because it is lighter and will be more mobile than the MRI and CT Scan machines. It will have more features than MRI and CT Scan machines because it will provide 3D instant real time images and real time CT emulation, which the other machines do not provide. Management believes that the Imaging3 medical device will be more reliable than competing MRI and CT Scan machines because it needs less radiation to provide its 3D images, and its assembled components are simpler, more efficient, and standard (i.e. "off-the-shelf"), rather than customized.

VALUE PROPOSITION

         Our value proposition is simple: diagnostic imaging devices with Imaging3 technology allow healthcare providers to easily produce 3D, real-time, high resolution images at a reasonable cost.

POSITIONING

         Management believes that Imaging3 can be positioned as offering the superior solution for producing medical diagnostic images. Management believes that our unique advantage is that we can offer a diagnostic imaging solution that will allow healthcare providers to view real-time references for virtually any procedure. We plan to reposition our competitors by demonstrating that their offerings are inadequate because they:

         o        Do not provide 3D images;
         o        Do not provide images in real-time;
         o        Do not provide high resolution images; and
         o        Are too costly.

SALES STRATEGY

         After undertaking a marketing campaign, we intend to aggressively sell our medical diagnostic imaging devices in the United States. International sales efforts will follow after achieving market penetration in the domestic marketplace.

SALES MARGIN STRUCTURE

         Our management believes that the majority of our sales will be derived from direct sales to customers, with the balance of sales derived from dealers and manufacturer's representatives. As a result, the sales margin structure must be attractive to these independent organizations.

         o        Direct Sales - Full suggested list price;
         o        Dealers - 30% off suggested list price; and
         o        Manufacturer's Representatives - 10% commission.

TARGET MARKET SEGMENT

         Our management has identified general medical and surgical hospitals in the United States as our primary target market segment for Imaging3 technology. According to D&B/iMarket, there are 12,041 general medical and surgical hospitals in the United States.

DISTRIBUTION CHANNELS

         We plan to sell our Imaging3 medical diagnostic imaging devices through several channels of distribution, including:

         DIRECT SALES TO END USERS

         Our policy is to sell directly to end-users whenever possible. Our management expects that direct sales will occur most often with larger customers.

         DEALERS AND MANUFACTURERS' REPRESENTATIVES

         We plan to supplement our own field sales force by entering into agreements with dealers and manufacturers' representatives. Because dealers and manufacturers' representatives carry several product/service lines that are compatible with our products and services, Imaging3 plans to select dealers and manufacturers' representatives carrying complementary and compatible products and services, as well as dealers and manufacturers' representatives that sell dissimilar products and services yet are appropriate for their customers' customer.

         We have working relationships with a number of independent organizations that help distribute our current product line. We expect to work with these independent organizations to help distribute diagnostic medical imaging devices built with Imaging3 technology. These organizations have well-established relationships with mid-size to large size customers. Many also provide specific vertical market applications.

         EXECUTIVE SALES

         Because many of Imaging3's large customers will tend to be top healthcare managers, it is important that our president and senior managers present our products to our large customers.

         FIELD SALES FORCE

         Management anticipates that the majority of our selling efforts to large accounts will be handled internally through our field sales force. We have chosen to use a direct sales force because our large accounts require considerable customer education and post-sales support directly from us. Management believes that our price points, pricing structure and profits are such that our cost of sales warrants a "person-to-person" selling strategy.

EMPLOYEES

         We currently employ 12 full-time individuals, all of whom are working at our offices at 3200 W. Valhalla Drive, Burbank, California 91505. Seven of those 12 full-time employees are employed in administrative, marketing, and sales positions, and the remaining five are technical employees employed in research, development, and production positions. We project that during the next 12 months, our workforce is likely to increase.

         To support our need for technical staffing, we have established relationships with technical staffing organizations that continuously offer highly qualified personnel to meet our needs, both locally and from out of the area.

INTELLECTUAL PROPERTY MATTERS

         All of our employees have executed agreements that impose nondisclosure obligations on the employee and in which the employee has assigned to us (to the extent permitted by California law) all copyrights and other inventions created by the employee during employment with us. The rights underlying the application for the patent of the Imaging3 technology have been assigned to us. We have in place a trade secret protection policy that our management believes to be adequate to protect our intellectual property and trade secrets.

GOVERNMENT REGULATORY APPROVAL PROCESS

         All of our products are classified as Class II (Medium Risk) devices by the FDA and clinical studies with our products will be considered to be Non-Significant Risk Studies, except that our 501(k) application with the FDA for our proprietary medical imaging device has not yet been approved as a Class II device. Imaging3's business is governed by the FDA and all products typically require 510(k) market clearance before they can be put in commercial distribution. We are also regulated by the FDA's Quality Systems Regulation, which is similar to the ISO9000 and the European EN46000 quality control regulations. All of our products currently in production or manufactured by other vendors are approved for marketing in the United States under the FDA's 510(k) regulations.

         A 510(k) is a pre-marketing submission made to the FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device that is not subject to pre-market approval. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims. A legally marketed device is a device that was legally marketed prior to May 28, 1976 (pre-amendments device), or a device which has been reclassified from Class III to Class II or I, a device which has been found to be substantially equivalent to such a device through the 510(k) process, or one established through Evaluation of Automatic Class III Definition. The legally marketed device(s) to which equivalence is drawn is known as the "predicate" device(s).

         Applicants must submit descriptive data and when necessary, performance data to establish that their device is substantially equivalent to a predicate device. The data in a 510(k) is to show comparability, that is, substantially equivalent of a new device to a predicate device.

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

         This is a broad range of devices with which to compare our device functionality. The FDA requires the manufacturer to submit an application, whether it is a 510(k) or pre-market approval submission. Upon receipt of the submission, the FDA will respond within 30 to 45 days with their determination of acceptance of the submission, questions and/or comments to the submission or requests for more information.

         All of our current used rebuilt products are Class II devices, FDA approved through OEM for marketing. Once approved, the FDA will not require the manufacturer to resubmit an application or change the classification. They may, however, request further information about the product(s), manufacturer and GMP requirements. The devices currently sold by us are not manufactured by us. OEC Medical Systems is the original device manufacturer and responsible for the FDA submission of their original device(s). Imaging3 remanufactures OEC Medical Systems devices, thus we are not required to submit any FDA submission for these devices. In some instances, we have performed modifications to these devices to improve the devices functionality, and in these instances Imaging3 has submitted 510(k) applications. These modifications are to existing devices with existing classifications listed in the FDA database and cannot be reclassified. The FDA database listing for current products is listed below:

         PRODUCT CODE  CLASS  DESCRIPTION                    REGULATION
         ------------  -----  -----------                    ----------
         IZL             II   System, X-ray, Mobile          892.1720

         As to our new product and its potential for classification, the FDA requires us, as the manufacturer, to submit an application in whichever classification we choose in the submission form we choose, meaning 510(k) or pre-market approval application. The FDA reviews the submission and determines whether the application is appropriately filed and in the correct submission format. The criteria they use for determination on a 510(k) is substantially equivalent, which is a comparative analysis of the manufacturer's device in the submission with existing devices already approved by the FDA. This is the purpose of the FDA's Device Classification Database, giving manufacturer's products with approved submissions and categories of devices to compare new device submissions. A new type of device may not be found in the product classification database. If the device is a high risk device (supports or sustains human life, is of substantial importance in preventing impairment of human health, or presents a potential, unreasonable risk of illness or injury) and has been found to be not substantially equivalent to a Class I, II, or III (Class III requiring 510(k)), then a pre-market approval application will be required.

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

         Our new product, the "Real-time 3D Imaging Device" is expected to be submitted as Product Code "IZG," Device Class II, "System, X-ray, Photofluorographic," Regulation Number 892.1730, since this is the closest device description. The FDA may at its own choosing and determination wish to reclassify this device as a Class III, which we believe is unlikely, since the majority of our device functions are similar to existing products currently being marketed and as classified above.

         If the FDA determines to classify this device as a Class III device, then a pre-market approval application must be filed. The pre-market approval application is the most stringent type of device marketing application required by the FDA. The applicant must receive FDA approval of its pre-market approval application prior to marketing the device. Pre-market approval is based on a determination by the FDA that the pre-market approval contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use(s). An approved pre-market approval application is, in effect, a private license granting the applicant (or owner) permission to market the device. The pre-market approval owner, however, can authorize use of its data by another.

         The pre-market approval applicant is usually the person who owns the rights, or otherwise has authorized access, to the data and other information to be submitted in support of FDA approval. This person may be an individual, partnership, corporation, association, scientific or academic establishment, government agency or organizational unit, or other legal entity. The applicant is often the inventor/developer and ultimately the manufacturer.

         FDA regulations provide 180 days to review the pre-market approval application and make a determination. In reality, the review time is normally longer. Before approving or denying a pre-market approval application, the appropriate FDA advisory committee may review the pre-market approval application at a public meeting and provide the FDA with the committee's recommendation on whether or not the FDA should approve the submission. After the FDA notifies the applicant that the pre-market approval application has been approved or denied, a notice is published on the Internet (1) announcing the data on which the decision is based, and (2) providing interested persons an opportunity to petition the FDA within 30 days for reconsideration of the decision.

         A pre-market approval application is a scientific, regulatory documentation to the FDA to demonstrate the safety and effectiveness of the Class III device. There are administrative elements of a pre-market approval application, but good science and scientific writing is a key to the approval of a pre-market approval application. If a pre-market approval application lacks elements listed in the administrative checklist, the FDA will refuse to accept a pre-market approval application and will not proceed with the in-depth review of scientific and clinical data. If a pre-market approval application lacks valid clinical information and scientific analysis based on sound scientific reasoning, it will delay the FDA's review and approval. Pre-market approval applications that are incomplete, inaccurate, inconsistent, omit critical information, and are poorly organized have resulted in delays in consideration.

         Three categories of the pre-market approval application are very important:

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

         CLINICAL INVESTIGATIONS SECTION. The clinical investigations section includes study protocols, safety and effectiveness data, adverse reactions and complications, device failures and replacements, patient information, patient complaints, tabulations of data from all individual subjects, results of statistical analyses, and any other information from the clinical investigations. Any investigation conducted under an Investigational Device Exemption must be identified as such.

         We are listed with the FDA as a new device manufacturer, our Registration Number is 20300565, and our Owner Operator Number is 9023393. Though we do not currently manufacture new devices, the FDA requires our registration as a remanufacturer. Imaging3 is subject to the FDA's Radiological Health Program, under the Center for Devices Radiological Health division of the FDA.

         We must be in compliance with Good Manufactures Practices ("GMP"), Quality Control, and Medical Device Reporting ("MDR"). The FDA may from time to time, usually every two to three years, audit us for compliance. In these audits the FDA reviews documents, interviews management and reviews all procedures.

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

         The statutory authority for the MDR regulation is Section 519(a) of the FFD&C Act as amended by the Safe Medical Devices Act of 1990. The Safe Medical Devices Act of 1990 requires user facilities to report:

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

         For all devices manufactured or remanufactured by us, the FDA may request updated information regarding any device with a previously approved 510(k) or pre-market approval submission. If any substantial changes are made to existing approved devices, the FDA may require a 510(k) supplement submission, which, in most cases, does not require the manufacturer to delay production or marketing of the modified device. As with all applications, this determination lies entirely with the FDA.

         Our last audit with the FDA was in 2000 and we expect a new audit to take place shortly after our new device is submitted in a 510(k) application.

         In an audit performed by the FDA, our records for service and repair, quality control, device labeling and serial number tracking are reviewed. If the FDA finds issues of non-compliance they issue a letter requesting correction, giving us 30 days to correct the non-compliance. Extensions can be requested to reply, but most issues, if any, can be handled in a 30-day period.

         Since our registration with the FDA in 1995, we have had only one audit. We did not receive any notice or correspondence of non-compliance due to that audit. We received only one suggestion regarding our record keeping process, which addressed preventive maintenance forms being included in all customer files for which we provide service. We, to our knowledge, have been in good standing with the FDA, receiving no actions or correspondence.

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

         We estimate we will obtain FDA approval this year, although we cannot assure that this approval will be granted when expected. This estimate for FDA approval is based on Mr. Janes' past experience with 510(k) submissions. All of our marketing efforts for the new device must start from the date the FDA approves the device to be marketed. Since we are already registered with the FDA as a new device manufacturer and have been through an audit performed by the FDA, the FDA is already familiar with us and our processes. The FDA may wish to obtain updated information about us and may require more time to process our current 510(k) submission than estimated.

         In two other 510(k) submissions by Mr. Janes, the process lasted approximately 120 days, however, these systems were not as complex as our current submission. Management believes Mr. Janes' familiarity with the process and experience with 510(k) submissions will help us. Management believes that having a person in-house having the experience with the process, understanding 510(k) submissions, and direct access to all engineering and proprietary knowledge, is a distinct advantage and should allow us to effectively navigate the FDA review process.

         To enter the European market, our products as well as our quality assurance systems will have to be approved and certified by an authorized certifying body such as Technischer Uberwachungsverein; English translation:
Technical Inspection  Association ("TUV"),  Underwriters  Laboratories ("UL") or

British Standards Institute ("BSI"). In the future, we may plan to go through this process as a part of our overall enhancement of the quality systems.

         TUV, UL and BSI are all standards testing companies assisting manufactures to comply with published standards, regulatory standards and laws necessary for marketing devices throughout the world and the United States. These three companies provide the UL and CE (the European equivalent of the UL mark in the United States) marks, demonstrating compliance with the standards and laws.

         TUV is a Nationally Recognized Testing Laboratory and Safety Checklist Contractors certified, providing a full suite of services, including CE Marking assistance, electromagnetic compatibility, electrical & mechanical testing, and many additional global conformity assessment services that help companies gain product compliance to enter individual country markets.

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

OTHER GOVERNMENT REGULATIONS

         The delivery of health care services has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of health care services. Federal law and regulations are based primarily upon the Medicare and Medicaid programs. Each of these programs is financed, at least in part, with federal funds. State jurisdiction is based upon the state's interest in regulating the quality of health care in the state, regardless of the source of payment. We believe that we are materially complying with applicable laws, however, we have not received or applied for a legal opinion from counsel or from any federal or state judicial or regulatory authority. Additionally, many aspects of our business have not been the subject of state or federal regulatory interpretation. The laws applicable to us are subject to evolving interpretations. If our operations are reviewed by a government authority, we may receive a determination that could be adverse to us. Furthermore, laws that are applicable to us may be amended in a manner that could adversely affect us.

         Only a small portion of our revenues come through a government system. Virtually all of our revenues are obtained from sales and service to vendees who pay us directly. We are not subject to Medicare, Medicaid, or any other federally funded health care program.

ITEM 1A.  RISK FACTORS
----------------------

         Purchasing shares of common stock in Imaging3 entails substantial risk. You should be able to bear a complete loss of your investment. You should carefully consider the following factors, among others.

FORWARD-LOOKING STATEMENTS

         The discussions and information in our public reports with the Securities and Exchange Commission (collectively, the "Reports"), including the documents incorporated by reference may contain both historical and forward-looking statements. To the extent that the Reports contain forward-looking statements regarding the financial condition, operating results, our business prospects or any other aspect of our business, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by management in forward-looking statements. We have attempted to identify, in context, certain of the factors that management currently believes may cause actual future experience and results to differ from our current expectations. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, decrease in demand for medical imaging and other equipment, intense competition, including entry of new competitors, increased or adverse federal, state and local government regulation, failure by us to obtain the approval of the FDA for our proprietary 3D medical imaging device currently in the prototype phase and subject to patent applications filed and pending, inadequate capital, unexpected costs, lower revenues and net income than forecast, failure to complete the development of our proprietary products currently under development, technological obscelence of our products, failure to commercialize or sell any new or existing products developed by us, price increases for supplies, inability to raise prices, failure to obtain customers, the risk of litigation and administrative proceedings involving us and our employees, higher than anticipated labor costs, the possible fluctuation and volatility of operating results and financial condition, failure to make planned business acquisitions, failure of new businesses, if acquired, to be economically successful, decline in our stock price, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in Reports filed by us.

         WE HAVE INCURRED SUBSTANTIAL OPERATING DEFICITS SINCE INCEPTION AND MAY CONTINUE TO INCUR LOSSES IN THE FUTURE. To date, our revenue from component and equipment sales has not been adequate to cover research and development costs for proprietary products under development, marketing costs, operating and overhead costs, and substantial costs incurred in ongoing litigation. Revenue from our old business model of selling nonproprietary medical equipment and components has declined in recent fiscal quarters, and no sales of our proprietary 3D medical imaging product currently under development have yet been made, since it is still in the prototype phase. We do not have sufficient cash flow from our current operations to enable us to maintain or grow our business. We must raise additional capital in the future to continue to operate our businesses. Failure to secure adequate capital will hinder 'our growth and may jeopardize us as a going concern.

         IF WE DO NOT GENERATE SIGNIFICANT ADDITIONAL REVENUE WE WILL CONTINUE TO RECEIVE A GOING CONCERN QUALIFICATION IN OUR audit. Our financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. We do not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. We are actively seeking new investors.

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

         IF WE ARE REQUIRED BY THE FOOD AND DRUG ADMINISTRATION TO CONDUCT CLINICAL TRIALS FOR OUR 3D MEDICAL IMAGING TECHNOLOGY AND DEVICE, THE ADDITIONAL COST AND TIME INCURRED BEFORE WE RECEIVE APPROVAL FROM THE FOOD AND DRUG ADMINISTRATION FOR THE COMMERCIAL SALE AND USE OF OUR DEVICE COULD BE SUBSTANTIAL AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS. On October 28, 2010, we received a letter from the Food and Drug Administration responding to our 501(k) application for clearance of our 3D medical imaging technology and device. In our application to the Food and Drug Administration we stated that our medical device is substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976 and therefore should be approved for commercial sale and use as a Class II device, without the necessity for clinical trials. The Food and Drug Administration responded by rejecting our position that our medical device is substantially equivalent to such prior devices, citing several deficiencies in our submission. We plan to refile our application to the Food and Drug Administration in the near future to again seek Class II approval, in which we will endeavor to address the deficiencies. We have engaged special outside professional counsel to assist us with the preparation and submission of our next filing with the Food and Drug

Administration. While we disagree with the Food and Drug Administration's position and we plan to refile our application with additional information supporting our application for clearance, we cannot assure that such approval will be obtained or that we may not ultimately be required to file our application under Class III where clinical trials would be required, significantly delaying or preventing our device from being approved for commercial sale and use.

         OUR BUSINESS MAY BE ADVERSELY AFFECTED BY COMPETITION. The diagnostic medical imaging industry is characterized by intense competition. We are subject to competition from other firms, many of which have greater financial resources, more recognition, more management experience, and longer operating histories than we have. We cannot assure that we will be able to compete successfully or profitably in the diagnostic medical imaging business.

          WE MAY NOT ACHIEVE THE REVENUE PREDICTED BY US IN OUR BUSINESS MODEL. We plan to implement a business model that calls for us to sell medical diagnostic imaging devices, based on our proprietary technology. We will incur substantial operating losses until such time as we are able to generate revenues from the sale of these products. We cannot assure that businesses and customers will adopt our products and technology in the volume that we project, or that businesses and prospective customers will agree to pay the prices that we propose to charge. In the event our customers resist paying prices at the rate we propose, our financial conditions and results of operations will be materially and adversely affected.

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

         WE MUST ADAPT QUICKLY TO CHANGES IN TECHNOLOGY. Medical diagnostic imaging is a rapidly evolving technology. We must keep abreast of this technological evolution. To do so, we must continually improve the performance, features and reliability of our medical imaging equipment and related products. If we fail to maintain a competitive level of technological expertise, then we will not be able to compete in our market.

         OUR INABILITY TO RESPOND TIMELY TO TECHNOLOGICAL ADVANCES COULD HAVE AN ADVERSE AFFECT ON OUR BUSINESS. We must be able to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We can offer no assurance that we will be able to successfully use new technologies effectively or adapt our products in a timely manner to a competitive standard. If we are unable to adapt in a timely manner to changing technology, market conditions or customer requirements, then we may not be able to successfully compete in our market.

         WE MAY NOT BE ABLE TO REPAY OUR INDEBTEDNESS. We have substantial indebtedness to related parties and to unaffiliated third parties, as disclosed in more detail in our reports, financial statements and notes to financial statements filed with the Securities and Exchange Commission. The indebtedness includes outstanding indebtedness owed by us to our Chief Executive Officer, payable on demand. We cannot assure that we will be able to repay all or any of our indebtedness, or that the indebtedness does not and will not continue to have a material adverse impact on our financial condition, operating results and business performance, including but not limited to our ability to continue as a going concern.

         WE CANNOT ASSURE THAT WE WILL ACHIEVE PROFITABILITY. We cannot assure that we will be able operate profitability in the future. Profitability, if any, will depend in part upon our ability to successfully develop, obtain FDA approval, and market our proprietary medical diagnostic imaging technology, and other products and services. We may not be able to successfully transition from our current stage of business to a stabilized operation having sufficient revenues to cover expenses. While attempting to make this transition, we will be subject to all the risks inherent in a small business, including the needs to adequately service and expand our customer base and to maintain and enhance our current services. Our future profitability will be affected by all the risk factors described herein.

         WE ARE EXPOSED TO VARIOUS POSSIBLE CLAIMS RELATING TO OUR BUSINESS AND OUR INSURANCE MAY NOT FULLY PROTECT US. We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. We generally do not maintain theft or casualty insurance and has modest liability and property insurance coverage, along with workmen's compensation and related insurance. However, should uninsured losses occur, our shareholders could lose their invested capital.

         WE MAY FACE ADDITIONAL LITIGATION IN THE FUTURE. We have had a substantial amount of litigation. The adverse resolution of such litigation to us could impair our ability to continue in business if judgment holders were to seek to liquidate our business through levy and execution. We have incurred and may continue to incur substantial legal fees and costs in connection with past and possibly future litigation. If we fail in our payment schedule, or fail in our defense to future pending actions, or become subject to a levy and execution on our assets and business, we could be forced to liquidate or to file for bankruptcy and be unable to continue in our business. Investors who purchase shares of our common stock will be subject to the risk of total loss if the risks described herein are realized, because there may be insufficient assets with which to pay our debts, which would leave shareholders with no recovery.

         WE DO NOT HAVE ANY INDEPENDENT DIRECTORS. Currently, the only members of our board of directors are Dean Janes, Xavier Aguilera, and Christopher Sohn. None of these directors is considered an "independent director," as defined under the rules and regulations of the Securities and Exchange Commission. Therefore, all decisions of the board of directors will be made by persons who are not considered independent directors.

         THE LOSS OF THE SERVICES OF ANY OR OUR MANAGEMENT OR KEY EXECUTIVES COULD ADVERSELY AFFECT OUR BUSINESS. Our success is substantially dependent on the performance of our executive officers and key employees. The loss of an officer or director of Imaging3 would have a material adverse impact on us. We will generally be dependent upon our executive officers, Dean Janes, Christopher Sohn, and Xavier Aguilera, for the direction, management and daily supervision of our operations.

         THE RELATIONSHIP OF OUR MANAGEMENT TEAM TO US COULD CREATE CONFLICTS OF INTEREST. The relationship of management to us creates conflicts of interest. We lease our executive offices from our chief executive officer pursuant to a lease that was not determined at arm's length. Management's compensation from us has not been determined pursuant to arm's-length negotiation. Management believes that it will have the resources necessary to fulfill its management obligations to all entities for which it is responsible.

         OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY IS UNCERTAIN. We have applied to the U.S. Patent and Trademark Office to register "Imaging3" as a service mark and as a trademark. There are no assurances that these applications will be approved and the registrations granted or that any other person will not challenge the registration or attempt to infringe upon our marks. If we are unable to protect our rights to our trademarks or if such marks infringe on the rights of others, our business would be materially adversely affected.

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

         OUR MEDICAL DIAGNOSTIC IMAGING DEVICES ARE SUBJECT TO GOVERNMENT REGULATION. Under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, all medical devices are classified by the Food and Drug Administration into one of three classes. A Class I device is subject only to certain controls, such as labeling requirements and manufacturing practices; a Class II device must comply with certain performance standards established by the FDA; and a Class III device must obtain pre-market approval from the FDA prior to commercial marketing. We must receive Class II approval to market our real time 3D medical diagnostic imaging devices. We cannot be certain when, if ever, we will receive this approval. In the absence of FDA approval, we will not be able to market or sell our proprietary diagnostic medical imaging device, resulting in a material adverse impact to our potential operating results and financial condition. Other laws and regulations may be adopted in the future that address the manufacture, sale and use of medical diagnostic imaging devices that could adversely affect our business.

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

         IF OUR STOCK PRICE CONTINUES TO BE VOLATILE THERE IS A RISK OUR STOCK PRICE COULD DECLINE. Our stock price has been volatile. The stock market in general has been extremely vulnerable and management cannot promise that the price of our common stock on the OTC Bulletin Board will not decline. We may register more shares of our stock in the future, potentially increasing the supply of free trading shares and possibly exerting downward pressure on our stock price.

         SHAREHOLDERS WILL EXPERIENCE DILUTION IN THEIR OWNERSHIP OF US AND WE MAY NOT RECEIVE PROCEEDS FROM THE EXERCISE OF WARRANTS ISSUED BY US IN CONJUNCTION WITH OUR RECENT PRIVATE PLACEMENT. We recently completed a private placement with two institutional investors for the sale of common stock and warrants for $1,000,000. The investment banking firm which acted as the placement agent for us in the transaction also received warrants with terms similar to those issued to the investors. Pursuant to the terms of the placement we agreed to file a registration statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission covering the resale of the common stock and the common stock underlying the warrants. These warrants may be exercised on a cashless basis because the registration statement covering them was not declared effective within 120 days of the closing which occurred on October 12, 2010, so we may not receive any proceeds from the exercise of these warrants. Furthermore, if these warrants are not exercised we will not receive any proceeds from them. If all of these warrants are exercised, the issuance of additional shares of common stock would dilute shareholders' ownership in us.

ITEM 2. PROPERTIES
------------------

         We currently maintain our administrative offices and production facility at 3200 W. Valhalla Drive, Burbank, California 91505. This facility contains 10,600 square feet of space, and we currently pay rent at a rate of $1.05 per square foot, gross.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         We may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time is considered to be material to our business or financial condition.

ITEM 4. [REMOVED AND RESERVED]
------------------------------

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

COMMON STOCK

         Our common stock trades on the OTC Bulletin Board Market under the symbol "IMGG." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

            YEAR ENDED DECEMBER 31, 2009            HIGH               LOW
  ---------------------------------------           --------           -------
  First Quarter ended March 31, 2009                $0.065             $0.055
  Second Quarter ended June 30, 2009                $0.045             $0.04
  Third Quarter ended September 30, 2009            $0.05799           $0.048
  Fourth Quarter ended December 31, 2009            $0.76              $0.715

            YEAR ENDED DECEMBER 31, 2010            HIGH               LOW
  ---------------------------------------           --------           -------
  First Quarter ended March 31, 2010                $0.705             $0.67
  Second Quarter ended June 30, 2010                $0.41              $0.371
  Third Quarter ended September 30, 2010            $0.299             $0.28
  Fourth Quarter ended December 31, 2010            $0.16              $0.151


         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         As of March 7, 2011, there were approximately 263 record holders of our common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of March 7, 2011, there were approximately 380,420,723 shares of our common stock outstanding on record.

DIVIDENDS

         We have not declared or paid any cash dividends on our common stock and do not anticipate paying dividends for the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

         We have not yet, but may in the future, establish a management stock option plan pursuant to which stock options may be authorized and granted to our executive officers, directors, employees and key consultants. In the event we establish the stock option plan, we expect to authorize approximately 16,000,000 shares or more for future issuance.

WARRANTS

         As of December 31, 2010, we had 13,990,829 warrants to purchase 13,990,829 shares of our common stock outstanding, (a) 4,587,157 of which are exercisable at a price of $0.2725 per share for a period of five (5) years from the date of issuance, (b) 4,587,157 of which are exercisable at a price of $0.218 per share for a period of 18 months from the date of issuance, (c) 4,587,157 of which are exercisable at a price of $0.2725 per share for a period of five (5) years from the date of issuance, exercisable only to the extent that the warrants described in (b) of this paragraph are exercised, and (d) 229,358 of which are exercisable at a price of $0.31 per share for a period of five years from the date of issuance. The number of shares issuable upon the exercise of the warrants described in (a), (b), and (c) of this paragraph and the exercise prices of the warrants described in (a), (b), and (c) of this paragraph may be adjusted pursuant to the full-ratchet anti dilution provisions contained in those warrants. They may be exercised on a cashless basis except the 229,358 warrants described above in subparagraph (d).

UNREGISTERED ISSUANCE OF EQUITY SECURITIES

         The following is a list of the issuance of securities by us during the fiscal year ending December 31, 2010 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, the proceeds of which were generally used for working capital or services:

NUMBER OF SHARES  DOLLAR AMOUNT   SERVICES OR OTHER              EXEMPTION FROM
                 OF CONSIDERATION   CONSIDERATION   DATE OF SALE  REGISTRATION
---------------- ---------------- ----------------- ------------ --------------
   4,587,157        $1,000,000          None        October 2010   Rule 506 of
                                                                  Regulation D


ITEM 6. SELECTED FINANCIAL DATA.
-------------------------------

The following selected financial data has been derived from our audited financial statements. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere herein.

                                                                    TWELVE MONTHS ENDED DECEMBER 31
                                                                    -------------------------------
                                                     2010           2009        2008        2007          2006
                                                     ----           ----        ----        ----          ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

  RESULTS IN OPERATIONS
  Revenues.......................................... $   1,177      $ 1,365    $   1,756    $ 1,323      $ 1,386
  Cost of revenues..................................       532          700          662        910          677
  Other expenses....................................       100           -0-          -0-        -0-         255
       Total expenses...............................     2,567        2,592        2,279      2,465        3,009
  Net loss..........................................    (4,200)      (1,911)        (907)    (2,061)      (2,122)
  Net loss attributable to common stockholders......    (4,200)   $  (1,911)   $    (907)   $(2,061)     $(2,122)
  Net loss per common share --- basic............... $   (0.00)     $ (0.01)   $   (0.00)   $ (0.01)     $ (0.01)
  Net loss per common share --- diluted............. $   (0.00)     $ (0.01)   $   (0.00)   $ (0.01)     $ (0.01)

                                                                            AS OF DECEMBER 31
                                                                            -----------------
                                                      2010           2009        2008        2007          2006
                                                      ----           ----        ----        ----          ----
                                                                             (IN THOUSANDS)
  FINANCIAL CONDITION(1)
  Property and equipment, net.......................  $     19       $   27    $      24    $    19      $    33
  Total assets......................................       593        1,193          542        294          692
  Long term obligations(2)..........................        -0-          -0-          -0-        -0-          -0-
  Stockholders' Deficit.............................    (4,809)      (1,611)      (2,923)    (3,418)      (2,955)

----------------------
     (1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Liquidity and Capital Resources."

     (2) Long term obligations would include secured loans less current portion, convertible debt less current portion, estimated fair value of derivatives embedded within convertible debt, deferred rent and other liabilities, deferred revenue less current portion, capital lease obligations less current portion and notes payable less current portion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND CONDITION RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CAUTIONARY STATEMENTS

         This Form 10-K contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Imaging3, Inc.'s financial condition, results of operations and business. These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

          (a)  volatility or decline of our stock price;

          (b)  potential fluctuation in quarterly results;

          (c)  our failure to earn revenues or profits;

          (d) inadequate capital to continue the business and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

          (e)  failure to commercialize our technology or to make sales;

          (f)  changes in demand for our products and services;

          (g)  rapid and significant changes in markets;

          (h) litigation with or legal claims and allegations by outside parties, causing us to incur substantial losses and expenses;

          (i)  insufficient revenues to cover operating costs;

          (j) failure to obtain FDA approval for our new medical scanning device, which is still in its prototype stage.

         We cannot assure that we will be profitable. We may not be able to develop, manage or market our products and services successfully. We may not be able to attract or retain qualified executives and technology personnel. We may not be able to obtain customers for our products or services. Our products and services may become obsolete. Government regulation may hinder our business. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants, and stock options, and other convertible securities.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-K. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may make. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with our financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties.

CURRENT OVERVIEW

         In February 2002, a fire destroyed our manufacturing facility and headquarters building along with our entire inventory, all office equipment and internal infrastructure. Rebuilding our inventory and entire infrastructure continues to this day. The amount of insurance received from this fire was approximately $2,400,000, which was inadequate to replace inventory and rebuild the necessary assets and infrastructure required to be rebuilt over eight years of prior business. Several employees were let go and offices in San Diego, Arizona, Washington and Florida were closed, which lowered administrative expenses but negatively impacted revenue and income as well. Although we have made significant strides, we continue on the path of rebuilding.

         Our efforts have been to market our refurbished equipment. The sales and revenues from service and parts are either from extended warranty purchases at the time of purchase of the refurbished equipment, or service contracts and time and material revenue realized upon warranty expiration, the majority of which is realized one year from equipment purchase as warranties expire. Equipment sales usually have a one year warranty of parts and service. After a one year period, we contact the buyer to initiate the sale of a new warranty contract for one year. These funds are accrued over a one year period and revenue is recognized quarterly.

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

         On October 28, 2010, we received a letter from the United States Food and Drug Administration responding to our application to the FDA for clearance of our 3D medical imaging technology and device. In our application to the FDA under Section 510(k) of the applicable federal legislation, we stated that our medical device is substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976 and therefore should be approved for commercial sale and use as a Class II device, without the necessity for clinical trials. The FDA responded by rejecting our position that our medical device is substantially equivalent to such prior devices. We disagree with the FDA's position and plan to re-file our application with additional information supporting our application for clearance.

         Upon receipt of the deficiency letter from the FDA denying our application to market our Dominion DViS product in the United States, we decided to hire a professional independent consulting firm with expertise in FDA filings and their resolution. Since the process has taken longer than management anticipated, management felt it prudent to engage outside consultants with sufficient experience to assist us in the process. Upon review and discussion of its FDA application and response letters with the consultants, our management feels confident in their ability to assist us with the preparation and follow-up of the re-filing of our 510(k) application.

         While we remain confident of eventually achieving FDA approval of our medical device as a Class II device, we cannot assure that such approval will be obtained or that we may not ultimately be required to file it under Class III where clinical trials would be required.

         In the absence of FDA approval for our medical device, we currently do not and cannot rely upon it as a future source of sales and revenue. We are subject to the uncertainty of not knowing whether or when our proprietary medical device will be approved and can be sold. Under those circumstances, management believes that we will continue our current trend of incurring operating losses, possibly requiring us to raise additional capital or financing from outside sources. We cannot assure that we will be able to raise sufficient capital or financing to maintain our business while we are incurring operating losses, and we cannot assure that we will become profitable if our proprietary medical device is approved by the FDA.

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

         REVENUE RECOGNITION. We recognize revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). We recognize revenue upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. We accrue for warranty costs, sales returns, and other allowances based on our experience. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations. We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement. This is a critical policy, because we want our accounting to show only sales that are "final" with a payment arrangement. We do not make consignment sales or inventory sales subject to a "buy back" or return arrangement from customers. Equipment sales usually have a one year warranty of parts and service. After a one year period, we contact the buyer to initiate the sale of a new warranty contract for one year. These funds are accrued over a one year period and revenue is recognized quarterly.

         Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer's needs ranging from five days to six months. The rental revenues were insignificant in the twelve month periods ended December 31, 2010 and 2009. Written rental or operating leaseagreements are used in all instances.

         DERIVATIVE LIABILITY. The calculation of derivative liability arising from the Series A, Series B, and Series C Warrants issued by us in a private placement on October 15, 2010 is based on the full ratchet anti-dilution provisions in those warrants, and the assumptions made in the valuation analysis prepared for us by an outside professional consulting firm. These full ratchet provisions may result in the "reset" of the warrant exercise prices. The factors and assumptions utilized in the valuation analysis include the terms and conditions in the warrants, the market price of our common stock, our stock price volatility, an interest rate factor, and the probability of a future financing during the terms of the warrants that would result in an adjustment for the benefit of warrant holders and at our expense.

         STOCK-BASED COMPENSATION. We record stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. The terms of our performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. For performance share unit awards granted prior to 2008, the actual amount of any stock award earned is based on our earnings per share growth as measured in accordance with its Amended and Restated Employee Long-Term Incentive Plan ("ELTIP") for the performance period compared to that of a peer group of companies. Beginning with performance share unit awards granted in 2008, the performance measure for these awards will be based on the compound annual growth rate of our earnings per share from continuing operations over a three year period. Stock-based compensation expense associated with performance share units is recognized based on management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. The compensation expected to be earned is recognized as compensation cost in earnings in the period of the revision.

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

         The fire in 2002 incinerated our inventory, so we did not have to deal with significant amounts of obsolete inventory for a period of time. Recently, however, it was necessary to impair approximately $166,037 of inventory for the twelve month period ending December 31, 2010. Our procedure is now to maintain only limited inventory, based on our experience in service and repair, necessary for current service and repair contracts or orders anticipated within the following 60 days. We have supply relationships with long term suppliers to provide additional parts on an as needed, prompt basis for the vast majority of repair and service parts, so obsolescence is no longer a factor in our business. We have not recorded any material amounts as charges to obsolescence since the fire in 2002 destroyed our warehouse.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2009.

         We had revenues for the year ended December 31, 2010 of $1,177,473 as compared to $1,364,892 for the year ended December 31, 2009, which represented a 14% decrease. The decrease in sales was attributed directly to a decrease in equipment sales for this period. Our rental revenue has been a little more than 1% of our total revenue in the past two years and is recognized over the term of the lease agreement. Rental revenues are only deemed earned as collected.

         Our cost of revenue was $532,157 for the year ended December 31, 2010 as compared to $700,248 for the year ended December 31, 2009, which represents a decrease of $168,091 or 24%. This decrease resulted directly from decreased costs for equipment, parts, sales and services. Our gross profit margin for the year ended December 31, 2010 was $645,316 as compared to $664,644 for the year ended December 31, 2009, a 2.7% decrease. This is due to decreased revenue and increased costs in 2010. Our total operating expenses increased in 2010 to $2,566,530 for the year as opposed to $2,592,358 for the year ended December 31, 2009, an increase of 2% due to increased general and administrative expenses. The taxes account was impacted by other taxes that decreased as evidenced by decreased sales to clients in the State of California, which reduced taxes owed to the State Board of Equalization and to the County of Los Angeles. The net overall decrease in utilities to the Burbank Department of Water and Power was a result of satisfying most of the debt owed to the City, which mistakenly read only one meter rather than two meters. Once the City realized its mistake, it quickly assessed us the difference for the period and arranged a workout with an advance for payment of the difference. Our net loss for the fiscal year ending December 31, 2010 was $4,200,621 as compared to $1,912,064 for the fiscal year ending December 31, 2009. This decrease in loss is attributed directly to Gain/Loss on change of Derivative Liability account.

         At December 31, 2010, we had a balance due to our chief executive officer amounting to $520,328 for the amount borrowed by us. This amount is due on demand, secured and interest free.

         We filed our tax return for 2000 as an S-corporation and changed our status to a C-corporation effective August 1, 2001. Under current accounting guidance, deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. We have recorded insignificant liabilities of $800 per year for income taxes due to adjustments as a result of the conversion from an S-corporation to a C-corporation for tax purposes. The provision for income taxes was recorded for the state minimum tax of $800 imposed on corporations. (See Note 7 in financial statements for year ended December 31, 2010.)

         We expect the trend of operating losses by us to continue into the future at the current or greater rate as we spend money on product development and marketing. We cannot assure that we can achieve profitability. We do not expect litigation against us to expand as evidenced by the significant drop in activity in this area, and believe litigation is on a decreasing trend, although we can give no assurances in relation to future litigation.

         In 2010, we spent and recorded $220,163 for research and development of our patented technology, which includes software design, mechanical design and the manufacturing of the prototype. Costs for individuals employed by Imaging3 are absorbed in normal operating expenses and are not separated into different categories at this time for simplicity.

LIQUIDITY AND CAPITAL RESOURCES

         Our total current assets decreased from $1,134,654 as of December 31, 2009 to $543,089 as of December 31, 2010, a difference of $591,565 or 52%. The cash account as of December 31, 2010 was $367,578, a decrease of $265,865 compared to December 31, 2009.

         Our total current liabilities increased to $5,402,858 as of December 31, 2010 from $2,803,127 as of December 31, 2009. This increase is due in large part to the Derivative Liability account of $2,243,466 reported for the first time. The Derivative Liability account derives from the Series A, Series B, and Series C Warrants issued by us in a private placement on October 15, 2010.

         During the year ended December 31, 2010, we used $1,700,427 of cash for operating activities, as compared to $1,890,414 during the year ended December 31, 2009. Cash provided by financing activities during the year ended December 31, 2010 was $1,434,562, as compared to $2,450,410 during the year ended December 31, 2009.

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

         Our cost of revenue was $700,248 for the year ended December 31, 2009 as compared to $662,232 for the year ended December 31, 2008, an increase of $38,016 or 6%. This increase resulted directly from increased costs for equipment, parts, sales and services. Our gross profit margin for the year ended December 31, 2009 was $664,644 as compared to $1,093,521 for the year ended December 31, 2008, a 64% decrease. This is due to decreased revenue and increased costs in 2009. Our total operating expenses increased in 2009 to $2,592,358 for the year as opposed to $2,278,720 for the year ended December 31, 2008, an increase of 13% due to increased general and administrative expenses. Outside consulting expenses decreased by $176,696. Overall professional fees have increased by $12,621 or 30%. The increase in auto expense was caused primarily by the increased impact of the overall gasoline price increases for the year. Travel and entertainment expenses decreased by $11,416. The taxes account was impacted by other taxes that decreased as evidenced by decreased sales to clients in the State of California, which reduced taxes owed to the State Board of Equalization and to the County of Los Angeles. The net overall decrease in utilities to the Burbank Department of Water and Power was a result of satisfying most of the debt owed to the City, which mistakenly read only one meter rather than two meters. Once the City realized its mistake, it quickly assessed us the difference for the period and arranged a workout with an advance for payment of the difference. Our net loss for the fiscal year ending December 31, 2009 was $1,912,064 as compared to $906,928 for the fiscal year ending December 31, 2008. This increased loss is attributed directly to decreased sales, increased cost of goods sold and higher operating cost.

         At December 31, 2009, we had a balance due to our chief executive officer amounting to $50,766 for the amount borrowed by us. This amount is due on demand, secured and interest free.

         We filed our tax return for 2000 as an S-corporation and changed our status to a C-corporation effective August 1, 2001. Under current accounting guidance, deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. We have recorded insignificant liabilities of $800 per year for income taxes due to adjustments as a result of the conversion from an S-corporation to a C-corporation for tax purposes. The provision for income taxes was recorded for the state minimum tax of $800 imposed on corporations. (See Note 7 in financial statements for year ended December 31, 2009.)

         We expect the trend of operating losses by us to continue into the future at the current or greater rate as we spend money on product development and marketing. There is no assurance we can achieve profitability. We do not expect litigation against us to expand as evidenced by the significant drop in activity in this area, and believe litigation is on a decreasing trend, although we can give no assurances in relation to future litigation.

         In 2009, we spent and recorded $74,693 for research and development of our patented technology, which includes software design, mechanical design and the manufacturing of the prototype. Costs for individuals employed by Imaging3 are absorbed in normal operating expenses and are not separated into different categories at this time for simplicity.

LIQUIDITY AND CAPITAL RESOURCES

         Our total current assets increased from $487,484 as of December 31, 2008 to $1,134,654 as of December 31, 2009, a difference of $647,170 or 132%.
The cash account as of December 31, 2009 was $633,443, an increase of $73,447 compared to December 31, 2008. This is due in large part to the increase in the sale of Company shares during this period.

         Our total current liabilities decreased to $2,803,127 as of December 31, 2009 from $3,465,597 as of December 31, 2008. This decrease is due in large part to the payment of accrued litigation settlements as well as the liquidation of accounts payable and payments of money owed to our chief executive officer.

         During the year ended December 31, 2009, we used $1,890,414 of cash for operating activities, as compared to $1,557,399 during the year ended December 31, 2008. Cash provided by financing activities during the year ended December 31, 2009 was $2,450,410, as compared to $1,651,544 during the year ended December 31, 2008.

GOING CONCERN QUALIFICATION

         We have incurred significant losses from operations, and such losses are expected to continue. Our auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2010. In addition, we have limited working capital. The foregoing raises substantial doubt about our ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. We cannot guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available it will be on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" may make it substantially more difficult for us to raise capital.

OFF-BALANCE SHEET ARRANGEMENTS

         None.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------



                                 IMAGING3, INC.

                              FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008


                                    CONTENTS


Reports of Independent Registered Public
 Accounting Firms............................................................29

Balance Sheets as of December 31, 2010 and 2009..............................32

Statements of Operations for the years ended
 December 31, 2010, 2009, and 2008...........................................33

Statement of Changes in Stockholders' Deficit for the years ended
 December 31, 2010, 2009, and 2008...........................................34

Statements of Cash Flows for the years ended
 December 31, 2010, 2009, and 2008 ..........................................35

Notes to Financial Statements ...............................................36

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Imaging3, Inc.
Burbank, California

We have audited the accompanying balance sheets of Imaging3, Inc. (the "Company") as of December 31, 2010 and 2009 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. The financial statements for the year ended December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging3, Inc. as of December 31, 2010 and 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Imaging3, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2011 expressed an adverse opinion thereon.

For the year ended December 31, 2009, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.


/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 6, 2011

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Imaging3, Inc.

We have audited Imaging3, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Imaging3, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity's financial statements will not be prevented, or detected and corrected on a timely basis. The following material weaknesses have been identified:

          -    There is a lack of segregation of duties
          -    The company does not have an independent board of directors
          - The monthly closing and review process performed by the company does not ensure that all material adjustments are incorporated in the financial statements

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Imaging3, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in internal control-integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Imaging3, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2010 of Imaging3, Inc. and our report dated March 6, 2011 expressed an unqualified opinion thereon, except for an explanatory paragraph expressing our substantial doubt about Imaging3, Inc.'s ability to continue as a going concern.

/s/ M&K CPAS, PLLC
WWW.MKACPAS.COM
Houston, Texas
March 6, 2011

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficit accumulated at December 31, 2008 of $10,687,106 including a net loss of $906,928 for the year ended December 31, 2008. These factors as discussed in Note 12 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company, Inc.


CERTIFIED PUBLIC ACCOUNTANTS


Los Angeles, California
February 24, 2009

                                                    IMAGING3, INC.
                                                    BALANCE SHEETS
                                      AT DECEMBER 31, 2010 AND DECEMBER 31, 2009


                                                                                    12/31/2010          12/31/2009
                                                                                 -----------------   -----------------

                                                         ASSETS



CURRENT ASSETS:
Cash and cash equivalents                                                        $        367,578    $        633,443
Accounts receivable, net                                                                   26,937             220,938
Inventory, net                                                                            127,947             249,996
Prepaid expenses                                                                           20,625              30,277
                                                                                 -----------------   -----------------
   Total current assets                                                                   543,087           1,134,654

PROPERTY AND EQUIPMENT, net                                                                19,029              26,852

OTHER ASSETS                                                                               31,024              31,024
                                                                                 -----------------   -----------------
   Total assets                                                                  $        593,140    $      1,192,530
                                                                                 =================   =================

                                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                                                 $        249,641    $        137,145
Accounts payable-related party                                                                  -              16,092
Accrued expenses                                                                        2,191,643           2,253,079
Deferred revenue                                                                          135,530             144,408
Equipment deposits                                                                         62,250             201,637
Due to an officer                                                                         520,328              50,766
Derivative liability                                                                    2,243,466                   -
                                                                                 -----------------   -----------------
   Total current liabilities                                                            5,402,858           2,803,127

STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized shares 500,000,000;
380,420,723 and 375,709,898 issued and outstanding
at December 31, 2010 and December 31, 2009, respectively                               11,990,073          10,988,573
Accumulated deficit                                                                   (16,799,791)        (12,599,170)
                                                                                 -----------------   -----------------
   Total stockholders' deficit                                                         (4,809,718)         (1,610,597)
                                                                                 -----------------   -----------------
   Total liabilities and stockholders' deficit                                   $        593,140    $      1,192,530
                                                                                 =================   =================















   The accompanying notes form an integral part of these financial statements

                                                     IMAGING3, INC.
                                                STATEMENTS OF OPERATIONS
                                  FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

                                                                      2010               2009              2008
                                                                 ----------------   ----------------  ----------------
  NET REVENUES                                                   $     1,177,473    $     1,364,892   $     1,755,754

  COST OF GOODS SOLD                                                     532,157            700,248           662,232
                                                                 ----------------   ----------------  ----------------
  GROSS PROFIT                                                           645,316            664,644         1,093,522

  OPERATING EXPENSES
  General and administrative expenses                                  2,466,929          2,509,257         2,278,720
  Impairment                                                              99,601             83,101                 -
                                                                 ----------------   ----------------  ----------------
  Total operating expense                                              2,566,530          2,592,358         2,278,720
                                                                 ----------------   ----------------  ----------------
  LOSS FROM OPERATIONS                                                (1,921,214)        (1,927,714)       (1,185,198)

  OTHER INCOME (EXPENSE):
  Interest expense                                                       (55,151)           (52,366)          (51,790)
  Other income                                                            20,010              6,816           330,860
  Gain on legal settlement                                                     -             62,000                 -
  Gain on change in derivative liability                              (2,243,466)                 -                 -
                                                                 ----------------   ----------------  ----------------
     Total other income (expense)                                     (2,278,607)            16,450           279,070
                                                                 ----------------   ----------------  ----------------

  LOSS BEFORE INCOME TAX                                              (4,199,821)        (1,911,264)         (906,128)

  PROVISION FOR INCOME TAXES                                                 800                800               800
                                                                 ----------------   ----------------  ----------------
  NET LOSS                                                       $    (4,200,621)   $    (1,912,064)  $      (906,928)
                                                                 ================   ================  ================

  BASIC AND DILUTED NET LOSS PER SHARE                           $             -    $          0.01   $             -
                                                                 ================   ================  ================

  BASIC AND DILUTED WEIGHTED AVERAGE                                 376,722,905        294,511,622       243,552,012
    COMMON SHARES OUTSTANDING                                    ================   ================  ================











   The accompanying notes form an integral part of these financial statements
                                      -33-

                                                          IMAGING3, INC.
                                                STATEMENT OF STOCKHOLDERS' DEFICIT
                                         FOR THE YEARS ENDED DECEMBER, 2010, 2009 AND 2008

                                                           COMMON STOCK               UNAMORTIZED                      TOTAL
                                                  NUMBER OF                           CONSULTING     ACCUMULATED   STOCKHOLDERS'
                                                   SHARES              AMOUNT            FEES         DEFICIT         DEFICIT
                                            ----------------------  -------------   -------------- --------------  ---------------
Balance on January 1, 2008                            225,562,085   $  6,381,316    $     (18,750) $  (9,780,178)  $   (3,417,612)

Common stock issued for cash                           22,943,634      1,259,072                -              -        1,259,072

Common stock issued for services                        1,418,333        123,383           18,750              -          142,133

Net loss for December 31, 2008                                  -              -                -       (906,928)        (906,928)

                                            ----------------------  -------------   -------------- --------------  ---------------
Balance on December 31, 2008                          249,924,052   $  7,763,771    $           -  $ (10,687,106)  $   (2,923,335)
                                            ======================  =============   ============== ==============  ===============

Common stock issued for cash                          119,934,027      3,197,476                -              -        3,197,476

Common stock offering costs                                     -       (113,622)               -              -         (113,622)

Common stock issued for services                          687,500         34,375                -              -           34,375

Common stock issued for debt conversion                 5,164,319        106,573                -              -          106,573

Net loss for December 31, 2009                                  -              -                -     (1,912,064)      (1,912,064)
                                            ----------------------  -------------   -------------- --------------  ---------------
Balance on December 31, 2009                          375,709,898   $ 10,988,573    $           -  $ (12,599,170)  $   (1,610,597)
                                            ======================  =============   ============== ==============  ===============

Common Stock issued for services                          123,668         36,500                -              -           36,500

Common Stock issued for cash                            4,587,157      1,000,000                -              -        1,000,000

Common Stock offering cost                                      -        (35,000)               -              -          (35,000)

Recognition of derivative liability                             -              -                -              -                -

Net loss for December 31, 2010                                  -              -                -     (4,200,621)      (4,200,621)
                                            ----------------------  -------------   -------------- --------------  ---------------
Balance on December 31, 2010                          380,420,723   $ 11,990,073    $           -  $ (16,799,791)  $   (4,809,718)
                                            ----------------------  -------------   -------------- --------------  ---------------











   The accompanying notes form an integral part of these financial statements

                                                     IMAGING3, INC.
                                                STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

                                                                           2010             2009             2008
                                                                       --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                     $  (4,200,621)   $  (1,912,064)   $    (906,928)
          Adjustments to reconcile net loss to net cash used forr
          operating activities:
             Bad debt expense                                                      -                -           15,000
             Depreciation and amortization                                     7,823           (3,098)          17,910
             Common stock issued for services                                 36,500           34,375          142,133
             Gain on settlement of debt                                            -          (62,000)               -
             Loss on conversion of debt                                            -            6,573                -
             Impairment of inventory                                          99,601           83,101                -
             Loss on change in derivative liability                        2,243,466                -                -
          (Increase) / decrease in current assets:
                     Accounts receivable                                     194,001         (156,789)         (21,769)
                     Inventory                                                22,448           (4,357)        (164,987)
                     Prepaid expenses and other assets                         9,652           (9,129)            (524)
          Increase / (decrease) in current liabilities:
                    Accounts payable                                         112,496          (22,092)         (38,624)
                    Accounts payable-related party                           (16,092)               -                -
                    Accrued expenses                                         (61,436)          44,441         (452,425)
                    Deferred revenue                                          (8,878)          25,356           12,347
                    Equipment deposits                                      (139,387)          85,269         (159,532)
                                                                       --------------   --------------   --------------
            Net cash used for operating activities                        (1,700,427)      (1,890,414)      (1,557,399)
                                                                       --------------   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property, plant, and equipment                               -                -          (22,991)
                                                                       --------------   --------------   --------------
            Net cash used for investing activities                                 -                -          (22,991)
                                                                       --------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Receipts from / (payments to) officer, net                         469,562         (633,444)         392,472
          Proceeds from issuance of common stock, net                        965,000        3,083,854        1,259,072
                                                                       --------------   --------------   --------------
             Net cash provided by financing activities                     1,434,562        2,450,410        1,651,544
                                                                       --------------   --------------   --------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                          (265,865)         559,996           71,154

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                   633,443           73,447            2,293
                                                                       --------------   --------------   --------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                $     367,578    $     633,443    $      73,447
                                                                       ==============   ==============   ==============






   The accompanying notes form an integral part of these financial statements
                                      -35-

                                 IMAGING3, INC.
                          Notes to Financial Statements
                        December 31, 2008, 2009, and 2010


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS
---------------------------------------------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------

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

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had no cash equivalents at December 31, 2010 or 2009.

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

INVENTORIES

Inventories, comprising of finished goods and parts are stated at the lower of cost (first-in, first-out method) or market. Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower. For the year ended December 31, 2010, the Company experienced an impairment of $99,601 of inventory. For the year ended December 21, 2009, the Company experienced an impairment of $83,101 of inventory.

DUE TO OFFICER

At December 31, 2010 and 2009, the Company had balances due to the Chief Executive Officer of the Company of $520,328 and $50,766, respectively, for amounts owed during those years. The amount is due on demand, interest free and is secured by the assets of the Company. Interest is not imputed since a portion of this amount represents unpaid salaries.

                                 IMAGING3, INC.
                          Notes to Financial Statements
                        December 31, 2008, 2009, and 2010


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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the years ended December 31, 2010 and 2009.

EQUIPMENT DEPOSITS

Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balances at December 31, 2010 and 2009 were $62,250 and $201,637, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may be affect the fair values of its financial instruments. The Company utilizes various types of financing to fund our business needs, including common stock with warrants attached and other instruments not indexed to our stock. The Company is required to record its derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815. The Company's only asset or liability measured at fair value on a recurring basis is its derivative liability associated with its warrants to purchase common stock. On October 15, 2010, in conjunction with the Company's issuance of 4,587,157 shares of common stock for cash amounting to $1,000,000, the Company issued 13,761,471 warrants in three series (A, B, and C) each consisting of 4,587,157 common stock warrants, which have exercise prices that are subject to "reset" provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.2725, $0.2180, and $0.2725, respectively. If these provisions are triggered, the exercise price of all their warrants will be reduced. As a result, the warrants are not considered to be solely indexed to the Company's own stock and are not afforded equity treatment.

                                 IMAGING3, INC.
                          Notes to Financial Statements
                        December 31, 2008, 2009, and 2010


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


The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2010 and 2009 on a recurring basis:

DECEMBER 31, 2010
                                                                 Total Gains and
Description            Level 1     Level 2       Level 3            (Losses)
                      ----------- ---------- ----------------- -----------------
Derivative Liability           -          -       (2,243,466)         1,370,623
                      ----------- ---------- ----------------- -----------------
Total                 $        -  $       -  $    (2,243,466)  $      1,370,623
                      =========== ========== ================= =================

DECEMBER 31, 2009

Description            Level 1     Level 2       Level 3        Total Gains and
                                                                   (Losses)
                      ----------- ---------- ----------------- -----------------
Derivative Liability           -          -                 -                 -
                      ----------- ---------- ----------------- -----------------
Total                 $        -  $       -  $              -  $              -
                      =========== ========== ================= =================

                                 IMAGING3, INC.
                          Notes to Financial Statements
                        December 31, 2008, 2009, and 2010


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

Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer's needs ranging from five days to six months. An operating lease agreement is utilized. The rental revenues were insignificant in the twelve month periods ended December 31, 2010, 2009, and 2008. Written rental agreements are used in all instances.

STOCK-BASED COMPENSATION

The Company records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. The terms of the Company's performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. For performance share unit awards granted prior to 2008, the actual amount of any stock award earned is based on the Company's earnings per share growth as measured in accordance with its Amended and Restated Employee Long-Term Incentive Plan ("ELTIP") for the performance period compared to that of a peer group of companies. Beginning with performance share unit awards granted in 2008, the performance measure for these awards will be based on the compound annual growth rate of the Company's earnings per share from continuing operations over a three year period. Stock-based compensation expense associated with performance share units is recognized based on management's best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. The compensation expected to be earned is recognized as compensation cost in earnings in the period of the revision.

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

                                 IMAGING3, INC.
                          Notes to Financial Statements
                        December 31, 2008, 2009, and 2010


BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company had no common stock equivalents or other potentially dilutive securities at December 31, 2009. The effect of the Company's common stock warrants was anti-dilutive at December 31, 2010.

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

                                 IMAGING3, INC.
                          Notes to Financial Statements
                        December 31, 2008, 2009, and 2010


In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, was effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, was effective for the Company on January 1, 2011.

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

3.   ACCOUNTS RECEIVABLE
------------------------

All accounts receivable are trade related. These receivables are current and management believes are collectible except for which a reserve has been provided. The balance of accounts receivable as of December 31, 2010 and 2009 were $26,937 and $220,938, respectively. The reserve amount for uncollectible accounts was $1,375 and$675 as of December 31, 2009 and 2010, respectively.

4.   INVENTORIES
----------------

Inventory was comprised of the following:

                             December 31, 2010        December 31, 2009
                           ---------------------- ----------------------
   Parts inventory         $              19,921  $              41,345
   Finished goods                         79,680                208,651
                           ---------------------- ----------------------
   Total                   $              99,601  $             249,996
                           ====================== ======================

For the periods ending December 31, 2009 and 2010, the Company experienced an impairment of $83,101 and $166,037 respectively in inventory.

                                 IMAGING3, INC.
                          Notes to Financial Statements
                        December 31, 2008, 2009, and 2010


5.   PROPERTIES AND EQUIPMENT
-----------------------------

Net property and equipment were as follows:

                                       December 31, 2010    December 31, 2009
                                     --------------------- ---------------------
   Furniture and office equipment    $             78,695  $             78,695
   Tools and Shop equipment                        54,183                54,183
   Vehicles                                       105,871               105,871
                                     --------------------- ---------------------
                                                  238,749               238,749
   Less accumulated depreciation                 (216,495)             (211,897)
                                     --------------------- ---------------------
   Total                             $             22,254  $             26,852
                                     ===================== =====================

Depreciation expenses were $7,823 and ($3,098) for the years ended December 31, 2010 and 2009, respectively.

6.   ACCRUED EXPENSES
---------------------

Accrued expenses consisted of the following:

                                     December 31,  2010       December 31, 2009
                               -------------------------- ----------------------
    Accrued wages              $                 143,718  $              14,557
    Accrued legal fees                           396,536                401,109
    Accrued prior litigation                   1,641,971              1,662,971
    Other accrued expenses                         9,418                174,442
                               -------------------------- ----------------------
    Total                      $               2,191,643  $           2,253,079
                               ========================== ======================

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

7.   INCOME TAXES
-----------------

For the year ended December 31, 2010, the Company incurred net operating losses for tax purposes of approximately $652,968. The total net operating loss carry forwards of $15,529,431 may be used to reduce taxable income through the year 2028. The availability of the Company's net operating loss carry forwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations of $800. There are no uncertain tax positions requiring disclosure

The components of the net deferred tax asset are summarized below:

                          DECEMBER 31, 2010  DECEMBER 31, 2009 DECEMBER 21, 2008
                          -----------------  ----------------- -----------------
Deferred tax assets
Net operating losses      $       5,280,007 $        4,638,260  $     3,981,000
Less: valuation allowance        (5,280,007)        (4,638,260)      (3,981,000)
                          ----------------- ------------------  ----------------
                          $               - $                -  $             -
                          ----------------- ------------------- ----------------

                                 IMAGING3, INC.
                          Notes to Financial Statements
                        December 31, 2008, 2009, and 2010



The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                                    DECEMBER 31, 2010       DECEMBER 31, 2009       DECEMBER 31, 2008
                                                  ----------------------- ----------------------- ----------------------
Tax expense (credit) at statutory rate-federal              (34)%                   (34)%                  (34)%
State tax expense net of federal tax                         (6)                     (6)                    (6)
Changes in valuation allowance                               40                      40                     40
                                                  ----------------------- ----------------------- ----------------------
Tax expense at actual rate                        $           -           $           -           $          -
                                                  ======================= ======================= ======================

Income tax expense consisted of the following:

                                     2010             2009           2008
                                 --------------   -------------  -------------
Current tax expense:
                                 $           -    $          -              -
Federal
State                                      800             800            800
                                 --------------   -------------  -------------
Total Current                    $         800    $        800            800


Deferred tax credit:
                                 $     212,074    $    657,260        306,000
Federal
State                                   37,425          59,677         51,000
                                 --------------   -------------  -------------
Total deferred                   $     249,499    $    716,937        357,000
Less: valuation allowance             (249,499)       (716,937)      (357,000)
                                 --------------   -------------  -------------
Net Deferred tax credit                      -               -              -
                                 --------------   -------------  -------------
Tax expense                      $         800    $        800            800
                                 ==============   =============  =============

8.   STOCKHOLDERS' EQUITY
-------------------------

COMMON STOCK

During the year ended December 31, 2010, the Company issued 4,587,157 shares of common stock and 13,761,471 warrants to purchase common stock for cash amounting to $1,000,000. Of the 13,761,471 warrants, (a) 4,587,157 are exercisable at a price of $0.2725 per share for a period of five (5) years from the date of issuance, (b) 4,587,157 are exercisable at a price of $0.218 per share for a period of 18 months from the date of issuance, and (c) 4,587,157 are exercisable at a price of $0.2725 per share for a period of five (5) years from the date of issuance, exercisable only to the extent that the warrants described in (b) of this paragraph are exercised. The number of shares issuable upon the exercise of the warrants described in (a), (b), and (c) of this paragraph and the exercise prices of the warrants described in (a), (b), and (c) of this paragraph may be adjusted pursuant to the full-ratchet anti dilution provisions contained in those warrants. These warrants may be exercised on a cashless basis. The Company incurred stock offering cost of $35,000 related to the issuance. The Company also issued to the placement agent 229,358 warrants valued at $89,941 as additional compensation for the stock offering.

During the year ended December 31, 2010, the Company issued 123,668 shares of common stock for consulting services. The expenses amounted to $36,500 based on the Company's closing stock price on the date of grant.

During the year ended December 31, 2009, the Company issued 119,934,027 shares of common stock for cash amounting to $3,197,476.

During the year ended December 31, 2009, the Company issued 687,500 shares of common stock for consulting services. The expenses amounted to $34,375, based on the Company's closing stock price on the date of the grant.

                                 IMAGING3, INC.
                          Notes to Financial Statements
                        December 31, 2008, 2009, and 2010


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

9.   WARRANTS
-------------

During the year ended December 31, 2010, the Company issued 13,990,829 warrants to purchase 13,990,829 shares of common stock, (a) 4,587,157 of which are exercisable at a price of $0.2725 per share for a period of five (5) years from the date of issuance, (b) 4,587,157 of which are exercisable at a price of $0.218 per share for a period of 18 months from the date of issuance, (c) 4,587,157 of which are exercisable at a price of $0.2725 per share for a period of five (5) years from the date of issuance, exercisable only to the extent that the warrants described in (b) of this paragraph are exercised, and (d) 229,358 of which are exercisable at a price of $0.31 per share for a period of five years from the date of issuance. The number of shares issuable upon the exercise of the warrants described in (a), (b), and (c) of this paragraph and the exercise prices of the warrants described in (a), (b), and (c) of this paragraph may be adjusted pursuant to the full-ratchet anti dilution provisions contained in those warrants. They may be exercised on a cashless basis except the 229,358 warrants described above in subparagraph (d)

During the years ended December 31, 2009 and 2008, the Company issued no warrants.

10.  DERIVATIVE LIABILITY
-------------------------

The Company's only asset or liability measured at fair value on a recurring basis is its derivative liability associated with its warrants to purchase common stock. On October 15, 2010, in conjunction with the Company's issuance of 4,587,157 shares of common stock for cash amounting to $1,000,000, the Company issued 13,761,471 warrants in three series (A, B, and C) each consisting of 4,587,157 common stock warrants, which have exercise prices that are subject to "reset" provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.2725, $0.2180, and $0.2725, respectively. If these provisions are triggered, the exercise price of all their warrants will be reduced. As a result, the warrants are not considered to be solely indexed to the Company's own stock and are not afforded equity treatment.

As a result, the Company's outstanding warrants containing exercise price reset provisions were classified as a derivative liability, in accordance with ASC
815. These warrants had exercise prices ranging from $0.85 - $1.27 and expire starting in July 2011. As of October 15, 2010, the fair value of these warrants of $3,614,089 was recognized as an expense and an increase in derivative liability. The change in fair value during the period from October 15, 2010 to December 31, 2010 of $1,370,623 is recorded as a gain on change in fair market value of derivative in the accompanying Statements of Operations.

The Company classifies the fair value of these warrants under level three of the fair value hierarchy of financial instruments. The fair value of the derivative liability was calculated using a Monte Carlo simulation model that values the embedded derivatives based on several inputs, assumptions and probabilities. This model is based on future projections of the various potential outcomes. The embedded derivatives that were analyzed and incorporated into the model included the exercise feature with the full ratchet reset.

                                 IMAGING3, INC.
                          Notes to Financial Statements
                        December 31, 2008, 2009, and 2010


The following inputs and assumptions were used to value the warrants:

     o    The warrant  term is 60 months for series A and C; 9 months for series
          B.
     o The warrant exercise prices were $0.2725 for series A and C; $0.2180 for series B.
     o The computed volatility was 140% and risk free rate of 3.62% for all three series.
     o The probability of the company obtaining future financing was 100% for series A and C; 0% for series B.
     o The series C warrants are only exercisable if the series B warrants are exercised and only in the same percentage as the series B warrants are exercised.
     o The series B warrants are exercisable until the earlier of 18 months following the issuance date or 180 days following the effectiveness of the registration statement covering the securities.
     o Full ratchet anti-dilution includes exercise price adjustment upon subsequent financings at a lower price and an increase in the warrants issued upon an exercise price adjustment.

The following shows the changes in the level three liability measured on a recurring basis for the year ended December 31, 2010:

                Balance at inception,
                 October 15, 2010                   $     3,614,089
                Derivative gain                          (1,370,623)
                                                    ----------------
                Balance, December 31, 2010          $     2,243,466
                                                    ================

11.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
------------------------------------------

The Company prepares its statements of cash flows using the indirect method.

The Company paid income taxes of $800 and interest of $55,151 during the year 2010. The Company paid income taxes of $800 and interest of $52,366 during the year ending December 31, 2009.

The Company paid income taxes of $800 and interest of $51,790 during the year 2008.

12.  GOING CONCERN
------------------

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the years ended December 31, 2009 and 2010, the Company incurred losses of $1,912,064 and $4,200,621, respectively. The Company has an accumulated deficit of $16,799,791 as of December 31, 2010. In addition, the Company had negative cash flow from operating activities amounting to $1,700,427 as of December 31, 2010. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the years ended December 31, 2010 and 2009, toward (i) obtaining additional equity capital (ii) controlling salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods, and (v) increasing marketing and sales. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and

                                 IMAGING3, INC.
                          Notes to Financial Statements
                        December 31, 2008, 2009, and 2010


overhead cost. The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the Chief Executive Officer and Chief Financial Officer. Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense on a monthly basis. Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

13.  COMMITTMENTS
-----------------

The Company has a facility lease agreement effective October 1, 2004 for five years with an option to extend for a 60 month period, which the Company exercised effective October 1, 2009.

Future annual minimum lease commitments, excluding property taxes and insurance, payable at December 31, 2010 are approximately as follows:


              2011                 132,840
              2012                 132,840
              2013                 132,840
              2014                 132,840
                                 ---------
                                 $ 531,360

Rent expenses for the leased facility were $132,840, $126,840 and $120,840 for the years ended December 31, 2010, 2009, and 2008, respectively. The Company exercised its options under the renewal lease agreement during the third quarter of 2009.

14.  CONTINGENCIES & LITIGATION
-------------------------------

Partly in connection with a fire at the Company's facility on or about February 19, 2002, in which the Company's manufacturing, warehouse, and office facilities were substantially destroyed, the Company became engaged in litigation in several courts, all of which have reached judgment or been settled or dismissed. The judgments and settlements are reflected in the liability section of the Company's balance sheet and total $2,191,643 as of December 31, 2010.

The judgments and settlements are reflected in the liability section of the Company's balance sheet and total $1,662,971 as of December 31, 2009.

15.  OTHER INCOME
-----------------

During 2010, the Company recorded $11,651 as miscellaneous income primarily from refunds from the State Board of Equalization and a law firm.

16.  RELATED PARTY TRANSACTION
------------------------------

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

                                 IMAGING3, INC.
                          Notes to Financial Statements
                        December 31, 2008, 2009, and 2010


At December 31, 2010 and 2009, the Company had balances due to the Chief Executive Officer of the Company of $520,328 and $50,766, respectively, for amounts owed during those years. The amount is due on demand, interest free and is secured by the assets of the Company. Interest is not imputed since a portion of this amount represents unpaid consulting fees.

17.  CONCENTRATIONS
-------------------

Three  customers  represent  20%,  19%,  and  11%,  respectively,   of  accounts
receivable as of December 31, 2010. These balances were collected subsequent to December 31, 2010.

Three customers represented 27%, 25%, and 11%, respectively, of the Company's accounts receivable as of December 31, 2009. These balances were collected subsequent to December 31, 2009.

Three customers represented 22%, 18%, and 10%, respectively, of the Company's accounts receivable as of December 31, 2008. These balances were collected subsequent to December 31, 2008.

18.  SUBSEQUENT EVENTS
----------------------

There have been no significant subsequent events from January 1, 2011 through March 14, 2011, the date the financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

         None.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

         1. As of December 31, 2010, we did not maintain effective controls over the control environment. Specifically, the board of directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

         2. As of December 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

         3. As of December 31, 2010 we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

         Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

INDEPENDENT REGISTERED ACCOUNTANT'S INTERNAL CONTROL ATTESTATION

         This annual report includes an attestation report of our public accounting firm regarding our internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORRECTIVE ACTION

         Management plans to make future investments in the continuing education of our accounting and financial staff. Specifically, we plan to seek specific public company accounting training during 2011. Improvements in our disclosure controls and procedures and in our internal control over financial reporting will, however, depend on our ability to add additional financial personnel and independent directors to provide more internal checks and balances, and to provide qualified independence for our audit committee. We believe we will be able to commence achieving these goals once our sales and cash flow grow and our financial condition improves.

ITEM 9B. OTHER INFORMATION
--------------------------

         None.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
----------------------------------------------------------------

         The following table lists our executive officers and directors as of March 7, 2011:

                   NAME                 AGE                     POSITION
         ------------------------       ---           --------------------------
         Dean Janes                     45            Chairman  of the  Board of
                                                      Directors     and    Chief
                                                      Executive Officer

         Xavier Aguilera (1)            62            Executive Vice  President,
                                                      Chief  Financial  Officer,
                                                      Corporate   Secretary  and
                                                      Director

         Christopher Sohn               50            President, Chief Operating
                                                      Officer, and Director
----------------------------
(1)      Member of Audit Committee.

         DEAN JANES has been our chairman and chief executive officer since our inception in October 1993. Mr. Janes founded Imaging Services, Inc. in October 1993 which changed its name to Imaging3, Inc. in 2002. Mr. Janes was the president and chief executive officer of Imaging Services, Inc. from 1993 to 2001, where his responsibilities included business development and overseeing operations, sales and marketing, operations and finance. In 2001 Mr. Janes brought Mr. Christopher Sohn on as president and chief operating officer with

Mr. Janes taking the position of chairman and chief executive officer. His duties remain the same with the exception of directly overseeing operations and finance. Prior to founding Imaging3, Mr. Janes worked for COHR, Center for Health Resources, from 1992 to 1993 as a Senior Field Service Engineer. His job responsibilities included technical support for junior engineers and business development of service contracts and revenues for all makes of medical imaging equipment. From 1991 to 1992, Mr. Janes worked for Toshiba American Medical Corporation, where his job title was National Technical Support Engineer. His primary responsibilities were to assist service engineers throughout the United States with problems and design errors with Cath Labs and Angio Suites. He served as a conduit between Japan and the Service Engineers in the United States. From 1990 to 1991, Mr. Janes worked for OEC Medical Systems, Inc. as a Senior Field Service Engineer, where his responsibilities were to maintain, repair and install c-arms and urology systems in the Southern California area. From 1988 to 1990 Mr. Janes worked for Kaiser Medical Physics as an in-house X-ray Service Engineer for Kaiser Harbor City Hospital. His responsibilities were to maintain and repair medical imaging equipment within the hospital and three outlying clinics. Mr. Janes also served in the United States Army Reserves as a Biomedical engineer, where his service was from 1983 to 1991, with a tour in the first Gulf War from December 1990 to April 1991. He majored in Bio-Medical Electronic Engineering at the University of Colorado Technical Institute (1984-1988). Mr. Janes is the principal inventor of Imaging3 real-time 3D medical diagnostic imaging technology. Mr. Janes is a member of MENSA.

     Mr. Jane's qualifications:

     o Leadership experience - Chairman of the board, founder and chief executive officer of Imaging3 since our inception in October 1993.

     o Finance experience - As founder and chief executive officer, Mr. Janes has supervised our financial management since our inception.

     o Industry experience - Mr. Janes is the founder of Imaging3 who has developed and implemented our business plan since inception, and is managing our submissions to the FDA. He has senior management experience with OEC Medical Systems, Inc., Kaiser Medical Physics, the Center for Health Resources and other firms in the industry.

     o Government experience - Mr. Janes served in the United States Army Reserves as a Biomedical engineer.

     o Technology and education experience - Mr. Janes is an inventor of our proprietary real time 3D medical diagnostic imaging technology, is a member of MENSA, and majored in Bio-Medical Engineering at the University of Colorado Technical Institute.

         XAVIER AGUILERA has been our executive vice president, chief financial officer, and corporate secretary since June 1999 and a director since 2005. Mr. Aguilera's responsibilities include managing our finances, accounting, taxes, credit facilities and interfacing and developing new relationships with banks and other financial institutions. Prior to working for Imaging3, Mr. Aguilera was self-employed as a consultant for Xavier Aguilera & Associates from 1997 to 1999. His responsibilities were to manage and open primary healthcare facilities throughout Southern California. He provided property management, estate planning, credit facility and Import/Export consulting for several businesses in Southern California. From 1995 to 1997, Mr. Aguilera was the chief administrative officer for East Los Angeles Doctors Hospital, where his responsibilities were to manage administrative personnel within the hospital, manage public relations, business development and JCAHO compliance. From 1992 to 1995, Mr. Aguilera was the chief executive officer for El Centro Human Services Corporation, where his responsibilities were to develop and implement a community based mental health facility consisting of eight satellite centers. He managed a $9.4 million budget and a full time staff of 240 employees. From 1990 to 1992, Mr. Aguilera was a deputy director/administrator for Northeast Community Clinic, where his responsibilities were to implement and administer the clinics health programs and oversee operations. From 1988 to 1990, Mr.
Aguilera was self employed as a consultant for finance, management and international finance. He provided these services to banks as well as businesses throughout Southern California. From 1987 to 1988, Mr. Aguilera was vice president of international banking marketing for California Commerce Bank, where his responsibilities were to manage and administer a $14 million portfolio, develop new business in the Southern California with Hispanic businesses and develop business relationships with Northern Mexico businesses and banks. From 1981 to 1987, Mr. Aguilera was an assistant general manager/deputy director for Banco Nacional de Mexico (BANAMEX). He was responsible for $60 million in new deposits as well as new business development and management of commercial and personal lending departments. He holds a bachelor degree in business from California State University at Northridge (1983) and a certificate of medical management from the University of California at Los Angeles (1995).

     Mr. Aguilera's qualifications:

     o Leadership experience - Executive vice president, chief financial officer and corporate secretary of Imaging3 since June 1999 and chairman of the audit committee since 2003.

     o Finance experience - Mr. Aguilera is currently our chief financial officer and had extensive experience in financial management with other companies prior to joining us in June 1999.

     o Industry experience - Mr. Aguilera has over 25 years of financial and management experience in the medical and banking industries.

     o Technology and education experience - Mr. Aguilera has a bachelor degree in business from California State University at Northridge and a certificate of medical management from the University of California at Los Angeles.

         CHRISTOPHER SOHN has been our president and chief operating officer since June 2001 and a director since January 2011. As chief operating officer for Imaging3, Mr. Sohn's responsibilities include developing international sales, marketing and resourcing network, organizing and strategizing with manufacturing companies and researching new sources of products from developing countries for import into the United States, overseeing of business operations and human resources. Prior to working for Imaging3, Mr. Sohn was president and chief executive officer of DMI, Inc. from 1994 to 2000. As chief executive officer for an international trading company of diagnostic medical imaging system, Mr. Sohn's main responsibility was to develop business relationships and dealer networks in Central and South American markets, connecting this with the needs of Asian medical equipment manufactures as well as manufactures in the United States and North America. Mr. Sohn has also organized and participated in more than a dozen medical exhibitions during this period including the Hospitalar (Brazil 1995-2000), and RSNA during the same period. From 2000 to 2001, Mr. Sohn was chief executive officer of ISOL America, Inc., where his responsibilities included starting up an overseas headquarters for the parent company ISOL Korea in the United States as well as setting up a distribution and dealer network in the United States, Central and South America for ISOL's products, which included MRI, Magnetic Resonance Imaging and Bone Desitometry Systems. Mr. Sohn also assisted in our efforts to achieve FDA and UL approval of its products as well as researching manufacturing partners for the assembly and manufacture of ISOL products within the United States. Mr. Sohn majored in biochemistry and computer science at the University of California at Los Angeles (1978-1982).

     Mr. Sohn's qualifications:

     o Leadership experience - President and chief operating officer of Imaging3 since June 2001, and previously president and chief executive officer of DMI, Inc., an international trading company for diagnostic medical imaging systems.

     o Industry experience - Mr. Sohn has organized and participated in more than a dozen medical exhibitions and serves and has served in senior management positions with us and other firms in the medical imaging systems industry.

     o Technology and education experience - Mr. Sohn majored in biochemistry and computer science at the University of California at Los Angeles.

         No officer or director is required to make any specific amount or percentage of his business time available to us. Each of our officers intends to devote such amount of his or her time to our affairs as is required or deemed appropriate by us.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

         Under the California Corporation Code, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his "duty of care." This provision does not apply to the directors' (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director's duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director's duty to the corporation or its shareholders, or

(vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

         The California Corporations Code grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law. These provisions will not alter the liability of the directors under federal securities laws.

         We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our bylaws. These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of Imaging3, arising out of such person's services as a director or officer of Imgagin3, any subsidiary of Imaging3 or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

BOARD COMMITTEES

         Our board of directors has appointed an audit committee. As of March 7, 2011, the sole member of the audit committee is Xavier Aguilera, who may not be considered to be independent as defined in Rule 4200 of the Financial Industry National Regulatory Authority's listing standards. The board of directors has adopted a written charter of the audit committee. The audit committee is authorized by the board of directors to review, with our independent accountants, our annual financial statements prior to publication, and to review the work of, and approve non-audit services performed by, such independent accountants. The audit committee will make annual recommendations to the board for the appointment of independent public accountants for the ensuing year. The audit committee will also review the effectiveness of the financial and accounting functions and our organization, operations and management. The audit committee was formed on August 31, 2003. The audit committee held two meetings during fiscal year ended December 31, 2010.

         Our board of directors does not have a compensation committee so all decisions with respect to management compensation are made by the whole board. Our board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

REPORT OF THE AUDIT COMMITTEE

         Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2010 with senior management. The audit committee has reviewed and discussed with management our audited financial statements. The audit committee has also discussed with M&K CPAS, PLLC, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from M&K required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The audit committee has discussed with M&K the independence of M&K as our auditors. Finally, the audit committee has considered whether the independent auditor's provision of non-audit services to us is compatible with the auditors' independence. Based on the foregoing, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the United States Securities and Exchange Commission. Our audit committee did not submit a formal report regarding its findings.

                                 AUDIT COMMITTEE

                                 XAVIER AGUILERA

         Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this report in future filings with the Securities and Exchange Commission, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

CODE OF CONDUCT

         We have adopted a code of conduct that applies to all of its directors, officers and employees. The text of the code of conduct has been posted on our Internet website and can be viewed at www.imaging3.com. Any waiver of the provisions of the code of conduct for executive officers and directors may be made only by our audit committee or the full board of directors and, in the case of a waiver for members of the audit committee, by the board of directors. Any such waivers will be promptly disclosed to our shareholders.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         Our affiliates who are members of our management voluntarily comply with Section 16 of the Securities Exchange Act of 1934, as amended, even though we do not have securities registered under Section 12 of Exchange Act. Section 16(a) of the Exchange Act requires a registrant's officers and directors, and certain persons who own more than 10% of a registered class of a registrant's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission. Reporting Persons are required by the SEC to furnish the registrant with copies of all Section 16 Reports they file.

         Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements that would be applicable to our Reporting Persons (i.e. if our securities were registered under Section 12 of the Exchange Act) during and with respect to the fiscal year ended December 31, 2010 have been complied with on a timely basis. For transactions occurring during the fiscal year ending December 31, 2009, Mr. Janes, our chief executive officer, filed one Form 4 late covering a total of one transaction.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

COMPENSATION DISCUSSION AND ANALYSIS

         The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table ("Named Executive Officers"), and executive officers that we may hire in the future. As more fully described below, our board of directors makes all decisions for the total direct compensation of our executive officers, including the Named Executive Officers. We do not have a compensation committee, so all decisions with respect to management compensation are made by the whole board.

COMPENSATION PROGRAM OBJECTIVES AND REWARDS

         Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance in the future, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork and performance, and each executive's total compensation package. We strive to accomplish these objectives by compensating all executives with total compensation packages consisting of a combination of competitive base salary and, once we grow more and increase our staff, incentive compensation. Because of our small size and staff to date, we have not yet adopted a management equity incentive plan, nor have we yet used equity incentives as part of our management compensation policy.

         While we have not hired at the executive level significantly since inception because our business has not grown sufficiently to justify increasing staff, we expect to grow and hire in the future. Our Named Executive Officers have been with us for many years and their compensation has basically been static, based primarily on levels at which we can afford to retain them, and their responsibilities and individual contributions. To date, we have not applied a formal compensation program to determine the compensation of the Named Executives. In the future, as we and our management team expand, our board of directors expects to add independent members, form a compensation committee comprised of independent directors, adopt a management equity incentive plan and apply the compensation philosophy and policies described in this section of the 10K.

         The primary purpose of the compensation and benefits described below is to attract, retain and motivate highly talented individuals when we do hire, who will engage in the behaviors necessary to enable us to succeed in our mission while upholding our values in a highly competitive marketplace. Different elements are designed to engender different behaviors, and the actual incentive amounts which may be awarded to each Named Executive Officer are subject to the annual review of the board of directors. The following is a brief description of the key elements of our planned executive compensation structure.

     o Base salary and benefits are designed to attract and retain employees over time.

     o Incentive compensation awards are designed to focus employees on the business objectives for a particular year.

     o Equity incentive awards, such as stock options and non-vested stock, focus executives' efforts on the behaviors within the recipients' control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

     o Severance and change in control plans are designed to facilitate a company's ability to attract and retain executives as it competes for talented employees in a marketplace where such protections are commonly offered. We currently have not given separation benefits to any of our Name Executive Officers.

BENCHMARKING

         We have not yet adopted benchmarking but may do so in the future. When making compensation decisions, our board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies. Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer's compensation relative to the benchmark varies based on scope of responsibility and time in the position. We have not yet formally established our peer group for this purpose.

THE ELEMENTS OF IMAGING3'S COMPENSATION PROGRAM

BASE SALARY

         Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2010, all executive officer base salary decisions were approved by the board of directors.

         Our board of directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, and the board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions. We do not have a 401(k) Plan, but if we adopt one in the future, base salary would be the only element of compensation that would be used in determining the amount of contributions permitted under the 401(k) Plan.

INCENTIVE COMPENSATION AWARDS

         The Named Executives have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Imaging3: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted ("EBITDA"), and (3) our stock price. The board has not adopted specific performance goals and target bonus amounts for any of its fiscal years, but may do so in the future.

EQUITY INCENTIVE AWARDS

         Our board has not yet adopted a management equity incentive plan and no stock options or other equity incentive awards have yet been made to any of our Named Executives or other officers or employees of Imaging3. As stated previously, in the future we plan to adopt a formal management equity incentive plan pursuant to which we plan to grant stock options and make restricted stock awards to members of management, which would not be assignable during the executive's life, except for certain gifts to family members or trusts that benefit family members. These equity incentive awards, we believe, would motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The board will consider several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive's position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule. Our policy will prohibit backdating options or granting them retroactively.

BENEFITS AND PREREQUISITES

         At this stage of our business we have limited benefits and no prerequisites for our employees other than health insurance and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws. We do not have a 401(k) Plan or any other retirement plan for our Named Executive Officers. We may adopt these plans and confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

SEPARATION AND CHANGE IN CONTROL ARRANGEMENTS

         We do not have any employment agreements with our Named Executive Officers or any other executive officer or employee of Imaging3. None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

EXECUTIVE COMPENSATION

         The following table summarizes compensation paid or accrued by us for the years ended December 31, 2010 and December 31, 2009 for services rendered in all capacities, by our chief executive officer and our other most highly compensated executive officers during the fiscal years ended December 31, 2010 and December 31, 2009.


                                                SUMMARY COMPENSATION TABLE
---------------------- ------- ----------- -------- ---------- --------------- --------------- -------------- ----------
                                                                 Non-Equity    Non-Qualified
Name and                                                         Incentive        Deferred
Principal Position                                   Option         Plan        Compensation    All Other
(1)                    Year      Salary     Bonus    Awards     Compensation      Earnings     Compensation     Total
---------------------- ------- ----------- -------- ---------- --------------- --------------- -------------- ----------
Dean Janes,            2009    $149,604      0         0            0               0               0        $149,604
Chief Executive        2010    $149,604      0         0            0               0               0        $149,604
Officer

Christopher Sohn,      2009    $125,008      0         0            0               0               0        $125,008
President and Chief    2010    $125,008      0         0            0               0               0        $125,008
Operating Officer

Xavier Aguilera,       2009     $95,000      0         0            0               0               0         $95,000
Chief Financial        2010     $95,000      0         0            0               0               0         $95,000
Officer/Treasurer,
Executive Vice
President, and
Corporate Secretary

Michele Janes,         2009     $49,998      0         0            0               0               0         $49,998
Vice President of      2010     $49,998      0         0            0               0               0         $49,998
Administration

Officers as a Group    2009    $369,612      0         0            0               0               0        $369,612
                       2010    $369,612      0         0            0               0               0        $369,612

--------------------------------
(1) All officers serve at will without employment contracts except that Dean Janes is employed under a consulting agreement under which we pay Mr. Janes approximately $12,000 per month until either party terminates the Agreement on 30 days written notice.

EMPLOYMENT AGREEMENTS

         We have not entered into any employment agreements with our executive officers to date, and do not intend to enter into employment agreements with them at this time. We may enter into employment agreements with them in the future.

         Dean Janes, our chief executive officer, is engaged pursuant to a consulting agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

         None of our executive officers received any equity awards during the year ended December 31, 2010.

EMPLOYEE BENEFIT PLANS

         We have not yet, but may in the future, establish a management stock option plan pursuant to which stock options may be authorized and granted to the executive officers, directors, employees and key consultants of Imaging3. In the event we establish the stock option plan, we expect to authorize approximately 16,000,000 shares or more for future issuance.

DIRECTOR COMPENSATION

         None of our directors received any compensation for their respective services rendered to us as directors during the year ended December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Imaging3 at March 7, 2011. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 7, 2011 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 380,420,723 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o Imaging3, Inc., 3200 W. Valhalla Drive, Burbank, California 91505. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.

                                                               NUMBER OF SHARES
NAME, TITLE AND ADDRESS                                     BENEFICIALLY OWNED (1)       PERCENTAGE OWNERSHIP
-------------------------------------------------------     ----------------------       --------------------
Dean Janes (includes shares owned by wife, Michele               59,576,328(2)                  15.7%
Janes), Chairman and Chief Executive Officer

Christopher Sohn, President and Chief Operating Officer          23,000,000                      6.0%

Xavier Aguilera, Director, Chief Financial                          200,000                       *
Officer/Treasurer, Executive Vice President, and
Secretary

All current Executive Officers as a Group                        82,776,328                     21.7%

------------------
* Less than 1%.

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of March 7, 2011.

(2) Does not include 125,000 shares of our common stock owned by Alliance Acquisitions Inc. Mr. Janes is an officer, director, and minority shareholder of Alliance Acquisitions, Inc., however, he disclaims any beneficial ownership of the shares of our common stock owned by Alliance Acquisitions, Inc. because he has no dispositive or voting power over those shares.


ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE
--------------------------------------------------------------------------------

         Mr. Janes, Imaging3, and UBS Financial Services entered into an arrangement pursuant to which Mr. Janes had agreed to invest in us, using the proceeds from the sale by Mr. Janes of a portion of his existing shares in the open market. Effective March 23, 2009 and applicable retroactively to February 4, 2008, Mr. Janes modified and terminated his program with Imaging3, Inc. and UBS Financial Services. Under the modification, Mr. Janes will not have the right to purchase any shares of our common stock from the proceeds of his sales of stock in the open market through UBS Financial Services. Furthermore, effective March 23, 2009, Mr. Janes ceased sales of his common stock in the open market through UBS Financial Services. Mr. Janes sold a total of 7,557,374 shares of his common stock in Imaging3 in the open market through UBS Financial Services from February 4, 2008 to March 23, 2009, resulting in net proceeds to

Mr. Janes of approximately $615,885.34. Since February 4, 2008, Mr. Janes has loaned substantially all of those proceeds (i.e. $610,039.35 of the $615,885.34 net proceeds) to us without interest, payable to Mr. Janes on demand. Originally, Mr. Janes had the right to convert those advances into shares of our common stock, at an aggregate conversion price approximately equal to the net proceeds from his stock sales, although no such conversions were ever made. Under the modifications, Mr. Janes does not have the right to convert any of the advances into shares of common stock. Instead, Mr. Janes and Imaging3 modified Mr. Janes' demand notes into long-term noninterest bearing loans payable in full by us on or before December 31, 2012. On December 15, 2008, we prepaid $140,039.35 of the outstanding balance of these promissory notes to Mr. Janes. On November 5, 2009, we prepaid $470,000 of the outstanding balance of these promissory notes to Mr. Janes. We do not intend to resume or to engage in the future in any other program similar to the one previously conducted with UBS Financial Services.

         As disclosed in our reports on Form 8-K filed with the Securities and Exchange Commission, during the period from January 25, 2008 to March 23, 2009, our chief executive officer sold a portion of our stock owned by him through UBS Financial Services, Inc., a registered member of FINRA, in the open market in a series of transactions under Rule 144 of the Securities Act of 1933, as amended. Our chief executive officer then used the net proceeds of those sales to make loans to us. Initially under the program with UBS, our chief executive officer had the right to convert those loans into newly issued shares of our common stock at the same price at which he sold his shares in the open market. The program was modified to provide that those loans were not convertible into shares but rather became long-term noninterest bearing loans to us. As a result, no shares of our common stock were issued to our chief executive officer during the UBS program or from any notes issued to him from the program. We terminated the program in March 2009 when we realized that the program with UBS could be deemed to be the indirect sale of securities by Imaging3 itself without registration in violation of the Securities Act of 1933, as amended, even though there was compliance with the conditions of Rule 144, and even after the program was modified to eliminate the convertibility of the loans made by our chief executive officer. While we disagree with this interpretation of the UBS program, we recognize that claims can be made against us for the indirect public sale of securities without registration as required by the Securities Act of 1933, as amended. We are subject to the risk that purchasers of securities from our chief executive officer during the program could attempt to seek the rescission of those sales on the basis that the shares sold should have first been registered with the Securities and Exchange Commission. If purchasers were to be successful in making those rescission claims against us and our chief executive officer, or if the Securities and Exchange Commission were to seek an enforcement action against us for such sales, we could experience a material adverse impact on its financial condition and operating results.

         To date, we have not been notified of any claim or action nor have we been threatened with one. Management presently believes that we will not be subject to private claims or an enforcement action from the Securities and Exchange Commission because (a) we fully disclosed the UBS program in public reports filed with the Securities and Exchange Commission from the program's inception, and modified and then terminated the program promptly upon learning that we could be interpreted to be a plan to evade the registration requirements of the Securities Act of 1933, as amended, (b) we complied with the reporting requirements of Rule 144 of the Securities Act of 1933, as amended, and, other than late filings for certain transactions (see above, "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance"), Section 16 of the Securities Exchange Act of 1934, as amended, and (c) our stock price has appreciated substantially since our chief executive officer sold his shares. Furthermore, we and our chief executive officer would vigorously resist such claims on the basis that there was full compliance with Rule 144 during the UBS program and that the program was modified so that no new shares of our common stock were ever issued to replace the shares sold by our chief executive officer. We cannot assure that we or our chief executive officer would prevail in such a defense, should it ever become necessary.

         Mr. Janes is employed pursuant to a consulting agreement for $12,000 per month plus expenses. The Agreement is terminable by either party on 30 days written notice. We owe Mr. Janes $520,328 under the consulting agreement for the year ended December 31, 2010. On November 1, 2008, we issued a noninterest bearing promissory note to Mr. Janes in the amount of $140,039.35, payable on demand, for monies loaned by him to us. On March 23, 2009, we issued a noninterest bearing promissory note to Mr. Janes in the amount of $95,000, payable on demand, for monies loaned by him to us. On April 2, 2009, we issued a noninterest bearing promissory note to Mr. Janes in the amount of $375,000, payable on demand, for monies loaned by him to us. On April 13, 2010, we issued a noninterest bearing promissory note to Mr. Janes in the amount of $66,500, payable on demand, for monies loaned by him to us. On June 28, 2010, Mr. Janes loaned another $100,000 to us pursuant to a noninterest bearing promissory note payable on demand. On August 8, 2010 Mr. Janes loaned another $100,000 to us pursuant to a noninterest bearing promissory note payable on demand. On October 4, 2010 Mr. Janes loaned another $60,000 to us pursuant to a noninterest bearing promissory note payable on demand. The promissory notes are payable on demand. The notes in the principal amounts of $140,039.35, $95,000 and $375,000 have been repaid in full by us, and the other two notes are still outstanding.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

         Kabani & Company, Inc., Certified Public Accountants ("KC") was our principal auditing accountant firm for the fiscal year ended December 31, 2008. KC has also provided other non-audit services to us. The Audit Committee approved the engagement of KC before KC rendered audit and non-audit services to us.

         Presently and since January 5, 2009, M&K CPAS, PLLC has been and is our principal auditing firm. The Audit Committee approved the engagement of M&K CPAS, PLLC before M&K CPAS, PLLC rendered audit services to us.

         Each year the retention of the independent auditor to audit our financial statements, including the associated fee, is approved by the board of directors before the filing of the previous year's Annual Report on Form 10-K.

KC AND M&K FEES
                                                   2008  2009     2010
                                             -----------------------------
        Audit Fees(1)                        $   39,500 $ 29,000 $  41,200

        Audit Related Fees                           -0-      -0-   $7,500
        All Other Fees(2)                    $    1,350       -0-       -0-
                                             -----------------------------
                                             $   40,850 $ 29,000 $  48,700
                                             =============================
----------------------------------
(1) Audit Fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports. Of these amounts, $39,500 was paid to KC for the year ending December 31, 2008, $29,000 was paid to M&K CPAS, PLLC for the year ending December 31, 2009, and $41,200 was paid to M&K CPAS, PLLC during the year ending December 31, 2010. Does not include $7,500 paid by us to KC for KC's consent to use KC's 2008 audit in this Annual Report and by reference in our Registration Statement on Form S-3, dated on or about the date of this Annual Report.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

Exhibits

         EXHIBIT         DESCRIPTION
         -------         ---------------------------------------------------------------------------------------------
         3.1             Articles of Incorporation (1)
         3.2             Articles of Amendment dated October 25, 2001, June 24, 2002, and August 13, 2002(1)
         3.3             Bylaws (1)
         3.4             Certificate of Amendment dated September 30, 2003(2)
         3.5             Certificate of Amendment dated October 25, 2001(3)
         3.6             Certificate of Amendment June 24, 2002(3)
         3.7             Certificate of Amendment August 13, 2002(3)
         10.1            Patent  No. 6,754,297(3)
         10.2            Consulting Agreement(3)
         10.3            Assignment(3)
         10.6            Commercial Promissory Note dated August 4, 2004(4)
         10.7            Security Agreement(4)
         10.8            Commercial Promissory Note dated April 24, 2005(5)
         10.9            IR Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease
                         - Net, dated June 21, 2004 by and between Four T's, Bryan Tashjian, Ed Jr. Tashjan, Bruce
                         Tashjan, Greg Tashjan and Dean Janes DBA Imaging Services, Inc.(6)
         10.10           Promissory Note, dated November 1, 2008 in the amount of $140,039.35, payable by
                         Imaging3, Inc. to Dean Janes(7).
         10.11           Promissory Note, dated March 23, 2009 in the amount of $95,000, payable by Imaging3, Inc.
                         to Dean Janes(7)
         10.12           Promissory Note, dated April 2, 2009 in the amount of $375,000, payable by Imaging3, Inc.
                         to Dean Janes(7)
         10.13           Promissory Note, dated April 13, 2010 in the amount of $66,500, payable by Imaging3, Inc.
                         to Dean Janes(7)

         10.14           Promissory Note, dated June 28, 2010 in the amount of $100,000, payable by Imaging3, Inc.
                         to Dean Janes(7)
         10.15           Securities Purchase Agreement by and between Imaging3, Inc. and Cranshire Capital, L.P., dated October 4, 2010(8)
         10.16           Series A Warrant, dated October 15, 2010 for Cranshire Capital, L.P.(9)
         10.17           Series A Warrant dated October 15, 2010 for Freestone Advantage Partners, L.P.(9)
         10.18           Series B Warrant, dated October 15, 2010 for Cranshire Capital, L.P.(9)
         10.19           Series B Warrant, dated October 15, 2010 for Freestone Advantage Partners, L.P.(9)
         10.20           Series C Warrant, dated October 15, 2010 for Cranshire Capital, L.P.(9)
         10.21           Series C Warrant, dated October 15, 2010 for Freestone Advantage Partners, L.P.(9)
         10.22           Registration Rights Agreement entered into by Imaging3, Inc., Cranshire Capital, L.P. and
                         Freestone Advantage Partners, L.P., dated October 15, 2010(9)
         14.1            Code of Conduct
         31.1            Section 302 Certification of Chief Executive Officer
         31.2            Section 302 Certification of Chief Financial Officer
         32.1            Section 906 Certification of Chief Executive Officer
         32.2            Section 906 Certification of Chief Financial Officer

-----------------------

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

     (7) Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2010.

     (8) Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010.

     (9) Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2010.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2011             IMAGING3, INC.


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


By:  /s/ Dean Janes                                        Dated: March 16, 2011
    ----------------------------------------------------
    Dean Janes, Chairman of the Board and Chief
    Executive Officer (Principal Executive Officer)


By:  /s/ Xavier Aguilera                                   Dated: March 16, 2011
    ----------------------------------------------------
    Xavier Aguilera, Chief Financial Officer/Treasurer,
    Executive Vice President, Corporate Secretary, and
    Director (Principal Financial/Accounting Officer)


By:  /s/ Christopher Sohn                                  Dated: March 16, 2011
    ----------------------------------------------------
    Christopher Sohn, President Chief Operating Officer,
    and Director