Form 10-Q
period 2011-03-31
IMAGING3 INC
filed 2011-05-09
CIK 1205181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

     For Quarterly Period Ended March 31, 2011

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from _______________ to ______________


                        Commission File Number: 000-50099
        ----------------------------------------------------------------

                                 IMAGING3, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                   95-4451059
----------------------------------         -------------------------------------
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

As of May 6, 2011, the number of shares outstanding of the registrant's class of common stock was 380,420,723.



                                                  TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I.           FINANCIAL INFORMATION...........................................................................1

 ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)................................................................1

                           BALANCE  SHEETS AT MARCH  31,  2011  (UNAUDITED)  AND
                           DECEMBER 31, 2010......................................................................2

                           STATEMENTS OF  OPERATIONS  FOR THE THREE MONTHS ENDED
                           MARCH 31, 2011 AND MARCH 31, 2010 (UNAUDITED)..........................................3

                           STATEMENTS  OF CASH FLOWS FOR THE THREE  MONTHS ENDED
                           MARCH 31, 2011 AND MARCH 31, 2010 (UNAUDITED)..........................................4

                           NOTES TO FINANCIAL STATEMENTS (UNAUDITED)..............................................5

 ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........10

 ITEM 4T.         CONTROLS AND PROCEDURES........................................................................14

PART II.          OTHER INFORMATION............................................................................. 16

 ITEM 1.          LEGAL PROCEEDINGS..............................................................................16

 ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....................................16

 ITEM 3.          DEFAULTS UPON SENIOR SECURITIES................................................................16

 ITEM 4.          REMOVED AND RESERVED...........................................................................16

 ITEM 5.          OTHER INFORMATION..............................................................................16

 ITEM 6.          EXHIBITS.......................................................................................16

                  SIGNATURES.....................................................................................17

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------

                                                   IMAGING3, INC.
                                                   BALANCE SHEETS
                                AT MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

                                                                                    3/31/2011         12/31/2010
                                                                               ----------------   ----------------

                                                      ASSETS

 CURRENT ASSETS:
 Cash and cash equivalents                                                     $         9,563    $       367,578
 Accounts receivable, net                                                               36,608             26,937
 Inventory, net                                                                        234,575            127,947
 Prepaid expenses                                                                        9,663             20,625
                                                                               ----------------   ----------------
    Total current assets                                                               290,409            543,087

 PROPERTY AND EQUIPMENT, NET                                                            17,879             19,029

 OTHER ASSETS                                                                           31,024             31,024
                                                                               ----------------   ----------------
    Total assets                                                               $       339,312    $       593,140
                                                                               ================   ================

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES:
 Accounts payable                                                              $       226,379    $       249,641
 Accrued expenses                                                                    2,244,928          2,191,643
 Deferred revenue                                                                      143,205            135,530
 Equipment deposits                                                                    111,250             62,250
 Due to an officer                                                                     612,071            520,328
 Derivative liability                                                                2,027,598          2,243,466
                                                                               ----------------   ----------------
    Total current liabilities                                                        5,365,431          5,402,858

 STOCKHOLDERS' DEFICIT:
 Common stock, no par value; authorized shares 750,000,000;
  380,420,723 issued and outstanding
  at March 31, 2011 and December 31, 2010                                           11,990,073         11,990,073
 Accumulated deficit                                                               (17,016,192)       (16,799,791)
                                                                               ----------------   ----------------
    Total stockholders' deficit                                                     (5,026,119)        (4,809,718)
                                                                               ----------------   ----------------
    Total liabilities and stockholders' deficit                                $       339,312    $       593,140
                                                                               ================   ================


              The accompanying notes form an integral part of these
                         unaudited financial statements


                                                       IMAGING3, INC.
                                     STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                                        MARCH 31, 2011 AND MARCH 31, 2010 (UNAUDITED)

                                                                                               2011               2010
                                                                                          ----------------   ----------------
NET REVENUES                                                                              $       266,762    $       265,586

COST OF GOODS SOLD                                                                                128,984            142,233
                                                                                          ----------------   ----------------
GROSS PROFIT                                                                                      137,778            123,353

OPERATING EXPENSES
General and administrative expenses                                                               558,680            547,853
                                                                                          ----------------   ----------------
Total operating expense                                                                           558,680            547,853

                                                                                          ----------------   ----------------
LOSS FROM OPERATIONS                                                                             (420,902)          (424,500)

OTHER INCOME (EXPENSE):
Interest expense                                                                                  (10,567)           (13,974)
Other income                                                                                            -              5,788
Gain on change in derivative liability                                                            215,868                  -
                                                                                          ----------------   ----------------
   Total other income (expense)                                                                   205,301             (8,186)
                                                                                          ----------------   ----------------

LOSS BEFORE INCOME TAX                                                                           (215,601)          (432,686)

PROVISION FOR INCOME TAXES                                                                            800                  -

                                                                                          ----------------   ----------------
NET LOSS                                                                                  $      (216,401)   $      (432,686)
                                                                                          ================   ================

BASIC AND DILUTED NET LOSS PER SHARE                                                      $             -    $             -
                                                                                          ================   ================

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                  380,420,723        375,709,898
                                                                                          ================   ================




              The accompanying notes form an integral part of these
                         unaudited financial statements

                                                     IMAGING3, INC.
                                   STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                      MARCH 31, 2011 AND MARCH 31, 2010 (UNAUDITED)

                                                                                         2011               2010
                                                                                    ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                                  $      (216,401)   $      (432,686)
          Adjustments to reconcile net loss to net cash used for
          operating activities:
             Depreciation and amortization                                                    1,150              1,149
             Gain on change in derivative liability                                        (215,868)
          (Increase) / decrease in current assets:
                     Accounts receivable                                                     (9,671)           163,022
                     Inventory                                                             (106,627)            11,071
                     Prepaid expenses and other assets                                       10,960              2,803
          Increase / (decrease) in current liabilities:
                    Accounts payable                                                        (18,397)            16,750
                    Accrued expenses                                                         48,421            (43,630)
                    Deferred revenue                                                          7,675              2,507
                    Equipment deposits                                                       49,000            (20,212)
                                                                                    ----------------   ----------------
            Net cash used for operating activities                                         (449,758)          (299,226)
                                                                                    ----------------   ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
          Receipts from / (payments to) officer, net                                         91,743             36,000
                                                                                    ----------------   ----------------
             Net cash provided by financing activities                                       91,743             36,000
                                                                                    ----------------   ----------------

NET DECREASE IN CASH & CASH EQUIVALENTS                                                    (358,015)          (263,226)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                                  367,578            633,443
                                                                                    ----------------   ----------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                             $         9,563    $       370,217
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

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
-------------------------------------------

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------

         A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

         The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

DUE TO OFFICER

         At March 31, 2011 and December 31, 2010, the Company had a balance due to the Chief Executive Officer of the Company amounting to $612,071 and $520,328, respectively, for accrued consulting fees and amounts borrowed. The amount is due on demand, is interest free and secured by the assets of the Company.

EQUIPMENT DEPOSITS

         Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balance at March 31, 2011 and December 31, 2010, was $111,250 and $62,250, respectively.

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

BASIC AND DILUTED NET LOSS PER SHARE

         Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company had no common stock equivalents or other potentially dilutive securities outstanding at March 31, 2011 or December 31, 2010, other than 4,587,157 outstanding series A Warrants, 4,587,157 Series B Warrants and 4,587,157 Series C Warrants.

RECENT PRONOUNCEMENTS

         In December 2010, the FASB issued ASU 2010-29, "Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations." This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the

                                 IMAGING3, INC.
                          Notes to Financial Statements
                                   (Unaudited)


business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. The Company's adoption of this update did not have an impact on the Company's financial condition or results of operations.

         In December 2010, the FASB issued ASU 2010-28, "Intangible -Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts." This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity's ability to assert that such a reporting unit's goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

3. ACCOUNTS RECEIVABLE
----------------------

         All accounts receivable are trade related. These receivables are current and management believes are collectible except for those for which a reserve has been provided. The balance of accounts receivable as of March 31, 2011 was $36,608 as compared to $26,937 as of December 31, 2010. The reserve amount for uncollectible accounts was $675 as of March 31, 2011 and December 31, 2010.

4. INVENTORIES
--------------

         Inventory consisted of the following:


                                                 03/31/11            12/31/10
                                               ------------       -------------
             Parts inventory                   $   186,297        $    134,401
             Finished goods                        278,250             223,518
             Inventory reserve                    (229,972)           (229,972)
             Total, net                        $   234,575        $    127,947
                                               ============       =============

5. PROPERTIES AND EQUIPMENT
---------------------------

         Property and equipment consisted of the following:

                                                    03/31/11        12/31/10
                                                 --------------   -------------
              Furniture and office equipment     $      78,695    $     78,695
              Tools and shop equipment                  54,183          54,183
              Vehicles                                 105,871         105,871
                                                 --------------   -------------
                                                       238,749         238,749

              Less Accumulated depreciation           (220,870)       (219,720)
                                                 --------------   -------------
              Total, net                         $      17,879    $     19,029
                                                 ==============   =============

         Depreciation expenses were $1,150 and $1,149 for the three months ended March 31, 2011 and 2010, respectively.

                                 IMAGING3, INC.
                          Notes to Financial Statements
                                   (Unaudited)

6. ACCRUED EXPENSES
-------------------

         Accrued expenses consisted of the following:

                                                      03/31/11       12/31/010
                                                 --------------   -------------
              Accrued payroll taxes              $     137,719    $    143,718
              Other accrued expenses                    68,702           9,418
              Accrued legal fees                       401,401         396,536
              Accrued ongoing litigation             1,637,106       1,641,971
                                                 --------------   -------------
                   Total                         $   2,244,928    $  2,191,643
                                                 ==============   =============

7. STOCKHOLDERS' EQUITY
-----------------------

COMMON STOCK

         During the three month period ended March 31, 2011, the Company had not issued common stock for either cash or consulting services.

         During the three month period ended March 31, 2010, the Company had not issued common stock for either cash or consulting services.

8. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
----------------------------------------

         The Company paid income taxes of $800 and interest of $298 during the period ended March 31, 2011. The Company paid income taxes of $0 and interest of $2,641 during the period ended March 31, 2010.

9. GOING CONCERN
----------------

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the three month periods ended March 31, 2011 and 2010, the Company incurred losses of $216,401 and $432,686, respectively. The Company has an accumulated deficit of $17,016,192 and $16,799,791 as of March 31, 2011 and December 31, 2010, respectively. The continuing losses have adversely affected the liquidity of the Company.

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

         Management has taken the following steps to meet its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern: Management devoted considerable effort during the three month period ended March 31, 2011, towards (i) obtaining approval from the Food and Drug Administration for its proprietary medical imaging device so that the Company can commence marketing and selling it, (ii) controlling salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods in order to increase sales of existing products and services, and (v) increasing marketing and sales of its products and services. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost. The Company has also established a hiring policy under which the Company will refrain from

                                 IMAGING3, INC.
                          Notes to Financial Statements
                                   (Unaudited)


hiring additional employees unless approved by the CEO and CFO. Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense on a monthly basis. Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

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

         The balance of due to officer amounts to $612,071 as of March 31, 2011 and $520,328 as of December 31, 2010, payable on demand. The outstanding balance does not bear interest.

11. CONCENTRATIONS
------------------

         No customers represented more than 10% of the Company's accounts receivable, respectively, as of March 31, 2011.

         Three customers represent 20%, 19%, and 11%, respectively, of accounts receivable as of December 31, 2010.

         Three customers represent 37%, 35%, and 19%, respectively of revenue for the three months ended March 31, 2011.

         Two customers represent 24% and 21%, respectively of revenue for the three months ended March 31, 2010.


12. SUBSEQUENT EVENTS
---------------------

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

         We had revenues in the first quarter of 2011 of $266,762 compared to $265,586 in 2010, which represents an 0.4% increase. Sales for the period remained basically the same due to the cyclical nature of sales annually. Our equipment sales were $161,742 in the first three months of 2011, compared to $139,125 in the first three months of 2010, representing an increase in equipment sales of $22,617 in 2011 or 16%. Our service and parts sales for the first quarter of 2010 were $45,615 compared to $24,555 in the first three months of 2011. The Company will continue to focus on increasing its revenue in this area as well.

         Our cost of revenue was $128,984 in the first quarter of 2011 compared to $142,233 in the first quarter of 2010, which represents a decrease of $13,249 or 9%. This is due in large part to the decrease in cost of parts and service parts. We had an increase in gross profit margin in the first quarter of 2011 of $137,778 compared to $123,353 in the first quarter of 2010. Our operating expenses increased from $547,853 in the first quarter of 2010 to $558,680 in the first quarter of 2011, a 2% increase mostly due to the increased price of equipment. Our loss on operations increased to $424,500 in the first quarter of 2010 compared to $420,902 in the first quarter of 2011, a 1% decrease. This decrease is attributed to the overall increase in revenue for this same period. Our net loss was $432,686 in the first quarter of 2010 compared to $216,401 in the first quarter of 2011, a 50% decrease, as a result of a gain on change in derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position was $9,563 at March 31, 2011, compared to $367,578 at December 31, 2010. The reason for the decrease in cash at the end of the first quarter of 2011 as compared to December 31, 2010 is primarily due to repayment of indebtedness, stable revenue for the period and increased expenses.

         As of March 31, 2011, the Company has current assets of $290,409, non-current assets of $48,921, and current liabilities of $5,365, 431, and as of December 31, 2010, current assets of $543,087, non-current assets of $50,053 and current liabilities of $5,402,858. The reason for the decrease in current assets at the end of the first quarter of 2011 as compared to December 31, 2010 is primarily due to the decrease in the Company's cash position.

         Net cash used in operating activities amounted to $299,226 for the three month period ended March 31, 2010, as compared to net cash used in operating activities of $449,758 for the three month period ended March 31, 2011. The decrease in 2011 as compared to 2010 resulted from increased gain on change in derivative liability.

         Net cash provided by financing activities amounted to $36,000 and $91,743 for the three month periods ended March 31, 2010 and 2011, respectively. The increase in 2011 as compared to 2010 resulted from the non-payment of money owed to the chief executive officer as opposed to payment extended in 2010.

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

         At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

         Imaging 3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31, 2010, we had identified the following material weaknesses which still exist as of March 31, 2011 and through the date of this report:

         1. As of December 31, 2010 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

         2. As of December 31, 2010 and as of the date of this report, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

         During the three month period ended March 31, 2011, the Company had not issued common stock for either cash or consulting services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

         None.

ITEM 4. REMOVED AND RESERVED
----------------------------

         None.

ITEM 5. OTHER INFORMATION
-------------------------

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits

     EXHIBIT NO.                        DESCRIPTION
   ---------------      ----------------------------------------------------
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

Dated: May 9, 2011                   IMAGING3, INC.

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


By:  /s/Dean Janes                                        Dated: May 9, 2011
    -----------------------------------------------
    Dean Janes, Chief Executive Officer
    and Chairman (Principal Executive Officer)

By:  /s/Christopher Sohn                                  Dated: May 9, 2011
    -----------------------------------------------
    Christopher Sohn, Director, President
    and Chief Operating Officer

By:  /s/Xavier Aguilera                                   Dated: May 9, 2011
    -----------------------------------------------
    Xavier Aguilera, Chief Financial Officer,
    Secretary, and Executive Vice President
    (Principal Financial/Accounting Officer)