Form 10-Q/A
period 2011-03-31
IMAGING3 INC
filed 2011-07-18
CIK 1205181

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

                          Yes[_X_]                                      No[___]


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

 ITEM 4.          REMOVED AND RESERVED...........................................................................16

 ITEM 5.          OTHER INFORMATION..............................................................................16

 ITEM 6.          EXHIBITS.......................................................................................16

                  SIGNATURES.....................................................................................17

                                EXPLANATORY NOTE

Imaging3, Inc., (the "Company"), is filing this amendment to its quarterly report on Form 10-Q for the period ended March 31, 2011 filed with the Securities and Exchange Commission on May 9, 2011, for the sole purpose of amending the cover sheet to indicate that all reports required to be filed by
Section 13 or 15(d) have been filed.

This amendment does not reflect events occurring after the original filing. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the original filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.



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

Dated: July 15, 2011                 IMAGING3, INC.

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


By:  /s/Dean Janes                                        Dated: July 15, 2011
    -----------------------------------------------
    Dean Janes, Chief Executive Officer
    and Chairman (Principal Executive Officer)

By:  /s/Christopher Sohn                                  Dated: July 15, 2011
    -----------------------------------------------
    Christopher Sohn, Director, President
    and Chief Operating Officer

By:  /s/Xavier Aguilera                                   Dated: July 15, 2011
    -----------------------------------------------
    Xavier Aguilera, Chief Financial Officer,
    Secretary, and Executive Vice President
    (Principal Financial/Accounting Officer)