Form 10-Q
period 2011-06-30
IMAGING3 INC
filed 2011-08-04
CIK 1205181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2011
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number:	000-50099

IMAGING3, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA	95-4451059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 West Valhalla Drive, Burbank, California 91505
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

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of August 3, 2011, the number of shares outstanding of the registrant’s class of common stock was 389,306,143.

PART I.                  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IMAGING3, INC.
BALANCE SHEETS
AT JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	6/30/2011	12/31/2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$110,771	$367,578
Accounts receivable, net	66,727	26,937
Inventory, net	187,374	127,947
Prepaid expenses	3,217	20,625
Total current assets	368,089	543,087

PROPERTY AND EQUIPMENT, net	16,730	19,029

OTHER ASSETS	31,024	31,024
Total assets	$415,843	$593,140

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$247,315	$249,641
Accrued expenses	2,218,162	2,191,643
Deferred revenue	163,715	135,530
Equipment deposits	175,438	62,250
Due to an officer	559,946	520,328
Derivative liability	3,832,747	2,243,466
Total current liabilities	7,197,323	5,402,858

STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized shares 750,000,000; 389,306,143 and 380,420,723 issued and outstanding at June 30, 2011 and December 31, 2010 respectively	12,452,344	11,990,073
Accumulated deficit	(19,233,824)	(16,799,791)
Total stockholders' deficit	(6,781,480)	(4,809,718)
Total liabilities and stockholders' deficit	$415,843	$593,140

The accompanying notes form an integral part of these unaudited financial statements.

IMAGING3, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month periods ended June 30,		For the six month periods ended June 30,
	2011	2010	2011	2010

Net revenues	$216,210	$341,698	$482,972	$607,284

Cost of goods sold	109,076	150,565	238,060	292,798
Gross profit	107,134	191,133	244,912	314,486

Operating expenses:
General and administrative expenses	506,749	561,007	1,065,428	1,108,860
Total operating expenses	506,749	561,007	1,065,428	1,108,860

Loss from operations	(399,615)	(369,874)	(820,516)	(794,374)

Other income (expense):
Interest expense	(13,269)	(15,508)	(23,836)	(29,482)
Other income	400	49	400	5,837
Gain (Loss) on change in derivative liability	(1,805,149)	-	(1,589,281)	-
Total other income (expense)	(1,818,018)	(15,459)	(1,612,717)	(23,645)

Loss before income tax	(2,217,633)	(385,333)	(2,433,233)	(818,019)

Provision for income taxes	-	800	800	800

Net loss	$(2,217,633)	$(386,133)	$(2,434,033)	$(818,819)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common stock outstanding	382,985,335	375,709,898	381,710,114	375,709,898

The accompanying notes form an integral part of these unaudited financial statements.

IMAGING3, INC.
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 2011 AND JUNE 30, 2010 (UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,434,033)	$(818,819)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,299	2,299
Shares issued for services	43,000	-
Loss on change in derivative liability	1,589,281	-
Decrease / (increase) in current assets:
Accounts receivable	(39,790)	106,789
Inventory	(59,428)	(34,426)
Prepaid expenses and other assets	17,408	13,316
Increase / (decrease) in current liabilities:
Accounts payable	(2,326)	44,298
Accrued expenses	26,521	(16,948)
Deferred revenue	28,185	26,042
Equipment deposits	113,188	(87,387)
Net cash used for operating activities	(715,695)	(764,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts from / (payments to) officer, net	39,618	240,736
Proceeds from issuance of common stock, net	419,270	-
Net cash provided by financing activities	458,888	240,736

NET DECREASE IN CASH & CASH EQUIVALENTS	(256,807)	(524,100)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	367,578	633,443

CASH & CASH EQUIVALENTS, ENDING BALANCE	$110,771	$109,343

The accompanying notes form an integral part of these unaudited financial statements.

Imaging3,Inc.
Notes to Financial Statements
(Unaudited)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

Imaging3, Inc. (the “Company”) is a California corporation incorporated on October 29, 1993, as Imaging Services, Inc. The Company filed a certificate of amendment of articles of incorporation to change its name to Imaging3, Inc. on August 20, 2002.

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

Due to Officer

At June 30, 2011 and December 31, 2010, the Company had a balance due to the Chief Executive Officer of the Company amounting to $559,946 and $520,328, respectively, for accrued consulting fees and amounts borrowed. The amount is due on demand, is interest free and secured by the assets of the Company.

Equipment Deposits

Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balance at June 30, 2011 and December 31, 2010, was $175,438 and $62,250, respectively.

Imaging3,Inc.
Notes to Financial Statements
(Unaudited)

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company’s return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. The Company accrues for warranty costs, sales returns, and other allowances based on its experience. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management's expectations. The Company sells warranties and recognizes warranty revenue over the term of the warranty period. Deferred revenue is recognized at the time of warranty sales.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The Company had warrants outstanding as of June 30, 2011 and December 31, 2010 and the effect on earnings per share was anti-dilutive.

Recent Pronouncements

In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements.  Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements.  Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009.  The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010.  The Company does not expect that the adoption of this new standard will have a material impact to its financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Imaging3,Inc.
Notes to Financial Statements
(Unaudited)

3.    ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and management believes are collectible except for those for which a reserve has been provided. The balance of accounts receivable as of June 30, 2011 was $66,727 as compared to $26,937 as of December 31, 2010. The reserve amount for uncollectible accounts was $675 as of June 30, 2011 and December 31, 2010.

4.    INVENTORIES

Inventory consisted of the following:

	06/30/11	12/31/10
Parts inventory	$189,251	$134,401
Finished goods	228,095	223,518
Inventory reserve	(229,972)	(229,972)
Total, net	$187,374	$127,947

5.  PROPERTIES AND EQUIPMENT

Property and equipment consisted of the following:

	06/30/11	12/31/10
Furniture and office equipment	$78,695	$78,695
Tools and shop equipment	54,183	54,183
Vehicles	105,871	105,871
	238,749	238,749
Less Accumulated depreciation	(222,019)	(219,720)
Total, net	$16,730	$19,029

Depreciation expenses were $1,150 and $1,150 for the three months ended June 30, 2011 and 2010 and $2,299 and $2,299 for the six months ended June 30, 2011 and 2010, respectively.

Imaging3,Inc.
Notes to Financial Statements
(Unaudited)

6.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

	06/30/11	12/31/10
Accrued payroll taxes	$131,719	$143,718
Other accrued expenses	52,801	9,418
Accrued legal fees	396,536	396,536
Accrued ongoing litigation	1,637,106	1,641,771
Total	$2,218,162	$2,191,643

7.      STOCKHOLDERS' EQUITY

Common Stock

During the six month period ended June 30, 2010, the Company had not issued common stock for either cash or consulting services.

During the six month period ended June 30, 2011, the Company issued 8,385,420 shares of common stock for cash proceeds of $419,271 as part of its private placement.

During the six month period ended June 30, 2011, the Company issued 500,000 shares of common stock for services rendered. The Company recorded $43,000 as fees expense based on the fair market value on the date of grant.

8.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company paid income taxes of $800 and interest of $-0- during the period ended June 30, 2010. The Company paid income taxes of $800 and interest of $427 during the period ended June 30, 2011.

9.   GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the six month periods ended June 30, 2010 and 2011, the Company incurred losses of $818,819 and $2,434,033, respectively. The Company has an accumulated deficit of $19,233,824 and $16,799,791 as of June 30, 2011 and December 31, 2010, respectively.  The continuing losses have adversely affected the liquidity of the Company.

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

Imaging3,Inc.
Notes to Financial Statements
(Unaudited)

Management has taken the following steps to meet its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern:  Management devoted considerable effort during the three month period ended June 30, 2011, towards (i) obtaining approval from the Food and Drug Administration for its proprietary medical imaging device so that the Company can commence marketing and selling it, (ii) controlling salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods in order to increase sales of existing products and services, and (v) increasing marketing and sales of its products and services. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost.  The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the CEO and CFO.  Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense on a monthly basis.  Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

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

The balance of due to officer amounts to $559,946 as of June 30, 2011 and $520,328 as of December 31, 2010, payable on demand.  The outstanding balance does not bear interest.

11.      CONCENTRATIONS

One customer represents 25% of the Company’s accounts receivable, as of June 30, 2011.

Three customers represented 25%, 13%, and 12% of the Company’s accounts receivable, respectively, as of December 31, 2010.

12.      SUBSEQUENT EVENTS

There were no subsequent events requiring disclosure between June 30, 2011 and the date of this filing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q may contain “forward-looking statements,” as that term is used in federal securities laws, about Imaging3, Inc.’s financial condition, results of operations and business.  These statements include, among others:

•
statements concerning the potential benefits that Imaging3, Inc. (“Imaging3” or the “Company”) may experience from its business activities and certain transactions it contemplates or has completed; and

•
statements of Imaging3’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.  These statements may be made expressly in this Form 10-Q.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-Q.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Imaging3’s actual results to be materially different from any future results expressed or implied by Imaging3 in those statements.  The most important facts that could prevent Imaging3 from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of Imaging3’s stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of Imaging3 to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

(e)	failure to commercialize Imaging3’s technology or to make sales;

(f)	changes in demand for Imaging3’s products and services;

(g)	rapid and significant changes in markets;

(h)	litigation with or legal claims and allegations by outside parties;

(i)
substantial dilution potentially incurred by existing shareholders from the issuance of additional shares, including shares issued pursuant to the exercise of a substantial number of outstanding warrants;

(j)           insufficient revenues to cover operating costs, resulting in persistent losses; and

(k)	failure of Imaging3 to obtain approval of its proprietary medical imaging technology and device from the Federal Food and Drug Administration.

There is no assurance that Imaging3 will be profitable.  Imaging3 may not be able to successfully develop, manage or market its products and services. Imaging3 may not be able to attract or retain qualified executives and technology personnel. Imaging3 may not be able to obtain customers for its products or services. Imaging3’s products and services may become obsolete. Government regulation may hinder Imaging3’s business. Imaging3 may not be able to obtain the required approvals from the United States Food and Drug Administration for its products and services. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options. In particular, under the price adjustment terms of its outstanding warrants, the exercise price of them was substantially reduced to be equal to the subscription price (i.e., $0.05 per share) of its current private placement of common stock.  Imaging3 is exposed to other risks inherent in its businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  Imaging3 cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q.  The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Imaging3 or persons acting on its behalf may issue.  Imaging3 does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

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

Revenue  Recognition.  We recognize revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”).  We recognize revenue upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. We accrue for warranty costs, sales returns, and other allowances based on our experience.  Generally, we extend credit to our customers and do not require collateral.  We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations.  We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement.  This is a critical policy, because we want our accounting to show only sales which are “final” with a payment arrangement.  We do not make consignment sales, nor inventory sales subject to a “buy back” or return arrangement from customers.

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

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

We had revenues in the second quarter of 2010 of $341,698 compared to $216,210 in the second quarter of 2011, which represents a 37% decrease.  The decrease in revenue is due to decreased sales.  Historically, our equipment sales are cyclical in nature.  The Company normally experiences decreases during the second quarter.  The Company intensified its focus on the marketing, sale and provision of its historic products and services, as well as on obtaining FDA approval for its new proprietary medical device. Our equipment sales were $266,602 in the second quarter of 2010, compared to $100,435 for the same period in 2011, representing a decrease in equipment sales of $166,167 for the same period in 2011.  Our service and parts sales for the second quarter of 2010 were $24,922 compared to $30,020 in the second quarter of 2011.  The increase was due to increased direct parts sales.  The Company will continue to focus on increasing its revenue in this area as well.

Our cost of revenue was $109,076 in the second quarter of 2011 compared to $150,565 for the same period of 2010, which represents a decrease of $41,489 or 28%. This is due in large part to decreased sales.  We had a decrease in gross profit margin in the second quarter of 2010 of $191,133 compared to $107,134 for the same period of 2011. Our operating expenses decreased to $506,749 in the second quarter of 2011 from $561,007 for the same period in 2010, a 10% decrease mostly due to better control of expenses during the period. Our loss on operations increased from $369,874 in the second quarter of 2010 compared to $399,615 for the same period in 2011, a 8% increase.  This increase is attributed to the overall decrease in revenue for this same period. Our net loss was $386,133 in the second quarter of 2010 compared to $2,217,633 for the same period in 2011. The increase in net loss is attributed directly to the loss on change in derivative liability.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

We had revenues for the six months ended June 30, 2010 of $607,284 compared to $482,972 in the second quarter of 2011, representing a 20% decrease.  The decrease in revenue is due to decreased sales.  Historically, our equipment sales are cyclical in nature.  The Company normally experiences decreases during the second quarter of each year.  The Company intensified its focus on the marketing, sale and provision of our historic products and services, as well as on obtaining FDA approval for its new proprietary medical device. Our equipment sales were $405,727 in the first six months of 2010, compared to $262,177 for the same period in 2011, representing a decrease in equipment sales of $143,550 for the same period in 2011 or a 35% decrease.  Our service and parts sales for the six month period of 2010 were $70,537 compared to $54,575 for the same period of 2011.  The decrease was due to decreased direct parts sales as well as direct service parts.  The Company will continue to focus on increasing its revenue in this area as well.

Our cost of revenue was $238,060 in the first six months of 2011 compared to $292,798 for the same period of 2010, which represents an decrease of $54,738 or 19%. This is due in large part to decreased sales. We experienced a gross profit margin in the first six months of 2010 of $314,486 compared to $244,912 for the same period of 2011. Our operating expenses decreased to $1,065,428 in the first six months of 2011 from $1,108,860 for the same period in 2010, a 1% decrease mostly due to better control of expenses during the period. Our loss on operations decreased from $(794,374) in the first six months of 2010 compared to $(820,516) for the same period in 2011, a 3% increase.  This increase is attributed to the overall decrease in revenue for this same period. Our net loss was $(818,819) in the first six months of 2010 compared to $(2,434,033) for the same period in 2011.  The increase in net loss is attributed directly to the loss on change in derivative liability.

Liquidity and Capital Resources

The Company's cash position was $110,771 at June 30, 2011 compared to $367,578 at December 31, 2010.  The reason for the decrease in cash at the end of the second quarter of 2011 as compared to December 31, 2010 is primarily due to repayment of indebtedness, decreased revenue and increased expenses as compared to other periods.

As of June 30, 2011, the Company has current assets of $368,089, non-current assets of $47,754, and current liabilities of $7,197,323, and as of December 31, 2010, current assets of $543,087, non-current assets of $50,053 and current liabilities of $5,402,858.  The reason for the decrease in current assets at the end of the second quarter of 2011 as compared to December 31, 2010 is primarily due to repayment of indebtedness, decreased cash and decreased revenue.

Net cash used in operating activities amounted to $(764,836) for the six month period ended June 30, 2010, as compared to net cash used by operating activities of $(758,695) for the same period in 2011.  The decrease in 2011 as compared to 2010 resulted from increased net loss for the period.

Net cash provided by financing activities amounted to $240,736 and $501,888 for the the periods ended June 30, 2010 and 2011, respectively.  The increase in 2011 as compared to the same period in 2010 resulted from the proceeds from issuance of common stock.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit. The Company will need between $50,000 to $100,000 annually to maintain its reporting obligations.  The Company may attempt to do more private placements of its stock in the future to raise capital, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to obtain approval of its prototype from the Federal Food and Drug Administration and to sustain monthly operations.  In order to address its working capital deficit, the Company also intends to endeavor to (i) reduce operating costs, (ii) reduce general, administrative and selling costs, (iii) increase sales of its existing products and services, and (iv) obtain the approval of the Federal Food and Drug Administration to the Company’s proprietary medical imaging device so that the Company can commence marketing, licensing and selling it.  There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

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

Item 4T.  Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging 3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2010, we had identified the following material weaknesses which still exist as of June 30, 2011 and through the date of this report:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

PART II.                 OTHER INFORMATION

Item 1.  Legal Proceedings

The Company may be involved in legal actions and claims arising in the ordinary course of business from time to time, none of which at this time is considered to be material to the Company’s business or financial condition.

Item 1A.  Risk Factors

Purchasing shares of common stock in Imaging3, Inc. (the “Company” or “I3”) entails substantial risk. You should be able to bear a complete loss of your investment. You should carefully consider the following factors, among others.

Forward-Looking Statements

The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for I3 to avail itself of the "safe harbor" provisions of that Act. The discussions and information in the Company’s public reports with the Securities and Exchange Commission (collectively, the “Reports”), including the documents incorporated by reference may contain both historical and forward-looking statements. To the extent that the Reports contain forward-looking statements regarding the financial condition, operating results, I3’s business prospects or any other aspect of I3’s business, please be advised that I3’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by management in forward-looking statements. I3 has attempted to identify, in context, certain of the factors that management currently believes may cause actual future experience and results to differ from I3’s current expectations. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, decrease in demand for medical imaging and other equipment, intense competition, including entry of new competitors, increased or adverse federal, state and local government regulation, failure by I3 to obtain the approval of the Federal Food and Drug Administration for its proprietary 3D medical imaging device currently in the prototype phase and subject to patent applications filed and pending, inadequate capital, unexpected costs, lower revenues and net income than forecast, failure to complete the development of I3’s proprietary products currently under development, technological obscelence of I3’s products, failure to commercialize or sell any new or existing products developed by I3, price increases for supplies, inability to raise prices, failure to obtain customers, the risk of litigation and administrative proceedings involving I3 and its employees, higher than anticipated labor costs, the possible fluctuation and volatility of operating results and financial condition, failure to make planned business acquisitions, failure of new businesses, if acquired, to be economically successful, decline in I3’s stock price, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in Reports filed by I3.

Need for Additional Capital - Operating Losses

I3 has incurred substantial operating deficits since inception and may continue to incur losses in the future.  To date, its revenue from component and equipment sales has not been adequate to cover research and development costs for proprietary products under development, marketing costs, operating and overhead costs, and substantial costs incurred in ongoing litigation.  Revenue from its old business model of selling nonproprietary medical equipment and components has declined in recent fiscal quarters, and no sales of I3’s proprietary 3D medical imaging product currently under development have yet been made, since it is still in the prototype phase.  I3 does not have sufficient cash flow from its current operations to enable it to maintain or grow its business. I3 must raise additional capital in the future to continue to operate its businesses.  Failure to secure adequate capital will hinder I3’s growth and may jeopardize it as a going concern.

Going Concern Qualification in Audit Report

The financial statements of I3 have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The financial statements do not reflect any adjustments that might result if I3 is unable to continue as a going concern.  I3 does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the I3’s ability to continue as a going concern.  The ability of I3 to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion.  I3 is actively seeking new investors.

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

Uninsured Losses

There is no assurance that I3 will not incur uninsured liabilities and losses as a result of the conduct of its business.  I3 generally does not maintain theft or casualty insurance and has modest liability and property insurance coverage, along with workmen's compensation and related insurance. However, should uninsured losses occur, I3’s shareholders could lose their invested capital.

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

Governmental Regulation of Medical Diagnostic Imaging Devices

Under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, all medical devices are classified by the Food and Drug Administration ("FDA") into one of three classes.  A Class I device is subject only to certain controls, such as labeling requirements and manufacturing practices; a Class II device must comply with certain performance standards established by the FDA; and a Class III device must obtain pre-market approval from the FDA prior to commercial marketing.  I3 must receive Class II approval to market its real time 3D medical diagnostic imaging devices.  I3 cannot be certain when, if ever, it will receive this approval.  In the absence of FDA approval, the Company will not be able to market or sell its proprietary diagnostic medical imaging device, resulting in a material adverse impact to the Company’s potential operating results and financial condition. Other laws and regulations may be adopted in the future that address the manufacture, sale and use of medical diagnostic imaging devices that could adversely affect I3's business.

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

Seasonality

Management does not expect any seasonality.  Accordingly, I3’s revenues and income are generally expected to be stable from month to month and throughout the entire year.

Decline in Stock Price

I3’s stock price has been volatile.  The stock market in general has been extremely vulnerable and management cannot promise that the price of I3’s common stock on the OTC Bulletin Board will not decline.  I3 may register more shares of its stock in the future, potentially increasing the supply of free trading shares and possibly exerting downward pressure on I3’s stock price.

Substantial Dilution

I3’s shareholders may experience substantial dilution from the issuance of new shares of capital stock, including but not limited to the issuance of common stock from the exercise of a substantial number of outstanding warrants.  The exercise price at I3’s outstanding warrants have been reduced to $0.05 per share to be equal to the current subscription price of I3’s current private placement of common stock, pursuant to the price adjustment terms of those warrants.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2011, the Company had issued 8,385,420 shares of common stock at $.05 cents a share for $419,271 cash and 500,000 shares of common stock at a market rate of $.086 cents per share for $43,000 in services.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification
32.2	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGING3, INC.

Dated: August 4, 2011	By:	/s/ Dean Janes
Dean Janes
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Dean Janes	Dated: August 4, 2011
Dean Janes, Chief Executive Officer
and Chairman (Principal Executive Officer)

By:	/s/Christopher Sohn	Dated: August 4, 2011
Christopher Sohn, Director, President
and Chief Operating Officer

By:	/s/Xavier Aguilera	Dated: August 4, 2011
Xavier Aguilera, Chief Financial Officer,
Secretary, and Executive Vice President
(Principal Financial/Accounting Officer)