Form 10-Q
period 2011-09-30
IMAGING3 INC
filed 2011-11-18
CIK 1205181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2011
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

_____________________________________
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

As of November 10, 2011, the number of shares outstanding of the registrant’s class of common stock was 408,455,853.

PART I.                      FINANCIAL INFORMATION

Item 1.              Financial Statements (Unaudited)

IMAGING3, INC.
BALANCE SHEETS
AT SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	9/30/2011	12/31/2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,891	$367,578
Accounts receivable, net	50,540	26,937
Inventory, net	186,888	127,947
Prepaid expenses	6,434	20,625
Total current assets	250,753	543,087

PROPERTY AND EQUIPMENT, net	13,162	19,029

OTHER ASSETS	31,024	31,024
Total assets	$294,939	$593,140

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$278,591	$249,641
Accrued expenses	1,837,021	2,191,643
Deferred revenue	219,112	135,530
Equipment deposits	95,000	62,250
Due to an officer	398,258	520,328
Derivative liability	3,975,545	2,243,466
Total current liabilities	6,803,527	5,402,858

STOCKHOLDERS' DEFICIT:
Common stock, no par value; authorized shares 750,000,000; 408,455,853 issued and 380,420,723 issued and outstanding at September 30, 2011 and December 31, 2010 respectively	13,910,638	11,990,073
Accumulated deficit	(20,419,226)	(16,799,791)
Total stockholders' deficit	(6,508,588)	(4,809,718)
Total liabilities and stockholders' deficit	$294,939	$593,140

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month periods ended September 30,		For the nine month periods ended September 30,
	2011	2010	2011	2010

Net revenues	$313,804	$366,661	$796,776	$973,945

Cost of goods sold	137,586	196,380	375,646	489,178
Gross profit	176,218	170,281	421,130	484,767

Operating expenses:
General and administrative expenses	794,872	532,180	1,860,299	1,641,040
Total operating expenses	794,872	532,180	1,860,299	1,641,040

Loss from operations	(618,654)	(361,899)	(1,439,169)	(1,156,273)

Other income (expense):
Interest expense	202,299	(9,287)	178,463	(38,769)
Other income	94,553	-	94,953	5,837
Gain (loss) on change in derivative liability	(863,602)	-	(2,452,883)	-
Total other income (expense)	(566,750)	(9,287)	(2,179,467)	(32,932)

Loss before income tax	(1,185,404)	(371,186)	(3,618,636)	(1,189,205)

Provision for income taxes	-	-	800	800

Net loss	$(1,185,404)	$(371,186)	$(3,619,436)	$(1,190,005)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common stock outstanding	392,980,238	375,765,976	385,508,104	375,728,796

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010 (UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,619,436)	$(1,190,005)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	5,867	3,448
Gain on settlement of accrued expenses	(172,190)	-
Shares issued for services	140,500
Loss on change in derivative liability	2,452,883	-
(Increase) / decrease in current assets:
Accounts receivable	(23,603)	142,519
Inventory	(58,941)	15,287
Prepaid expenses and other assets	14,191	1,155
Increase / (decrease) in current liabilities:
Accounts payable	28,950	70,129
Accrued expenses	11,776	(36,068)
Deferred revenue	83,582	87,826
Equipment deposits	32,750	(136,917)
Net cash used for operating activities	(1,103,671)	(1,042,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts from / (payments to) officer, net	(122,070)	380,677
Proceeds from issuance of common stock, net	865,054	36,499
Net cash provided by financing activities	742,984	417,176

NET DECREASE IN CASH & CASH EQUIVALENTS	(360,687)	(625,450)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	367,578	633,443

CASH & CASH EQUIVALENTS, ENDING BALANCE	$6,891	$7,993

NON-CASH ACTIVITIES:
Impact of exercise of warrants on derivative liability	720,803	-
Shares issued to settle accrued expenses	194,207	-
	$915,010	$-

The accompanying notes form an integral part of these unaudited financial statements

Imaging3, Inc.
Notes to Financial Statements
(Unaudited)

Item 1.              Financial Statements (Unaudited)

1.           ORGANIZATION AND DESCRIPTION OF BUSINESS

Imaging3, Inc. (the “Company”) is a California corporation incorporated on October 29, 1993, as Imaging Services, Inc.  The Company filed a certificate of amendment of articles of incorporation to change its name to Imaging3, Inc. on August 20, 2002.

The Company’s primary business is production and sale of medical equipment and parts, and services to hospitals, surgery centers, research labs, physician offices, and veterinarians.  Equipment sales include new c-arms, c-arm tables, remanufactured c-arms, used c-arm, and surgical tables.  Sales of parts consist of new or renewed replacement parts for c-arms.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.  The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

Due to Officer

At September 30, 2011 and December 31, 2010, the Company had a balance due to the Chief Executive Officer of the Company amounting to $398,258 and $520,328, respectively, for accrued consulting fees and amounts borrowed.  The amount is due on demand, is interest free and secured by the assets of the Company.

Equipment Deposits

Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods.  These deposits are applied to the invoices when the equipment is shipped to the customers.  The balance at September 30, 2011 and December 31, 2010, was $95,000 and $62,250, respectively.

Imaging3, Inc.
Notes to Financial Statements
(Unaudited)
Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue is recorded net of estimated product returns, which is based upon the Company’s return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.  The Company accrues for warranty costs, sales returns, and other allowances based on its experience. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management’s expectations. The Company sells warranties and recognizes warranty revenue over the term of the warranty period. Deferred revenue is recognized at the time of warranty sales.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re−valued at each reporting date, with changes in the fair value reported as charges or credits to income. The Company uses the Monte Carlo model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non−current based on whether or not net−cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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
(Unaudited)

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

3.           ACCOUNTS RECEIVABLE

All accounts receivable are trade related.  These receivables are current and management believes are collectible except for those for which a reserve has been provided.  The balance of accounts receivable as of September 30, 2011 was $50,540 as compared to $26,937 as of December 31, 2010.  The reserve amount for uncollectible accounts was $675 and $1,375 as of September 30, 2011 and December 31, 2010, respectively.

Imaging3, Inc.
Notes to Financial Statements
(Unaudited)

4.           INVENTORIES

Inventory consisted of the following:

	09/30/11	12/31/10
Parts inventory	$152,817	134,401
Finished goods	264,043	$223,518
Inventory reserve	(229,972)	(229,972)
Total, net	$186,888	$127,947

5.           PROPERTIES AND EQUIPMENT

Property and equipment consisted of the following:

	09/30/11	12/31/10
Furniture and office equipment	$78,695	$78,695
Tools and shop equipment	54,183	54,183
Vehicles	105,871	105,871
	238,749	238,749
Less Accumulated depreciation	(207,725)	(219,720)
Total, net	$31,024	$19,029

Depreciation expenses were $3,568 and $1,150 for the three months ended September 30, 2011 and 2010 and $5,867 and $3,448 for the nine months ended September 30, 2011 and 2010, respectively.

6.           ACCRUED EXPENSES

Accrued expenses consisted of the following:

	09/30/11	12/31/10
Accrued payroll taxes	$149,084	$143,718
Other accrued expenses	40,350	9,418
Accrued legal fees	10,484	396,536
Accrued ongoing litigation	1,637,103	1,641,771
Total	$1,837,021	$2,191,643

7.           STOCKHOLDERS’ EQUITY

Common Stock

During the nine month period ended September 30, 2011, the Company issued 17,301,084 shares of common stock for cash proceeds of $865,054 net of offering costs as part of its private placement.

During the nine month period ended September 30, 2011, the Company issued 4,112,725 shares of common stock for services rendered. A portion of these issuances, 1,685,135 shares, were issued for services expensed in the current period in the amount of $140,500.  The remaining shares totaling 2,427,590 were issued to settle an amount expensed in a prior period and recorded in accrued expenses.  The total amount of $523,014 in accrued expenses was settled for stock in the amount of $194,208 and cash to be paid of $156,616, generating a gain on the settlement of debt of $172,190.  These shares were issued at the fair market value on the day the transaction occurred.

During the nine month period ended September 30, 2011, the Company issued 6,621,321 shares for the exercise of 14,557,383 warrants on a cashless basis.  These shares were issued in accordance with the terms of the warrant agreements and no gain or loss was recorded.

Imaging3, Inc.
Notes to Financial Statements
(Unaudited)
8.           SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company paid income taxes of $800 and interest of $25,885 during the period ended September 30, 2011.  The Company paid income taxes of $800 and interest of $38,769 during the period ended September 30, 2010.

9.           GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the nine month periods ended September 30, 2010 and 2011, the Company incurred losses of $1,190,005 and $3,619,436, respectively.  The Company has an accumulated deficit of $20,419,226 and $16,799,791 as of September 30, 2011 and December 31, 2010, respectively.  The continuing losses have adversely affected the liquidity of the Company.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. During the start of the fourth quarter, the Company closed a transaction with institutional investors for a total of $1,000,000 of invested capital which is not reflected on the Company’s third quarter financial statements.

Management has taken the following steps to meet its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern:  Management devoted considerable effort during the three month period ended September 30, 2011, towards (i) obtaining approval from the Food and Drug Administration for its proprietary medical imaging device so that the Company can commence marketing and selling it, (ii) controlling salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods in order to increase sales of existing products and services, and (v) increasing marketing and sales of its products and services. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost.  The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the Chief Executive Officer and Chief Financial Officer.  Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense on a monthly basis.  Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

Imaging3, Inc.
Notes to Financial Statements
(Unaudited)

10.      DERIVATIVE LIABILITY

The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with its warrants to purchase common stock.  On October 15, 2010, in conjunction with the Company’s issuance of 4,587,157 shares of common stock for cash amounting to $1,000,000, the Company issued 13,761,471 warrants in three series (A, B, and C) each consisting of 4,587,157 common stock warrants, which have exercise prices that are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.2725, $0.2180, and $0.2725, respectively.  If these provisions are triggered, the exercise price of all their warrants will be reduced.  As a result, the warrants are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

As a result, the Company’s outstanding warrants containing exercise price reset provisions were classified as a derivative liability, in accordance with ASC 815. These warrants had exercise prices ranging from $0.85 - $1.27 and expire starting in July 2011. During the nine months ended September 30, 2011, the exercise price of all warrants was adjusted to $0.05 due to the aforementioned reset provisions.  As of October 15, 2010, the fair value of these warrants of $3,614,089 was recognized as an expense and an increase in derivative liability.  The change in fair value during the period from December 31, 2010 to September 30, 2011 of $2,452,883 is recorded as a loss on change in fair market value of derivative in the accompanying Statements of Operations.  The fair value of all warrants exercised during the period, $720,803, was recorded as a reduction in the derivative liability and an increase to additional paid in capital.

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

11.           RELATED PARTY TRANSACTION

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

The balance of due to officer amounts to $398,258 as of September 30, 2011 and $520,328 as of December 31, 2010, payable on demand.  The outstanding balance does not bear interest.

Imaging3, Inc.
Notes to Financial Statements
(Unaudited)

12.           CONCENTRATIONS

One customer represents 12.5% of the Company’s accounts receivable, as of September 30, 2010.

Four customers represented 17%, 11%, 11%, and 11% of the Company’s accounts receivable, respectively, as of September 30, 2011. Three customers represented 12%, 11%, and 11% of the Company’s revenue, respectively, for the nine month period ended September 30, 2011.

13.           SUBSEQUENT EVENTS

On October 4, 2011, we entered into a Securities Purchase Agreement and Security Agreement (collectively, the “Agreement”) with certain lenders (collectively, the “Lenders” and individually a “Lender”).  Pursuant to the Agreement, the Lenders made a loan to the Company in the total amount of one million dollars ($1,000,000) evidenced by Senior Secured Notes due October 3, 2012 (the “Notes”), in the aggregate principal amount of $1,200,000.  The Company has the right to extend the maturity date of the Notes from October 3, 2012 to April 1, 2013, provided that no event of default has occurred under the Notes.  The Notes are convertible into shares of the Company’s common stock at a rate of the lesser of (a) $0.10 per share or (b) 80% of the average of the three (3) lowest daily VWAPs (volume weighted average prices) during the twenty-two (22) consecutive trading days immediately preceding the applicable conversion date on which a Lender elects to convert all or part of its Note, but not less than $0.05 per share, subject to adjustment as provided in each Note.  The Notes are secured by a senior perfected security interest in all of the Company’s assets.

Each Lender also received a 5-year warrant (the “Warrants”) to purchase such number of shares of the Company’s common stock as is equal to the original principal amount of each Lender’s loan divided by $0.10, having an initial exercise price equal to $0.10 per share (with an aggregate number of shares of the Company’s common stock under all Warrants equal to 12,000,000 shares).

The holders of warrants issued by the Company in October 2010 have asserted a claim for an adjustment (increase) in the number of their warrants and their exercise price (decrease) as a result of the new financing.  We currently dispute the proposed adjustment and the class of warrants outstanding.  We cannot currently predict the outcome of the dispute.  This dispute does not impact the accounting for the warrants issued.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q may contain “forward-looking statements,” as that term is used in federal securities laws, about Imaging3, Inc.’s financial condition, results of operations and business.  These statements include, among others:

•
statements concerning the potential benefits that Imaging3, Inc. (“I3,” “Imaging3,” “we,” or the “Company”) may experience from its business activities and certain transactions it contemplates or has completed; and

•
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

(j)	dilution in the ownership of the Company through the issuance by us of additional securities and the conversion of outstanding warrants, notes and other securities; and

(k)	our failure to obtain approval of our proprietary medical imaging technology and device from the Federal Food and Drug Administration (“FDA”).

We cannot assure that Imaging3 will be profitable.  Imaging3 may not be able to successfully develop, manage or market its products and services.  We may not be able to attract or retain qualified executives and technology personnel.  We may not be able to obtain customers for our products or services.  Our products and services may become obsolete.  Government regulation may hinder our business.  We may not be able to obtain the required approvals from the FDA for our products and services.  The FDA has not approved our proprietary 3D medical imaging device. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants, notes and stock options.  We are exposed to other risks inherent in our businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q.  The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that Imaging3 or persons acting on our behalf may issue.  We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

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

Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer’s needs ranging from five days to six months.  An operating lease agreement is utilized.  The rental revenues were insignificant in the nine month periods ended September 30, 2011 and 2010.  Written rental agreements are used in all instances.

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

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2011

We had revenues in the third quarter of 2010 of $366,661, compared to $313,804 in the third quarter of 2011, which represents a 14% decrease.  The decrease in revenue is due to decreased sales.  Historically, our equipment sales are cyclical in nature.  The Company has been experiencing decreases during the third quarter of each year.  The Company also intensified its focus on the marketing, sale, and provision of its historic products and services, as well as on obtaining FDA approval for its new proprietary medical device.  Our equipment sales were $244,000 in the third quarter of 2010, compared to $156,914 for the same period in 2011, representing a decrease in equipment sales of $87,086 for the same period in 2011 or 36%.  Our service and parts sales for the third quarter of 2010 were $64,675, compared to $74,095 in the third quarter of 2011.  The slight increase was due to increased direct parts sales.  We will continue to focus on increasing our revenue in this area, as well.

Our cost of revenue was $196,380 in the third quarter of 2010, compared to $137,585 for the same period of 2011, which represents a decrease of $58,794 or 30%.  This decrease is due in large part to decreased sales for the period.  We had a gross profit margin in the third quarter of 2010 of $170,281, compared to $176,218 for the same period of 2011, a 3.5% increase.  Our operating expenses increased to $794,872 in the third quarter of 2011 from $532,180 for the same period in 2010, a 49% increase mostly due to an increase in general expenses during the same period.  Our loss on operations increased from $(361,899) in the third quarter of 2010, compared to $(618,654) for the same period in 2011, a 71% increase.  This increase is attributed to the overall increase in General and Administrative expenses for this same period.  Our net loss was $371,186 in the third quarter of 2010, compared to $1,185,404 for the same period in 2011, a 219% increase, primarily as a result of an increased loss on the change of the derivative liability.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2011

We had revenues for the nine months ended September 30, 2010 of $973,945, compared to $796,776 for the nine months ended September 30, 2011, representing a 18% decrease.  The decrease in revenue is due to decreased sales.  Historically, our equipment sales are cyclical in nature.  The Company continues to experience decreases during the third quarter of each year.  The Company also intensified its focus on the marketing, sale and provision of our historic products and services, as well as on obtaining FDA approval on its new proprietary medical device.  Our equipment sales were $649,727 in the first nine months of 2010, compared to $419,091 for the same period in 2011, representing a decrease in equipment sales of $230,636 for the same period or a 35% decrease.  Our service and parts sales for the first nine months of 2010 were $181,287, compared to $200,170 for the same period of 2011.  The increase was due to increased sales and service.  We will continue to focus on increasing our revenue in this area, as well.

Our cost of revenue was $489,178 in the first nine months of 2010, compared to $375,646 for the same period of 2011, which represents a decrease of $113,532 or 23%.  This is due in large part to decreased sales for the period.  We experienced a gross profit margin in the first nine months of 2010 of $484,767, compared to $421,130 for the same period of 2011.  Our operating expenses slightly increased from $1,860,300 in the first nine months of 2011, compared to $1,641,040 for the same period in 2010, a 13% increase mostly due to an increase in general expenses during the period.  Our loss on operations increased from $(1,156,273) in the first nine months of 2010, compared to $(1,439,169) for the same period in 2011, a 24% increase.  This increase is attributed to the overall increase in General and Administrative expenses for this same period.  Our net loss was $(1,190,005) in the first nine months of 2010, compared to $(3,619,436) for the same period in 2011, a 404% increase, again as a result of an increased loss on change in derivative liability for the same period.

Liquidity and Capital Resources

Our cash position was $6,891 at September 30, 2011, compared to $367,578 at December 31, 2010.  The reason for the decrease in cash at the end of the third quarter of 2011 as compared to December 31, 2010 is primarily due to repayment of indebtedness and utilizing capital for normal operations.  Gross sales on normal operations have not kept up to replace the expenditure of the capital realized from the sale of Company shares that were attributed to the large cash position on December 31, 2010.

As of September 30, 2011, we had current assets of $250,753, non-current assets of $44,186, and current liabilities of $6,803,545, and as of December 31, 2010, current assets of $543,087, non-current assets of $50,053, and current liabilities of $5,402,858.  The reason for the decrease in current assets at the end of the third quarter of 2011 as compared to December 31, 2010 is primarily due to repayment of indebtedness, decreased cash, and decreased account receivables.

Net cash used in operating activities amounted to $(1,042,626) for the nine month period ended September 30, 2010, compared to net cash used by operating activities of $(1,103,671) for the same period in 2011.  The decrease in 2011 as compared to 2010 resulted from the adjustment in the derivative liability account.

Net cash provided by financing activities amounted to $417,176 and $742,984 for the nine month periods ended September 30, 2010 and 2011, respectively.  The increase in 2011 compared to the same period in 2010 resulted from increased proceeds from the issuance of common stock during the same period in 2011.

We do not have sufficient capital to meet our current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  We intend to seek additional capital and long term debt financing to attempt to overcome our working capital deficit.  We did close a $1,000,000 capital infusion during the first few weeks of October 2011 from institutional investors.  We will need between $50,000 and $100,000 annually to maintain our reporting obligations.  We may attempt to do more private placements of our stock in the future to raise capital, but we cannot assure that we can raise sufficient capital or obtain sufficient financing to enable us to obtain approval of our prototype from the FDA and to sustain monthly operations.  In order to address our working capital deficit, we also intend to endeavor to (i) reduce operating costs, (ii) reduce general, administrative and selling costs, (iii) increase sales of our existing products and services, and (iv) obtain the approval of the FDA to our proprietary medical imaging device so that we can commence marketing, licensing and selling it.  There may not be sufficient funds available to us to enable us to remain in business and our needs for additional financing are likely to persist.

Going Concern Qualification

We have incurred significant losses from operations, and such losses are expected to continue. Our auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2010.  In addition, the Company has limited working capital.  The foregoing raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans include seeking additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging 3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2010, we had identified the following material weaknesses which still exist as of September 30, 2011 and through the date of this report:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.  Legal Proceedings

Imaging3, Inc. (“I3,” “Imaging3,” “we,” or the “Company”) may be involved in litigation arising in or outside the ordinary course of business from time to time, none of which at this time is considered to be material to our business or financial condition.

Item 1A.  Risk Factors

Purchasing shares of common stock in Imaging3 entails substantial risk.  You should be able to bear a complete loss of your investment.  You should carefully consider the following factors, among others.

Forward-Looking Statements

The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for I3 to avail itself of the “safe harbor” provisions of that Act.  The discussions and information in the Company’s public reports with the Securities and Exchange Commission (collectively, the “Reports”), including the documents incorporated by reference may contain both historical and forward-looking statements.  To the extent that the Reports contain forward-looking statements regarding the financial condition, operating results, I3’s business prospects or any other aspect of I3’s business, please be advised that I3’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by management in forward-looking statements.  I3 has attempted to identify, in context, certain of the factors that management currently believes may cause actual future experience and results to differ from I3’s current expectations.  The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, decrease in demand for medical imaging and other equipment, intense competition, including entry of new competitors, increased or adverse federal, state and local government regulation, failure by I3 to obtain the approval of the Federal Food and Drug Administration (“FDA”) for its proprietary 3D medical imaging device currently in the prototype phase and subject to patent applications filed and pending, inadequate capital, unexpected costs, lower revenues and net income than forecast, failure to complete the development of I3’s proprietary products currently under development, technological obscelence of I3’s products, failure to commercialize or sell any new or existing products developed by I3, price increases for supplies, inability to raise prices, failure to obtain customers, the risk of litigation and administrative proceedings involving I3 and its employees, higher than anticipated labor costs, the possible fluctuation and volatility of operating results and financial condition, failure to make planned business acquisitions, failure of new businesses, if acquired, to be economically successful, decline in I3’s stock price, additional dilution of the existing shareholders’ ownership of I3, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in Reports filed by I3.

We have incurred substantial operating deficits since inception and may continue to incur losses in the future.  To date, our revenue from component and equipment sales has not been adequate to cover research and development costs for proprietary products under development, marketing costs, operating and overhead costs, and substantial costs incurred in ongoing litigation.  Revenue from our old business model of selling nonproprietary medical equipment and components has declined in recent fiscal quarters, and no sales of I3’s proprietary 3D medical imaging product currently under development have yet been made, since it is still in the prototype phase.  We do not have sufficient cash flow from our current operations to enable us to maintain or grow our business.  We must raise additional capital in the future to continue to operate our businesses.  Failure to secure adequate capital will hinder ’our growth and may jeopardize I3 as a going concern.

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

If we are required by the Food and Drug Administration to conduct clinical trials for our 3D medical imaging technology and device, the additional cost and time incurred before we receive approval from the Food and Drug Administration for the commercial sale and use of our device could  be substantial and adversely affect our business, financial condition and operating results.  On October 28, 2010, we received a letter from the Food and Drug Administration responding to our 501(k) application for clearance of our 3D medical imaging technology and device.  In our application to the Food and Drug Administration we stated that our medical device is substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976 and therefore should be approved for commercial sale and use as a Class II device, without the necessity for clinical trials.  The Food and Drug Administration responded by rejecting our position that our medical device is substantially equivalent to such prior devices, citing several deficiencies in our submission.  We plan to refile our application to the Food and Drug Administration in the near future to again seek Class II approval, in which we will endeavor to address the deficiencies.  We have engaged special outside professional counsel to assist us with the preparation and submission of our next filing with the Food and Drug Administration.  While we disagree with the Food and Drug Administration’s position and we plan to refile our application with additional information supporting our application for clearance, we cannot assure that such approval will be obtained or that we may not ultimately be required to file our application under Class III where clinical trials would be required, significantly delaying or preventing our device from being approved for commercial sale and use.

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

We may not achieve the revenue predicted by us in our business model.  We plan to implement a business model that calls for us to sell medical diagnostic imaging devices, based on our proprietary technology.  I3 will incur substantial operating losses until such time as it is able to generate revenues from the sale of these products.  We cannot assure that businesses and customers will adopt our products and technology in the volume that we project, or that businesses and prospective customers will agree to pay the prices that we proposes to charge.  In the event I3’s customers resist paying prices at the rate I3 proposes, I3’s financial conditions and results of operations will be materially and adversely affected.

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

We must adapt quickly to changes in technology.  Medical diagnostic imaging is a rapidly evolving technology.  I3 must keep abreast of this technological evolution.  To do so, we must continually improve the performance, features and reliability of our medical imaging equipment and related products.  If we fail to maintain a competitive level of technological expertise, then we will not be able to compete in our market.  I3 must be able to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.  I3 can offer no assurance that it will be able to successfully use new technologies effectively or adapt I3’s products in a timely manner to a competitive standard.  If I3 is unable to adapt in a timely manner to changing technology, market conditions or customer requirements, then I3 may not be able to successfully compete in its market.

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

We have risks related to third party loans incurred by one of our executive officers.  Our chief executive officer pledged shares of his I3 common stock as collateral for different third party loans incurred by him.  The lender’ perfected their security interest in the shares by taking possession of stock certificates representing the shares.  As a result, in the event our chief executive officer defaults on any of these loans, the affected lender could immediately sell all of the shares securing the lender’s loan into the market without any further action on our part which could cause our stock price to decline.

There is no assurance that we will achieve profitability.  We cannot assure that I3 will be able operate profitability in the future.  Profitability, if any, will depend in part upon I3’s ability to successfully develop, obtain FDA approval, and market its proprietary medical diagnostic imaging technology, and other products and services.  We may not be able to successfully transition from our current stage of business to a stabilized operation having sufficient revenues to cover expenses.  While attempting to make this transition, we will be subject to all the risks inherent in a small business, including the needs to adequately service and expand our customer base and to maintain and enhance our current services.  I3’s future profitability will be affected by all the risk factors described herein.

We are exposed to various possible claims relating to our business and our insurance may not fully protect us.  We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business.  I3 generally does not maintain theft or casualty insurance and has modest liability and property insurance coverage, along with workmen’s compensation and related insurance.  However, should uninsured losses occur, I3’s shareholders could lose their invested capital.

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

We do not have any independent directors.  Currently, the only members of the Board of Directors are Dean Janes, Christopher Sohn and Xavier Aguilera. None of these directors is considered an “independent director,” as defined under FINRA listing standards and the Nasdaq Marketplace Rules.  Therefore, all decisions of the Board of Directors will be made by persons who are not considered independent directors.

The loss of the services of any or our management or key executives could adversely affect our business.  Our success is substantially dependent on the performance of our executive officers and key employees.  The loss of an officer or director of I3 would have a material adverse impact on I3.  I3 will generally be dependent upon its executive officers, Dean Janes, Christopher Sohn and Xavier Aguilera, for the direction, management and daily supervision of I3’s operations.

The relationship of our management team to us could create conflicts of interest.  The relationship of management to us creates conflicts of interest.  We lease our executive offices from our Chief Executive Officer pursuant to a lease that was not determined at arms length. Management’s compensation from I3 has not been determined pursuant to arm’s-length negotiation.  Management believes that it will have the resources necessary to fulfill its management obligations to all entities for which it is responsible.

Our ability to protect our intellectual property is uncertain.  I3 has applied to the U.S. Patent and Trademark Office to register “Imaging3” as a service mark and as a trademark.  There are no assurances that these applications will be approved and the registrations granted or that any other person will not challenge the registration or attempt to infringe upon I3’s marks.  If I3 is unable to protect its rights to its trademarks or if such marks infringe on the rights of others, I3’s business would be materially adversely affected.

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

Our medical diagnostic imaging devices are subject to government regulation.  Under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, all medical devices are classified by the Food and Drug Administration (“FDA”) into one of three classes.  A Class I device is subject only to certain controls, such as labeling requirements and manufacturing practices; a Class II device must comply with certain performance standards established by the FDA; and a Class III device must obtain pre-market approval from the FDA prior to commercial marketing.  I3 must receive Class II approval to market its real time 3D medical diagnostic imaging devices.  We cannot be certain when, if ever, we will receive this approval.  In the absence of FDA approval, we will not be able to market or sell our proprietary diagnostic medical imaging device, resulting in a material adverse impact to ’our potential operating results and financial condition.  Other laws and regulations may be adopted in the future that address the manufacture, sale and use of medical diagnostic imaging devices that could adversely affect our business.

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

Our stock price may continue to be volatile and there is a risk our stock price could decline.  Our stock price has been volatile.  The stock market in general has been extremely vulnerable and management cannot promise that the price of our common stock on the OTC Bulletin Board will not decline.  We may register more shares of our stock in the future, potentially increasing the supply of free trading shares and possibly exerting downward pressure on our stock price.

Shareholders will experience dilution in their ownership of us. The Company expects to issue additional securities in the future which will cause dilution in the ownership of its outstanding shares.  New securities may be issued by us directly for capital, services or other consideration, or through the conversion of outstanding notes, warrants and stock options, the number and exercise prices of which may vary and be adjusted.

Our principal shareholders have voting control of Imaging3.  As of September 30, 2011, our executive officers and directors beneficially owned, in the aggregate, approximately 21% of our outstanding common stock.  In addition, we are issuing special series of voting stock conferring additional voting power to our chief executive officer.  The new special series of voting stock does not entitle the holder to any dividends or distributions and is not be convertible into shares of our common stock.  The issuance of the shares of the new special series of voting stock enables our principal shareholders  to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interests of all of our shareholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2011, the Company issued 9,400,799 shares of common stock for services rendered for a total of $470,040.  These shares were issued at the fair market value on the day the transaction occurred.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

On or about November 17, 2011, the Company issued to its Chief Executive Officer 1,000 shares of its Series A Preferred Stock.  Each share of Series A Preferred Stock entitles the holder to 350,000 votes on all matters for which shareholders of the Company have a vote.  The Series A Preferred Stock is not convertible into our common stock, has no right to dividends or distributions, and has no liquidation preference.

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification
32.2	Section 906 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGING3, INC.

Dated: November 18, 2011	By:	/s/ Dean Janes
Dean Janes
Chief Executive Officer
and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dean Janes	Chief Executive Officer and Chairman	November 18, 2011
Dean Janes	(Principal Executive Officer)

/s/ Christopher Sohn	Director, President and Chief Operating Officer	November 18, 2011
Christopher Sohn

/s/ Xavier Aguilera	Chief Financial Officer, Secretary, and Executive Vice President	November 18, 2011
Xavier Aguilera	(Principal Financial/Accounting Officer)