Form 10-K
period 2011-12-31
IMAGING3 INC
filed 2012-04-16
CIK 1205181

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $21,338,197 as of June 30, 2011 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 414,388,151 shares outstanding of the registrant’s Common Stock as of March 14, 2012.

PART I

ITEM 1. BUSINESS

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

In mid 1995, Imaging3 purchased the assets of ProMedCo.  ProMedCo had an exclusive agreement with OEC to remanufacture OEC C-arms for OEC Medical Systems.  Though the purchase did not transfer the agreement, it eliminated one of our competitors and provided a substantial inventory of replacement parts.  Access to these replacement parts allowed us to increase immediately our production levels and created the opportunity to remanufacture OEC’s complete product line, thereby increasing the models we could offer our customers.  Also, this purchase allowed us to enter the lucrative parts sales business.

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

In April 2007, we completed building our first prototype medical diagnostic imaging device.  On November 25, 2009, we filed with the FDA a 510(k) application for approval of our medical diagnostic imaging device for sale in the United States.  On October 28, 2010, we received a letter from the FDA responding to our application by rejecting our position that our medical device is substantially equivalent to prior devices and therefore rejecting our 510(k) application to have our device approved for commercial sale and use as a Class II device.  We disagree with the FDA’s position and plan to re-file our application with additional information supporting our application for clearance.  Assuming that the FDA grants approval of our revised application, we intend to follow up and apply to sell the product in the European and then worldwide markets.

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

Multi-function Device

A diagnostic medical imaging device built with Imaging3 technology can perform several functions and can potentially replace or supplement a number of existing devices, resulting in considerable cost savings for hospitals and healthcare centers.  These functions include:

•	Perform real-time, 3D medical imaging;
•	Emulate a computerized tomography scanner (at a fraction of the capital cost); and
•	Perform standard fluoroscopy.

Our management believes that this multi-function capability will be especially attractive in foreign markets, where the cost of a computed tomography (“CT”) scanner is beyond the means of most hospitals and healthcare centers.

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

Management believes that Imaging3 is also the largest distributor of C-arm tables in the United States.  We offer new, demonstration, remanufactured, refurbished, and pre-owned C-arm tables in all price ranges from every major manufacturer.  We also supply pain management tables, surgery tables, urology tables, and vascular tables.  Imaging3’s management intends to use our base of operations and channels of distribution to launch our new medical imaging devices business, based on our breakthrough Imaging3 technology.

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

The “O” Device

Part of our invention is based on an “O” device to create a circular gantry similar to that used with CT to scan a patient a full 360 degrees with fluoroscopic radiation.  This approach is expected to allow imaging of the patient from any frame of reference or angulation (current medical imaging devices are limited to 150 degrees to 360 degrees with mechanical orientation or manipulation). 3D imaging requires an “O” device to scan the patient in increments of 360 degrees to allow construction of a three-dimensional image.  By scanning the patient in 360 degrees and acquiring images at 30 to 60 frames per second, management believes a three-dimensional image can be constructed.

Imaging3 Technology Differs from Other Approaches

The “O” device approach is similar to that used in a CT scan.  The difference is CT is used to image a “slice” of the anatomy and not intended for real-time fluoroscopic imaging.  The slice is obtained by using a fulcrum reference point and rotating the X-ray source and image receptor in reference to that point.  This basic geometry creates a 2D image in any depth desired, in any region of the body.  The “O” device would use a similar fulcrum point to reference depth, but the scan would not create a slice but instead a real-time image captured at 30 to 60 frames per second in 360 degrees.  Further, management believes that the “O” device would be used for conventional fluoroscopic imaging with the advantage of positioning the X-ray source and receptor at any angulation desired.

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

Product and Service Differentiation

According to our management, the differentiating attributes of Imaging3 technology include:

•	The only 3D, real-time medical diagnostic imaging device in the market that will produce high resolution images;
•	Reasonably priced;
•	Easy-to-install;
•	Vast array of features; and
•	Highly reliable.

The Imaging3 medical device will be reasonably priced because it will cost considerably less than comparable MRI and CT Scan machines.  It will be easy to install because it is lighter and will be more mobile than the MRI and CT Scan machines.  It will have more features than MRI and CT Scan machines because it will provide 3D instant real time images and real time CT emulation, which the other machines currently do not provide.  Management believes that the Imaging3 medical device will be more reliable than competing MRI and CT Scan machines because it needs less radiation to provide its 3D images, and its assembled components are simpler, more efficient, and standard (i.e. “off-the-shelf”), rather than customized.

Value Proposition

Our value proposition is simple:  diagnostic imaging devices with Imaging3 technology allow healthcare providers to easily produce 3D, real-time, high resolution images at a reasonable cost.

Positioning

Management believes that Imaging3 can be positioned as offering the superior solution for producing medical diagnostic images.  Management believes that our unique advantage is that we can offer a diagnostic imaging solution that will allow healthcare providers to view real-time references for virtually any procedure.  We plan to reposition our competitors by demonstrating that their offerings are inadequate compared to our device because they:

•	Do not provide 3D images;
•	Do not provide images in real-time;
•	Do not provide comparable high resolution images; and
•	Are too costly.

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

Target Market Segment

Our management has identified general medical and surgical hospitals in the United States as our primary target market segment for Imaging3 technology.  According to D&B/ iMarket, there are 12,041 general medical and surgical hospitals in the United States.

Distribution Channels

We plan to sell our Imaging3 medical diagnostic imaging devices through several channels of distribution, including:

Direct Sales to End Users

Our policy is to sell directly to end-users whenever possible.  Our management expects that direct sales will occur most often with larger customers.

Dealers and Manufacturers’ Representatives

We plan to supplement our own field sales force by entering into agreements with dealers and manufacturers’ representatives.  Because dealers and manufacturers’ representatives carry several product/service lines that are compatible with our products and services, Imaging3 plans to select dealers and manufacturers’ representatives carrying complementary and compatible products and services, as well as dealers and manufacturers’ representatives that sell dissimilar products and services yet are appropriate for their customers’ customer.

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

Field Sales Force

Management anticipates that the majority of our selling efforts to large accounts will be handled internally through our field sales force.  We have chosen to use a direct sales force because our large accounts require considerable customer education and post-sales support directly from us.  Management believes that our price points, pricing structure and profits are such that our cost of sales warrants a “person-to-person” selling strategy.

Employees

We currently employ 12 full-time individuals, all of whom are working at our leased offices at 3200 W. Valhalla Drive, Burbank, California 91505.  Seven of those 12 full-time employees are employed in administrative, marketing, and sales positions, and the remaining five are technical employees employed in research, development, and production positions.  We project that during the next 12 months, our workforce is likely to increase.

To support our need for technical staffing, we have established relationships with technical staffing organizations that continuously offer highly qualified personnel to meet our needs, both locally and from out of the area.

Intellectual Property Matters

Our policy is to have all of our employees execute agreements that impose nondisclosure obligations on the employee and in which the employee has assigned to us (to the extent permitted by California law) all copyrights and other inventions created by the employee during employment with us.  The rights underlying the application for the patent of the Imaging3 technology have been assigned to us.  We have in place a trade secret protection policy that our management believes to be adequate to protect our intellectual property and trade secrets.

Government Regulatory Approval Process

All of our products are classified as Class II (Medium Risk) devices by the FDA and clinical studies with our products will be considered to be Non-Significant Risk Studies, except that our 501(k) application with the FDA for our proprietary medical imaging device has not yet been approved as a Class II device.  Imaging3’s business is governed by the FDA and all products typically require 510(k) market clearance before they can be put in commercial distribution.  We are also regulated by the FDA’s Quality Systems Regulation, which is similar to the ISO9000 and the European EN46000 quality control regulations. All of our products currently in production or manufactured by other vendors are approved for marketing in the United States under the FDA’s 510(k) regulations.

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

As to our new product and its potential for classification, the FDA requires us, as the manufacturer, to submit an application in whichever classification we choose in the submission form we choose, meaning 510(k) or pre-market approval application.  The FDA reviews the submission and determines whether the application is appropriately filed and in the correct submission format.  The criteria they use for determination on a 510(k) is substantially equivalent, which is a comparative analysis of the manufacturer’s device in the submission with existing devices already approved by the FDA.  This is the purpose of the FDA’s Device Classification Database, giving manufacturer’s products with approved submissions and categories of devices to compare new device submissions.  A new type of device may not be found in the product classification database.  If the device is a high risk device (supports or sustains human life, is of substantial importance in preventing impairment of human health, or presents a potential, unreasonable risk of illness or injury) and has been found to be not substantially equivalent to a Class I, II, or III (Class III requiring 510(k)), then a pre-market approval application will be required.

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

Our new product, the “Real-time 3D Imaging Device” is expected to be submitted as Product Code “IZG,” Device Class II, “System, X-ray, Photofluorographic,” Regulation Number 892.1730, since this is the closest device description.  The FDA may at its own choosing and determination wish to reclassify this device as a Class III, which we believe is unlikely, since the majority of our device functions are similar to existing products currently being marketed and as classified above.

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

FDA regulations provide 180 days to review the pre-market approval application and make a determination.  In reality, the review time is normally longer.  Before approving or denying a pre-market approval application, the appropriate FDA advisory committee may review the pre-market approval application at a public meeting and provide the FDA with the committee’s recommendation on whether or not the FDA should approve the submission. After the FDA notifies the applicant that the pre-market approval application has been approved or denied, a notice is published on the Internet (1) announcing the data on which the decision is based, and (2) providing interested persons an opportunity to petition the FDA within 30 days for reconsideration of the decision.

A pre-market approval application is a scientific, regulatory documentation to the FDA to demonstrate the safety and effectiveness of the Class III device.  There are administrative elements of a pre-market approval application, but good science and scientific writing is a key to the approval of a pre-market approval application.  If a pre-market approval application lacks elements listed in the administrative checklist, the FDA will refuse to accept a pre-market approval application and will not proceed with the in-depth review of scientific and clinical data.  If a pre-market approval application lacks valid clinical information and scientific analysis based on sound scientific reasoning, it will delay the FDA’s review and approval.  Pre-market approval applications that are incomplete, inaccurate, inconsistent, omit critical information, and are poorly organized have resulted in delays in consideration.

Three categories of the pre-market approval application are very important:

Technical Sections. The technical sections containing data and information should allow the FDA to determine whether to approve or disapprove the application.  These sections are usually divided into non-clinical laboratory studies and clinical investigations.

Non-clinical Laboratory Studies’ Section. The non-clinical laboratory studies’ section includes information on microbiology, toxicology, immunology, biocompatibility, stress, wear, shelf life, and other laboratory or animal tests. Non-clinical studies for safety evaluation must be conducted in compliance with 21CFR Part 58 (Good Laboratory Practice for Nonclinical Laboratory Studies).

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

We are listed with the FDA as a new device manufacturer, our Registration Number is 20300565, and our Owner Operator Number is 9023393.  Though we do not currently manufacture new devices, the FDA requires our registration as a remanufacturer. Imaging3 is subject to the FDA’s Radiological Health Program, under the Center for Devices Radiological Health division of the FDA.

We must be in compliance with Good Manufactures Practices (“GMP”), Quality Control, and Medical Device Reporting (“MDR”).  The FDA may from time to time, usually every two to three years, audit us for compliance.  In these audits the FDA reviews documents, interviews management and reviews all procedures.

The current GMP requirements set forth in the Quality System (“QS”) regulation are promulgated under Section 520 of the Federal Food, Drug and Cosmetic (“FFD&C”) Act.  They require that domestic or foreign manufacturers have a quality system for the design, manufacture, packaging, labeling, storage, installation, and servicing of finished medical devices intended for commercial distribution in the United States.  The regulation requires that various specifications and controls be established for devices; that devices be designed under a quality system to meet these specifications; that devices be manufactured under a quality system; that finished devices meet these specifications; that devices be correctly installed, checked and serviced; that quality data be analyzed to identify and correct quality problems; and that complaints be processed. Thus, the QS regulation helps assure that medical devices are safe and effective for their intended use.  The FDA monitors device problem data and inspects the operations and records of device developers and manufacturers to determine compliance with the GMP requirements in the QS regulation.

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

The statutory authority for the MDR regulation is Section 519(a) of the FFD&C Act as amended by the Safe Medical Devices Act of 1990.  The Safe Medical Devices Act of 1990 requires user facilities to report:

•	Device-related deaths to the FDA and the device manufacturer;

•	Device-related serious injuries to the manufacturer, or to the FDA if the manufacturer is not known; and

•	Submit to the FDA on an annual basis a summary of all reports submitted during that period.

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

Our last audit with the FDA was in 2010 and we expect a new audit to take place shortly after our new device is resubmitted to the FDA in a 510(k) application.

In an audit performed by the FDA, our records for service and repair, quality control, device labeling and serial number tracking are reviewed.  If the FDA finds issues of non-compliance they issue a letter requesting correction, giving us 30 days to correct the non-compliance.  Extensions can be requested to reply, but most issues, if any, can be handled in a 30-day period.

Since our registration with the FDA in 1995, we have had two audits.  We did not receive any notice or correspondence of non-compliance due to those audits.  We received only one suggestion regarding our record keeping process, which addressed preventive maintenance forms being included in all customer files for which we provide service.

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

We intend to seek to obtain FDA approval of our proprietary medical imaging device in 2012, although we cannot assure that this approval will be granted when expected.    All of our marketing efforts for the new device must start from the date the FDA approves the device to be marketed.  Since we are already registered with the FDA as a new device manufacturer and have been through an audit performed by the FDA, the FDA is already familiar with us and our processes. The FDA may wish to obtain updated information about us and may require more time to process our planned 510(k) resubmission than estimated.

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

Only a small portion of our revenues come through a government system.  Virtually all of our revenues are obtained from sales and service to vendees who pay us directly.  We have not been subject to Medicare, Medicaid, or any other federally funded health care program.

ITEM 1A. RISK FACTORS

Purchasing shares of common stock in Imaging3 entails substantial risk.  You should be able to bear a complete loss of your investment.  You should carefully consider the following factors, among others.

Forward-Looking Statements

The discussions and information in our public reports with the Securities and Exchange Commission (collectively, the “Reports”), including the documents incorporated by reference may contain both historical and forward-looking statements.  To the extent that the Reports contain forward-looking statements regarding the financial condition, operating results, our business prospects or any other aspect of our business, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by management in forward-looking statements.  We have attempted to identify, in context, certain of the factors that management currently believes may cause actual future experience and results to differ from our current expectations.  The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, decrease in demand for medical imaging and other equipment, intense competition, including entry of new competitors, increased or adverse federal, state and local government regulation, failure by us to obtain the approval of the FDA for our proprietary 3D medical imaging device currently in the prototype phase,  inadequate capital, unexpected costs, lower revenues and net income than forecast, failure to complete the development of our proprietary products currently under development, technological obscelence of our products, failure to commercialize or sell any new or existing products developed by us, price increases for supplies, inability to raise prices, failure to obtain customers, the risk of litigation and administrative proceedings involving us and our employees, higher than anticipated labor costs, the possible fluctuation and volatility of operating results and financial condition, failure to make planned business acquisitions, failure of new businesses, if acquired, to be economically successful, decline in our stock price, dilution of ownership in us due to the issuance of additional securities by us or the conversion or exercise of outstanding convertible and other securities, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in Reports filed by us.

We have incurred substantial operating deficits since inception and may continue to incur losses in the future.  To date, our revenue from component and equipment sales has not been adequate to cover research and development costs for proprietary products under development, marketing costs, operating and overhead costs, and substantial costs incurred in ongoing litigation.  Revenue from our old business model of selling nonproprietary medical equipment and components has declined in recent fiscal quarters, and no sales of our proprietary 3D medical imaging product currently under development have yet been made, since it is still in the prototype phase and has not been approved by the FDA for sale or use.  We do not have sufficient cash flow from our current operations to enable us to maintain or grow our business.  We must raise additional capital in the future to continue to operate our businesses.  Failure to secure adequate capital will hinder our growth and may jeopardize us as a going concern.

If we do not generate significant additional revenue we will continue to receive a going concern qualification in our audit.  Our financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern.  We do not generate sufficient revenue and have negative cash flow from operations, which raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion.  We are actively seeking new investors.

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

If we are required by the Food and Drug Administration to conduct clinical trials for our 3D medical imaging technology and device, the additional cost and time incurred before we receive approval from the Food and Drug Administration for the commercial sale and use of our device could  be substantial and adversely affect our business, financial condition and operating results.  On October 28, 2010, we received a letter from the Food and Drug Administration responding to our 501(k) application for clearance of our 3D medical imaging technology and device.  In our application to the Food and Drug Administration we stated that our medical device is substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976 and therefore should be approved for commercial sale and use as a Class II device, without the necessity for clinical trials.  The Food and Drug Administration responded by rejecting our position that our medical device is substantially equivalent to such prior devices, citing several deficiencies in our submission.  We plan to re-file our application to the Food and Drug Administration in the near future to again seek Class II approval, in which we will endeavor to address the deficiencies.  We have engaged special outside professional counsel to assist us with the preparation and submission of our next filing with the Food and Drug Administration.  While we disagree with the Food and Drug Administration’s position and we plan to re-file our application with additional information supporting our application for clearance, we cannot assure that such approval will be obtained or that we may not ultimately be required to file our application under Class III where clinical trials would be required, significantly delaying or preventing our device from being approved for commercial sale and use.

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

We have only one independent director.  Currently, the only members of our board of directors are Dean Janes, Xavier Aguilera and Raul Carrega.  Only one of these directors, Raul Carrega, is considered an “independent director,” as defined under the rules and regulations of the Securities and Exchange Commission.  Therefore, decisions of the board of directors may be made by persons who are not considered independent directors, since a majority of our directors would not be considered to be independent.

The loss of the services of any or our management or key executives could adversely affect our business.  Our success is substantially dependent on the performance of our executive officers and key employees.  The loss of an officer or director of Imaging3 could have a material adverse impact on us.  We are generally dependent upon our executive officers, Dean Janes and Xavier Aguilera, for the direction, management and daily supervision of our operations.

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

Our stock price continues to be volatile and could decline.  Our stock price has been volatile.  The stock market in general has been extremely vulnerable and management cannot promise that the price of our common stock on the OTC Bulletin Board will not decline.  We may register more shares of our stock in the future, free trading shares of our common stock may be issued upon the conversion or exercise of outstanding securities or pursuant to court approved settlements, or restrictive transfer legends on outstanding securities may be removed pursuant to Rule 144 of the Securities Act of 1933, as amended, potentially increasing the supply of free trading shares and possibly exerting downward pressure on our stock price.

We recently settled a lawsuit on terms that will cause the substantial dilution of our outstanding common stock, and we may in the future be subject to other litigation.  On November 29, 2011, we were served with a Motion to Compel Arbitration by Cranshire Capital, LLC (the “Plaintiff” or “Cranshire”), one of two Warrant holders with whom we completed a private placement for the sale of common stock and warrants for $1,000,000 in October 2010. The Plaintiff alleged that it and Freestone Advantage Partners, L.P. are the holders of Series A Warrants, Series B Warrants and Series C Warrants (collectively, the “Warrants”) and that our entry into a transaction in October 2011 had the effect of triggering the anti-dilution provision in the Warrants.  They alleged that the effect of the application of the anti-dilution provisions was to substantially lower the exercise price of the Warrants and increase the number of them.  We believe that we had meritorious defenses to the Plaintiff’s claims.  Nevertheless, the parties have agreed to settle the claims.  Accordingly, on or about March 28, 2012, we entered into a Claims Exchange Agreement (the “Cranshire Agreement”) with Cranshire and a Settlement Agreement (the “Freestone Agreement”) with Freestone Advantage Partners, L.P. (“Freestone”), the other holder of Warrants, in order to settle the disputes between us and Cranshire and us and Freestone.  Pursuant to the Cranshire Agreement, we and Cranshire have agreed that as a result of the issuance of securities by us pursuant to the transaction in October 2011, Cranshire is entitled to (i) an exercise price under each of Cranshire’s Warrants of $0.0119 per share, and (ii) the following as a result thereof: (a) 103,466,396.17 shares of our common stock issuable upon exercise of Cranshire’s Series A Warrant, (b) 22,868,151.26 shares of our common stock issuable upon exercise of Cranshire’s Series B Warrant and (c) 103,466,396.17 shares of common stock issuable upon exercise of Cranshire’s Series C Warrant. Cranshire also agreed that its Series B Warrant will terminate and be cancelled simultaneously with the occurrence of the closing under the Cranshire Agreement, and we will have no further obligation to deliver any shares of our common stock under Cranshire’s Series B Warrant.  Pursuant to the Freestone Agreement, we and Freestone have agreed that as a result of the issuance of securities by the Company pursuant to the transaction in October 2011, Freestone is entitled to (i) an exercise price under each of Freestone’s Warrants of $0.0119 per share, and (ii) the following as a result thereof: (a) 1,575,645.38 shares of our common stock issuable upon exercise of Freestone’s Series A Warrant, (b) 1,260,516.30 shares of our common stock issuable upon exercise of Freestone’s Series B Warrant, and (c) 1,575,645.38 shares of common stock issuable upon exercise of Freestone’s Series C Warrant.  Freestone also agreed that its Series B Warrant will terminate and be cancelled simultaneously with the occurrence of the closing under the Cranshire Agreement, and we will have no further obligation to deliver any shares of our common stock under Freestone’s Series B Warrant.  Our shareholders could incur additional dilution in their ownership of us as a result of the full ratchet anti-dilution provisions of other outstanding convertible securities that may be triggered by the adjustments made in the settlement.  Additionally, we cannot assure that future litigation in which we may become involved will not have a material adverse effect on our financial condition, operating results, business performance and business reputation.  Investors who purchase shares of our common stock will be subject to the risk of total loss if the risks described herein are realized, because there may be insufficient assets with which to pay our debts, leaving shareholders with no recovery.

Shareholders will experience dilution in their ownership of us.  Our board of directors has the authority to cause the Company to issue additional securities and convertible securities at such prices and on such terms as it determines in its discretion without the consent of the stockholders, including without limitation common stock, preferred stock, warrants and convertible notes.  The Company has issued securities to professional investment firms that have full ratchet anti-dilution provisions and other adjustments for certain potentially dilutive transactions.  These provisions may be triggered, causing adjustments resulting in lower exercise prices and more securities outstanding, thereby causing existing shareholders to experience more dilution than originally anticipated when those securities were first issued by the Company.  Consequently, our shareholders are subject to the risk that their ownership in the Company will be substantiallty diluted in the future.

We have issued Series A Preferred Stock having additional voting rights to our chief executive officer.  The Company has issued 3,000 shares of Series A Preferred Stock to Dean Janes, our chief executive officer.  Each share of Series A Preferred Stock has a par value of $0.001 and the equivalent of 350,000 votes.  The Series A Preferred Stock is not convertible into the Company’s common stock.  The holder of the Series A Preferred Stock is entitled to dividends only to the extent of the number of shares of Series A Preferred Stock held by him (i.e. 3,000) in proportion to the total number of outstanding shares of preferred and common stock.  The liquidation preference of each share of the Series A Preferred Stock is $0.001, its par value.  Consequently, by virture of his ownership of the Series A Preferred Stock, Mr. Janes will have a majority of the outstanding voting stock of the Company and will generally be able to control the actions by the shareholders, subject to the cumulative voting rights of all shareholders.

ITEM 2. PROPERTIES

We currently maintain and lease our administrative offices and production facility at 3200 W. Valhalla Drive, Burbank, California 91505.  This facility contains 10,600 square feet of space, and we currently pay rent at a rate of $1.04 per square foot, gross.

ITEM 3. LEGAL PROCEEDINGS

On November 29, 2011, we were was served with a Motion to Compel Arbitration by Cranshire Capital, L.P.  (“Cranshire”), a warrant holder with whom we completed a private placement for the sale of common stock and warrants for $1,000,000 in the aggregate in October 2010.  Cranshire alleged that it is a holder of Series A Warrants, Series B Warrants, and Series C Warrants issued by us (collectively, the “Warrants”) and that our entry into a transaction in October 2011 (the “October 2011 SPA”) had the effect of triggering the anti-dilution provision in the Warrants.  They alleged that the effect of the application of the anti-dilution provisions was to substantially lower the exercise price of the Warrants and increase the number of shares issuable upon exercise of the Warrants.  We believe that we had meritorious defenses to the Plaintiff’s claims.  Nevertheless, the parties have agreed to settle the claims.

Accordingly, on or about March 28, 2012, we entered into a Claims Exchange Agreement (the “Cranshire Agreement”) with Cranshire and a Settlement Agreement (the “Freestone Agreement”) with Freestone Advantage Partners, L.P. (“Freestone”), the other holder of Warrants, in order to settle the disputes between us and Cranshire and us and Freestone.

Pursuant to the Cranshire Agreement, we and Cranshire have agreed that as a result of the issuance of securities by us pursuant to the transaction in October 2011, Cranshire is entitled to (i) an exercise price under each of Cranshire’s Warrants of $0.0119 per share, and (ii) the following as a result thereof: (a) 103,466,396.17 shares of our common stock issuable upon exercise of Cranshire’s Series A Warrant, (b) 22,868,151.26 shares of our common stock issuable upon exercise of Cranshire’s Series B Warrant and (c) 103,466,396.17 shares of common stock issuable upon exercise of Cranshire’s Series C Warrant.  Cranshire also agreed that its Series B Warrant will terminate and be cancelled simultaneously with the occurrence of the closing under the Cranshire Agreement, and we will have no further obligation to deliver any shares of our common stock under Cranshire’s Series B Warrant.

On the first business day immediately following the closing of the transactions contemplated by the Cranshire Agreement, Cranshire agreed to exercise its Series A Warrant for 8,277,311 Warrant Shares (as defined in the Series A Warrant) for an aggregate exercise price in cash equal to $98,500.  The Cranshire Agreement also provides for the mandatory cash exercise of Series A Warrants and Series C Warrants, subject to the satisfaction of certain conditions on a monthly basis, such that the we would receive cash proceeds from exercises thereof of $78,800 per month from Cranshire if the conditions for mandatory exercise for that month are satisfied.

Pursuant to the Freestone Agreement, we and Freestone have agreed that as a result of the issuance of securities by the Company pursuant to the transaction in October 2011, Freestone is entitled to (i) an exercise price under each of Freestone’s Warrants of $0.0119 per share, and (ii) the following as a result thereof: (a) 1,575,645.38 shares of our common stock issuable upon exercise of Freestone’s Series A Warrant, (b) 1,260,516.30 shares of our common stock issuable upon exercise of Freestone’s Series B Warrant, and (c) 1,575,645.38 shares of common stock issuable upon exercise of Freestone’s Series C Warrant.  Freestone also agreed that its Series B Warrant will terminate and be cancelled simultaneously with the occurrence of the closing under the Cranshire Agreement, and we will have no further obligation to deliver any shares of our common stock under Freestone’s Series B Warrant.

On the first business day immediately following the closing of the transactions contemplated by the Cranshire Agreement, Freestone agreed to exercise its Series A Warrant for 126,051 Warrant Shares (as defined in the Series A Warrant) for an aggregate exercise price in cash equal to $1,500.01.  The Freestone Agreement also provides for the mandatory cash exercise of Series A Warrants and Series C Warrants, subject to the satisfaction of certain conditions on a monthly basis, such that we would receive cash proceeds from exercises thereof of $1,200 per month from Freestone if the conditions for mandatory exercise for that month are satisfied.

Under the Cranshire Agreement but subject to receipt of court approval, we are required to issue to Cranshire a number of shares of our common stock equal to the quotient of (x) $275,000 divided by (y) 80% of the closing sale price of our common stock on the trading day immediately preceding the entry of the Court Order (as defined in the Cranshire Agreement).  Such shares will be issued in exchange for Cranshire’s claims, and, subject to the receipt of court approval, will be issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended.

We may be involved in other legal actions and claims arising in the ordinary course of business, from time to time, none of which at this time is considered to be material to our business or financial condition.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the OTC Bulletin Board Market under the symbol “IMGG.”  The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

Year Ended December 31, 2011	High	Low

First Quarter ended March 31, 2011	$0.14	$0.13
Second Quarter ended June 30, 2011	$0.09	$0.08
Third Quarter ended September 30, 2011	$0.09	$0.09
Fourth Quarter ended December 31, 2011	$0.08	$0.07

Year Ended December 31, 2010	High	Low

First Quarter ended March 31, 2010	$0.705	$0.67
Second Quarter ended June 30, 2010	$0.41	$0.371
Third Quarter ended September 30, 2010	$0.299	$0.28
Fourth Quarter ended December 31, 2010	$0.16	$0.151

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

As of March 7, 2012, there were approximately 263 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown.  As of March 7, 2012, there were approximately 414,388,151 shares of our common stock outstanding on record.

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

Warrants

As of December 31, 2011, we had a total of 222,313,442 warrants to purchase 222,313,442  shares of our common stock outstanding, subject to possible further adjustment pursuant to the full ratchet anti-dilution provisions in those warrants.  As a result of the full ratchet anti-dilution provisions in the warrants, the number of outstanding warrants may be revised substantially higher, and their exercise prices revised substantially lower, in the near future.

Preferred Stock

Effective March 20, 2012, the Company issued 3,000 shares of Series A Preferred Stock to Dean Janes, our Chief Executive Officer.  Each share of Series A Preferred Stock has a par value of $0.001 and the equivalent of 350,000 votes.  The Series A Preferred Stock is not convertible into the Company’s common stock.  The holder of the Series A Preferred Stock is entitled to dividends only to the extent of the number of shares of Series A Preferred Stock held by him (i.e. 3,000) in proportion to the total number of outstanding shares of preferred and common stock.  The liquidation preference of each share of the Series A Preferred Stock is its par value, $0.001 per share.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited financial statements.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere herein.

	Twelve Months Ended December 31
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Results in Operations
Revenues	$1,068	$1,177	$1,365	$1,756	$1,323
Cost of revenues	506	532	700	662	910
Other expenses		100	-0-	-0-	-0-
Total expenses	2,947	2,567	2,592	2,279	2,465
Net loss	(17,926)	(4,200)	(1,911)	(907)	(2,061)
Net loss attributable to common stockholders	(17,926)	(4,200)	(1,911)	(907)	(2,061)
Net loss per common share --- basic	(0.05)	(0.01)	(0.01)	(0.00)	(0.01)
Net loss per common share --- diluted	(0.05)	(0.01)	(0.01)	(0.00)	(0.01)

	As of December 31
	2011	2010	2009	2008	2007
	(In thousands)
Financial Condition(1)
Property and equipment, net	$12	$19	$27	$24	$19
Total assets	713	593	1,193	542	294
Long term obligations(2)	-0-	-0-	-0-	-0-	-0-
Stockholders’ Deficit	(19,819)	(4,809)	(1,611)	(2,923)	(3,418)

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - - Liquidity and Capital Resources.”

(2)
Long term obligations would include secured loans less current portion, convertible debt less current portion, estimated fair value of derivatives embedded within convertible debt, deferred rent and other liabilities, deferred revenue less current portion, capital lease obligations less current portion and notes payable less current portion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL AND CONDITION RESULTS OF OPERATIONS

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about Imaging3, Inc.’s financial condition, results of operations and business.  These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts.  These statements may be made expressly in this Form 10-K.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

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

(k)	failure to obtain FDA approval for our new medical scanning device, which is still in its prototype stage.

We cannot assure that we will be profitable.  We may not be able to develop, manage or market our products and services successfully.  We may not be able to attract or retain qualified executives and technology personnel.  We may not be able to obtain customers for our products or services.  Our products and services may become obsolete.  Government regulation may hinder our business.  Additional dilution in outstanding stock ownership will be incurred due to the issuance or exercise of more shares, warrants and other convertible securities.

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

On October 28, 2010, we received a letter from the United States Food and Drug Administration responding to our application to the FDA for clearance of our 3D medical imaging technology and device.  In our application to the FDA under Section 510(k) of the applicable federal legislation, we stated that our medical device is substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976 and therefore should be approved for commercial sale and use as a Class II device, without the necessity for clinical trials.  The FDA responded by rejecting our position that our medical device is substantially equivalent to such prior devices.  We disagree with the FDA’s position and plan to re-file our application with additional information supporting our application for clearance.

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

Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer’s needs ranging from five days to six months.  The rental revenues were insignificant in the twelve month periods ended December 31, 2010 and 2011.  Written rental or operating lease agreements are used in all instances.

Derivative Liability.  The calculation of derivative liability arising from the Series A, Series B, and Series C Warrants issued by us in a private placement on October 15, 2010 is based on the full ratchet anti-dilution provisions in those warrants, and the assumptions made in the valuation analysis prepared for us by an outside professional consulting firm.  These full ratchet provisions may result in a “reset” of the warrant exercise prices.  The calculation of derivative liability arising from the secured convertible notes and 12,000,000 warrants issued to Gemini Strategies, LLC as agent for designated lenders in October 2011 is based on the full ratchet anti-dilution provisions of those warrants, and the assumptions made in the valuation analysis prepared for us by an outside professional consulting firm.  These full ratchet provisions may result in the “reset” of the warrant exercise price of those warrants.  The factors and assumptions utilized in the valuation analysis include the terms and conditions in the warrants, the market price of our common stock, our stock price volatility, an interest rate factor, and the probability of a future financing during the terms of the warrants that would result in an adjustment for the benefit of warrant holders and at our expense.

Stock-Based Compensation.  We record stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards.  As such, we recognize stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants.  The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision.  The terms of our performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards.  For performance share unit awards granted prior to 2008, the actual amount of any stock award earned is based on our earnings per share growth as measured in accordance with its Amended and Restated Employee Long-Term Incentive Plan (“ELTIP”) for the performance period compared to that of a peer group of companies.  Beginning with performance share unit awards granted in 2008, the performance measure for these awards will be based on the compound annual growth rate of our earnings per share from continuing operations over a three year period.  Stock-based compensation expense associated with performance share units is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned.  The compensation expected to be earned is recognized as compensation cost in earnings in the period of the revision.

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

The fire in 2002 incinerated our inventory, so we did not have to deal with significant amounts of obsolete inventory for a period of time.  Recently, however, it was necessary to impair approximately $5,281 of inventory for the twelve month period ending December 31, 2011.  Our procedure is now to maintain only limited inventory, based on our experience in service and repair, necessary for current service and repair contracts or orders anticipated within the following 60 days.  We have supply relationships with long term suppliers to provide additional parts on an as needed, prompt basis for the vast majority of repair and service parts, so obsolescence is no longer a significant factor in our business.

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

Results of Operations for the Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2011.

We had revenues for the year ended December 31, 2010 of $1,177,473 as compared to $1,068,647 for the year ended December 31, 2011, which represented a 9% decrease. The decrease in sales was attributed directly to a decrease in equipment sales for this period.  Our rental revenue has been a little more than 1% of our total revenue in the past two years and is recognized over the term of the lease agreement.  Rental revenues are only deemed earned as collected.

Our cost of revenue was $532,157 for the year ended December 31, 2010 as compared to $505,865 for the year ended December 31, 2011, which represents a decrease of $26,292 or 5%.  This decrease resulted directly from decreased sales and decreased costs for equipment, parts, sales and services.  Our gross profit margin for the year ended December 31, 2010 was $645,316 as compared to $562,752 for the year ended December 31, 2011, a 13% decrease.  This is due to decreased revenue in 2011.  Our total operating expenses increased in 2011 from $2,566,530 to $2,947,140 for the year ended December 31, 2011, an increase of 15% due to increased general and administrative expenses.  Among some of the added expenses were compensation expense as well as debt discount and financing cost expense. Our net loss for the fiscal year ending December 31, 2010 was $4,200,621 as compared to $17,926,713 for the fiscal year ending December 31, 2011.  This increase in loss is attributed directly to Gain/Loss on change of Derivative Liability account which was calculated at approximately $15,297,390 more at year end December 31, 2011 than for the year end December 31, 2010.

At December 31, 2011, we had a balance due to our chief executive officer amounting to $344,938 for the amount borrowed by us.  This amount is due on demand, secured and interest free.

We filed our tax return for 2000 as an S-corporation and changed our status to a C-corporation effective August 1, 2001.   Under current accounting guidance, deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. We have recorded insignificant liabilities of $800 per year for income taxes due to adjustments as a result of the conversion from an S-corporation to a C-corporation for tax purposes.  The provision for income taxes was recorded for the state minimum tax of $800 imposed on corporations. (See Note 7 in financial statements for the year ended December 31, 2011.)

We expect the trend of operating losses by us to continue into the future at the current or greater rate as we spend money on product development and marketing.  We cannot assure that we can achieve profitability.  We do not expect litigation against us to expand and believe litigation is on a decreasing trend, although we can give no assurances in relation to future litigation.

In 2011, we spent and recorded $225,904 for research and development of our technology, which includes software design, mechanical design and the manufacturing of the prototype.  Costs for individuals employed by Imaging3 are absorbed in normal operating expenses and are not separated into different categories at this time for simplicity.

Liquidity and Capital Resources

Our total current assets increased from $543,087 as of December 31, 2010, to $670,748 as of December 31, 2011, a difference of $127,661 or 19%.  The cash account as of December 31, 2010 was $367,578, compared to $449,733 as of December 31, 2011.

Our total current liabilities increased to $20,532,397 as of December 31, 2011 from $5,402,858 as of December 31, 2010.  This increase is due in large part to the increase in the Derivative Liability account by $15,297,390 for this reporting period.  The Derivative Liability account derives from the Series A, Series B, and Series C Warrants issued by us in a private placement on October 15, 2010 and the convertible note and warrants issued in a private placement on October 3, 2011.

During the year ended December 31, 2010, we used $1,700,427 of net cash for operating activities, as compared to $1,762,259 during the year ended December 31, 2011.  Net cash provided by financing activities during the year ended December 31, 2010 was $1,434,562, as compared to $1,844,414 during the year ended December 31, 2011.

Going Concern Qualification

We have incurred significant losses from operations, and such losses are expected to continue.  Our auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2011.  In addition, we have limited working capital.  The foregoing raises substantial doubt about our ability to continue as a going concern.  Management’s plans include seeking additional capital and/or debt financing.  We cannot guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The “Going Concern Qualification” may make it substantially more difficult for us to raise capital.

Off-Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IMAGING3, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Imaging3, Inc.
Burbank, California

We have audited the accompanying balance sheets of Imaging3, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging3, Inc. as of December 31, 2011 and 2010 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations and maintains a working capital deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See note 13 to the financial statements for further information regarding this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 16, 2012

IMAGING3, INC.
 BALANCE SHEETS
AT DECEMBER 31, 2011 AND DECEMBER 31, 2010

	12/31/2011	12/31/2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$449,733	$367,578
Accounts receivable, net	49,772	26,937
Inventory, net	148,914	127,947
Deferred financing costs, net	11,532	-
Prepaid expenses	10,797	20,625
Total current assets	670,748	543,087

PROPERTY AND EQUIPMENT, net	12,013	19,029

OTHER ASSETS	31,024	31,024
Total assets	$713,785	$593,140

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$275,684	$249,641
Accrued expenses	1,805,136	2,191,643
Deferred revenue	168,974	135,530
Equipment deposits	89,250	62,250
Due to an officer	344,938	520,328
Convertible notes payable, net of discount	292,603	-
Derivative liability	17,555,812	2,243,466
Total current liabilities	20,532,397	5,402,858

STOCKHOLDERS' DEFICIT:

Preferred stock, authorized shares 1,000,000; 0 shares issued and outstanding at December 31, 2011 and December 31, 2010	-	-
Common stock, no par value; authorized shares 750,000,000; 414,388,151 and 380,420,723 issued and outstanding at December 31, 2011 and December 31, 2010, respectively	14,344,878	11,990,073
Preferred stock payable	288,014	-
Common stock payable	275,000	-
Accumulated deficit	(34,726,504)	(16,799,791)
Total stockholders' deficit	(19,818,612)	(4,809,718)
Total liabilities and stockholders' deficit	$713,785	$593,140

The accompanying notes form an integral part of these financial statements

IMAGING3, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Net revenues	$1,068,617	$1,177,473

Cost of goods sold	505,865	532,157
Gross profit	562,752	645,316

Operating expenses
General and administrative expenses	2,947,140	2,466,929
Impairment	-	99,601
Total operating expense	2,947,140	2,566,530

Loss from operations	(2,384,388)	(1,921,214)

Other income (expense):
Interest expense	(423,365)	(55,151)
Other income	7,040	20,010
Gain on legal settlement	172,190	-
Loss on change in derivative liability	(15,297,390)	(2,243,466)
Total other income (expense)	(15,541,525)	(2,278,607)

Loss before income tax	(17,925,913)	(4,199,821)

Provision for income taxes	800	800

Net loss	$(17,926,713)	$(4,200,621)

Basic and diluted net loss per share	$(0.05)	$(0.01)

Basic and diluted weighted average common shares outstanding	392,624,026	376,722,905

The accompanying notes form an integral part of these financial statements

IMAGING3, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2011

	Common stock		Common	Preferred		Total
	Number of		Stock	Stock	Accumulated	stockholders'
	shares	Amount	Payable	Payable	deficit	deficit

Balance on December 31, 2009	375,709,898	$10,988,573	$-	$-	$(12,599,170)	$(1,610,597)

Common stock issued for services	123,668	36,500	-	-	-	36,500

Common stock issued for cash	4,587,157	1,000,000	-	-	-	1,000,000

Common stock offering cost	-	(35,000)	-	-	-	(35,000)

Recognition of derivative liability	-	-	-	-	-	-

Net loss December 31, 2010	-	-	-	-	(4,200,621)	(4,200,621)

Balance on December 31, 2010	380,420,723	$11,990,073	$-	$-	$(16,799,791)	$(4,809,718)

Common stock issued for services	1,685,135	140,500	-	-	-	140,500

Common stock issued for cash	20,811,084	1,040,554	-	-	-	1,040,554

Common stock offering cost	-	(5,500)	-	-	-	(5,500)

Common stock issued to settle accrued expenses	2,427,590	194,207	-	-	-	194,207

Impact of exercise of warrants on derivative liability	-	985,044	-	-	-	985,044

Common stock issued for the exercise of warrants on a cashless basis	9,043,619	-	-	-	-	-

Common stock subscribed per settlement	-	-	275,000	-	-	275,000

Preferred stock granted to officer	-	-	-	288,014	-	288,014

Net loss December 31, 2011	-	-	-	-	(17,926,713)	(17,926,713)

Balance on December 31, 2011	414,388,151	$14,344,878	$275,000	$288,014	$(34,726,504)	$(19,818,612)

The accompanying notes form an integral part of these financial statements

IMAGING3, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,926,713)	$(4,200,621)
Adjustments to reconcile net loss to net cash used for operating activities:
Bad debt expense	4,234	-
Depreciation	10,516	7,823
Preferred stock payable to officer	288,014	-
Common stock payable pursuant to settlement of litigation	275,000	-
Gain on settlement of accrued expenses	(172,190)	-
Amortization of deferred financing costs	3,718	-
Amortization of debt discount	292,603	-
Shares issued for services	140,500	36,500
Impairment of inventory	-	99,601
Loss on change in derivative liability	15,297,390	2,243,466
(Increase) / decrease in current assets:
Accounts receivable	(27,069)	194,001
Inventory	(24,469)	22,448
Prepaid expenses and other assets	9,828	9,652
Increase / (decrease) in current liabilities:
Accounts payable	26,045	112,496
Accounts payable-related party	-	(16,092)
Accrued expenses	(20,110)	(61,436)
Deferred revenue	33,444	(8,878)
Equipment deposits	27,000	(139,387)
Net cash used for operating activities	(1,762,259)	(1,700,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer	261,996	469,562
Repayments to officer	(437,386)	-
Proceeds from sale of stock, net of offering costs	1,035,054	965,000
Deferred financing costs	(15,250)	-
Proceeds from issuance of convertible notes	1,000,000	-
Net cash provided by financing activities	1,844,414	1,434,562

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	82,155	(265,865)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	367,578	633,443

CASH & CASH EQUIVALENTS, ENDING BALANCE	$449,733	$367,578

NON-CASH ACTIVITIES:
Impact of exercise of warrants on derivative liability	$985,044	$-
Debt discount	1,200,000	-
Shares issued to settle accrued expenses	194,207	-
	$2,379,251	$-

The accompanying notes form an integral part of these financial statements

IMAGING3, INC.
Notes to Financial Statements
December 31, 2010, and 2011

1.      ORGANIZATION AND DESCRIPTION OF BUSINESS

Imaging3, Inc. (the “Company”) is a California corporation incorporated on October 29, 1993 as Imaging Services, Inc.  The Company filed a certificate of amendment of articles of incorporation to change its name to Imaging3, Inc. on August 20, 2002.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.  The Company maintains its cash in bank deposit accounts that may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had no cash equivalents at December 31, 2011 or 2010.

Accounts Receivable

The Company’s customer base is geographically dispersed.  The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.

Inventories

Inventories, comprising of finished goods and parts are stated at the lower of cost (first-in, first-out method) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower.  For the year ended December 31, 2010, the Company experienced an impairment of $99,601 of inventory.  For the year ended December 21, 2011, the Company did not experience an impairment of inventory.

Due to Officer

At December 31, 2010 and 2011, the Company had balances due to the Chief Executive Officer of the Company of $520,328 and $344,938, respectively, for amounts owed during those years. The amount is due on demand, interest free and is secured by the assets of the Company.  Interest is not imputed since a portion of this amount represents unpaid salaries.

IMAGING3, INC.
Notes to Financial Statements
December 31, 2010, and 2011

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments.  The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the years ended December 31, 2011 and 2010.

Equipment Deposits

Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods.  These deposits are applied to the invoices when the equipment is shipped to the customers.  The balances at December 31, 2010 and 2011 were $62,250 and $89,250, respectively.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may be affect the fair values of its financial instruments.  The Company utilizes various types of financing to fund our business needs, including common stock with warrants attached and other instruments not indexed to our stock.  The Company is required to record its derivative instruments at their fair value.  Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with its warrants to purchase common stock.  On October 15, 2010, in conjunction with the Company’s issuance of 4,587,157 shares of common stock for cash amounting to $1,000,000, the Company issued 13,761,471 warrants in three series (A, B, and C) each consisting of 4,587,157 common stock warrants, which have exercise prices that are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.2725, $0.2180, and $0.2725, respectively. On October 5, 2011, in conjunction with the issuance of a secured convertible promissory note in the principal amount of $1,200,000 for $1,000,000 of cash, the Company issued 12,000,000 warrants which also has an exercise price that is subject to “reset” provisions in the event that the Company subsequently issues securities with exercise or conversion prices lower than $0.10 per share.  If these provisions are triggered, the exercise price of all of those outstanding warrants will be reduced.  As a result, the warrants are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

IMAGING3, INC.
Notes to Financial Statements
December 31, 2010, and 2011

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted a new standard related to the accounting for financial assets and financial liabilities and items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually.  This standard provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Fair value measurements are based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs, and are determined by either the principal market or the most advantageous market.  The principal market is the market with the greatest level of activity and volume for the asset or liability.  Absent a principal market to measure fair value, the Company would use the most advantageous market, which is the market that the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement.  The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted an accounting standard for applying fair value measurements to certain assets, liabilities and transactions that are periodically measured at fair value. The adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are routinely recognized or disclosed at fair value. This standard clarifies how a company should measure the fair value of liabilities, and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard became effective for the Company on October 1, 2009.  The adoption of this standard did not have a material impact on the Company’s financial statements.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2010 and 2011 on a recurring basis:

December 31, 2010
Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative Liability	-	-	2,243,466	(2,243,466)
Total	$-	$-	$2,243,466	$(2,243,466)

December 31, 2011
Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative Liability	-	-	17,555,812	(15,297,390)
Total	$-	$-	$5,382,463	$(3,124,041)

IMAGING3, INC.
Notes to Financial Statements
December 31, 2010, and 2011

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured.  Revenue is recorded net of estimated product returns, which is based upon the Company’s return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. The Company accrues for warranty costs, sales returns, and other allowances based on its experience. Generally, the Company extends credit to its customers and does not require collateral.  The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management’s expectations and has a revenue receivables policy for service and warranty contracts.  Equipment sales usually have a one year warranty of parts and service.  After a one year period, the Company contacts the buyer to initiate the sale of a new warranty contract for one year.  These funds are accrued over a one year period and revenue is recognized quarterly.

Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer’s needs ranging from five days to six months.  An operating lease agreement is utilized.  The rental revenues were insignificant in the twelve month periods ended December 31, 2010, and 2011.  Written rental agreements are used in all instances.

Stock-Based Compensation

The Company records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards.  As such, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants.  The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision.  The terms of the Company’s performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards.  For performance share unit awards granted prior to 2008, the actual amount of any stock award earned is based on the Company’s earnings per share growth as measured in accordance with its Amended and Restated Employee Long-Term Incentive Plan (“ELTIP”) for the performance period compared to that of a peer group of companies.  Beginning with performance share unit awards granted in 2008, the performance measure for these awards will be based on the compound annual growth rate of the Company’s earnings per share from continuing operations over a three year period.  Stock-based compensation expense associated with performance share units is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned.  The compensation expected to be earned is recognized as compensation cost in earnings in the period of the revision.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The Company had no common stock equivalents or other potentially dilutive securities at December 31, 2010.  The effect of the Company’s common stock warrants was anti-dilutive at December 31, 2011.

IMAGING3, INC.
Notes to Financial Statements
December 31, 2010, and 2011

Recent Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on April 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

3.      ACCOUNTS RECEIVABLE

All accounts receivable are trade related.  These receivables are current and management believes are collectible except for which a reserve has been provided.  The balance of accounts receivable as of December 31, 2010 and 2011 were $26,937 and $49,772, respectively.  The reserve amount for uncollectible accounts was $675 and $4,909 as of December 31, 2010 and 2011, respectively.

4.      INVENTORIES

Inventory was comprised of the following:

	December 31, 2011	December 31, 2010
Parts inventory	$29,782	$25,590
Finished goods	119132	102,357
Total	$148,914	$127,947

For the periods ending December 31, 2010 and 2011, the Company experienced an impairment of $99,601 and $0 respectively in inventory.

IMAGING3, INC.
Notes to Financial Statements
December 31, 2010, and 2011

5.      PROPERTIES AND EQUIPMENT

Net property and equipment were as follows:

	December 31, 2011	December 31, 2010
Furniture and office equipment	$78,695	$78,695
Tools and Shop equipment	54,183	54,183
Vehicles	105,871	105,871
	238,749	238,749
Less accumulated depreciation	(226,736)	(219,720)
Total	$12,013	$19,029

Depreciation expenses were $10,516 and 7,823 for the years ended December 31, 2011 and 2010, respectively.

6.      ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2011	December 31, 2010
Accrued wages	$128,077	$143,718
Accrued legal fees	-0-	396,536
Accrued prior litigation	1,637,106	1,641,971
Other accrued expenses	39,953	9,418
Total	$1,805,136	$2,191,643

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory.  The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges.  The original amount was $104,052.  In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved.  In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed.  After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error.  Settlement was reached and the Company is currently paying $2,000 per month on a total liability as of December 31, 2011 of $125,354, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.

7.      INCOME TAXES

For the year ended December 31, 2011, the Company incurred net operating losses for tax purposes of approximately $5,878,556.  The total net operating loss carry forwards of $12,063,754 may be used to reduce taxable income through the year 2031. The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.  The provision for income taxes consists of the state minimum tax imposed on corporations of $800.  There are no uncertain tax positions requiring disclosure.

IMAGING3, INC.
Notes to Financial Statements
December 31, 2010, and 2011

The components of the net deferred tax asset are summarized below:

	December 31, 2011	December 31, 2010
Deferred tax assets
Net operating losses	$12,063,754	$6,185,198
Less: valuation allowance	(12,063,754)	(6,185,198)
	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2011	December 31, 2010
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	$-	$-

Income tax expense consisted of the following:

	2011	2010
Current tax expense:
Federal	$-	$-
State	800	800
Total Current	$800	$800

Deferred tax credit:
Federal	$4,996,773	$619,158
State	881,783	109,263
Total deferred	$5,878,556	$728,421
Less: valuation allowance	(5,878,556)	(728,421)
Net Deferred tax credit	-	-

Tax expense	$800	$800

IMAGING3, INC.
Notes to Financial Statements
December 31, 2010, and 2011

8.    CONVERTIBLE NOTES

During the year ended December 31, 2011, the Company issued secured convertible promissory notes in the total principal amount of $1,200,000 from which the Company received $1,000,000 of cash.  The notes have no stated rate of interest.  The convertible promissory note is convertible into shares of the Company’s common stock at a rate the lesser of (a) $0.10 per share, or (b) 80% of the average of the three (3) lowest daily VWAP’s (volume weighted average prices) during the 22 consecutive trading days immediately preceding the applicable conversion date, but not less than $0.05 per share, subject to full ratchet anti-dilution provisions.  The notes included a total of 12,000,000 warrants that also have full ratchet anti-dilution provisions and other potential adjustments.  On their face, they are exercisable at $0.10 per share for a period of five years from the date of issue.  The notes are secured by all personal property of the company, including inventory, equipment, contract rights including all intangible assets, etc.  The Company incurred financing costs of $15,250 related to the issuance of the convertible note and warrants.  These financing costs have been deferred and are being amortized on a straight line basis over the life of convertible promissory note.  It was determined that the convertible notes and warrants included embedded derivatives.

A discount on the convertible promissory notes totaled $1,200,000.  This discount is amortized using the effective interest method over the term of the note.  The debt discount amortization during the period ended December 31, 2011 was $292,603.

9.      STOCKHOLDERS’ EQUITY

Preferred Stock

On November 17, 2011, the Company authorized the issuance of up to 1,000,000 shares of preferred stock.  On March 20, 2012, the Company also issued 3,000 shares of Series A Preferred Stock to the Company’s Chief Executive Officer.

Series A Preferred Stock
These shares have the right to receive dividends, when declared, on a ratable basis with the holders of the Company’s common stock based on the number of shares of Series A Preferred Stock then outstanding in relation to the total number of shares of Series A Preferred Stock and common stock then outstanding.  These shares have voting rights that permit the holders to vote 350,000 votes for each share of Series A Preferred Stock.  The holders of Series A Preferred Stock will vote with the holders of common stock as one class.  In the event of liquidation, dissolution, or winding up of the Company, the Series A Preferred Stock then outstanding will be entitled to be paid a preference of $0.001 per share of the then outstanding Series A Preferred Stock.

The Company estimated the Series A Preferred Stock 1,000 shares granted on November 17, 2011 to an officer of the company at the fair market value of $288,014.  These shares were issued subsequent to December 31, 2011, and as such have been recorded in Preferred Stock Payable.  The holder of this preferred stock along with other common share holdings, represent a controlling voting interest in the Company.  As a result, a determination of the control premium was determined to estimate the value of the shares.  The control premium is based on publicly traded companies or comparable entities which have been recently acquired in arm’s length transactions.  This control premium was determined to be 10% of the market value of the common shares required for control on the date the shares were granted.  The market value of the common shares required to control the company was $2,880,140 on the date of grant.  The number of common shares required for control is based on the number required to be held by the holder of the preferred stock in order for the preferred stock to give that holder control of the Company.  The Company performed the valuation with the assistance of a valuations specialist.

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

IMAGING3, INC.
Notes to Financial Statements
December 31, 2010, and 2011

During the year ended December 31, 2010, the Company issued 123,668 shares of common stock for consulting services.  The expenses amounted to $36,500 based on the Company’s closing stock price on the date of grant.

During the year ended December 31, 2011, the Company issued 20,811,084 shares of common stock for cash amounting to $1,040,554.

During the year ended December 31, 2011, the Company issued 1,685,135 shares of common stock for consulting services.  The expenses amounted to $140,500 based on the Company’s closing stock price on the date of the issuance.

During the year ended December 31, 2011, the Company paid $5,500 in stock offering costs.

During the year ended December 31, 2011, the Company issued 2,427,590 shares of common stock to settle an amount expensed in a prior period and recorded in accrued expenses.  The total amount of $523,014 in accrued expenses was settled for stock in the amount of $194,207 and cash to be paid of $156,616, generating a gain on the settlement of debt of $172,190.  These shares were valued at the fair market value on the day the transaction occurred.

During the year ended December 31, 2011, the Company issued 12,000,000 warrants to purchase 12,000,000 shares of common stock in connection with the issuance of a secured convertible promissory note in the principal amount of $1,200,000 from which the Company received $1,000,000 of cash.  The convertible promissory note is convertible into shares of the Company’s common stock at a rate the lesser of (a) $0.10 per share, or (b) 80% of the average of the three (3) lowest daily VWAP’s (volume weighted average prices) during the 22 consecutive trading days immediately preceding the applicable conversion date, but not less than $0.05 per share, subject to full ratchet anti-dilution provisions.  The 12,000,000 warrants also have full ratchet anti-dilution provisions and other potential adjustments.  On their face, they are exercisable at $0.10 per share for a period of five years from the date of issue.  The Company incurred financing costs of $15,250 related to the issuance of the convertible note and warrants.  These financing costs have been deferred and are being amortized on a straight line basis over the life of convertible promissory note.

During the year ended December 31, 2011, the Company issued 9,043,619 shares of common stock for cashless warrants exercised during this period.  No gain or loss was recorded on the exercise of these warrants.

During the year ended December 31, 2011, the Company was involved in litigation with warrant holders and settled such litigation subsequent to December 31, 2011.  The Company recorded an accrual for an issuance of shares pursuant to this settlement in which a number of shares equal to $275,000 divided by 80% of the closing sale price of the Company’s common stock on the trading day immediately preceding the entry of the date of the court order seeking approval of the settlement.

10.      WARRANTS

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

During the year ended December 31, 2011, the Company issued 12,000,000 warrants to purchase 12,000,000 shares of common stock in connection with the issuance of a secured convertible promissory note in the principal amount of $1,200,000 from which the Company received $1,000,000 of cash.  The 12,000,000 warrants also have full ratchet anti-dilution provisions and other potential adjustments.  On their face, they are exercisable at $0.10 per share for a period of five years from the date of issue.

IMAGING3, INC.
Notes to Financial Statements
December 31, 2010, and 2011

Warrant Activity

12/31/2009	Balance	-

	Warrants issued	13,990,829

	Warrants exercised	-

	Warrants expired	-

	Adjustments due to reset provisions	-

12/31/2010	Balance	13,990,829

	Warrants issued	12,000,000

	Warrants exercised	(20,000,005)

	Warrants expired	-

	Adjustments due to reset provisions	216,322,618

12/31/2011	Balance	222,313,442

11.      DERIVATIVE LIABILITY

The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with its warrants to purchase common stock.

During the year ended December 31, 2010, in conjunction with the Company’s issuance of 4,587,157 shares of common stock for cash amounting to $1,000,000, the Company issued 13,761,471 warrants in three series (A, B, and C) each consisting of 4,587,157 common stock warrants, which have exercise prices that are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than $0.2725, $0.2180, and $0.2725, respectively.  If these provisions are triggered, the exercise price of all their warrants will be reduced.  Accordingly, the warrants are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.  On March 28, 2012, the Company settled litigation with the holders of these warrants.  The settlement specified an exercise price under which 160,084,072 additional warrant shares would be issuable pursuant to the exercise price “reset” provisions.  The number of additional warrant shares issuable was included in the derivative valuation as of December 31, 2011.

IMAGING3, INC.
Notes to Financial Statements
December 31, 2010, and 2011

During the year ended December 31, 2011, the Company issued secured convertible promissory notes in the total principal amount of $1,200,000 from which the Company received $1,000,000 of cash.  The convertible promissory note is convertible into shares of the Company’s common stock at a rate the lesser of (a) $0.10 per share, or (b) 80% of the average of the three (3) lowest daily VWAP’s (volume weighted average prices) during the 22 consecutive trading days immediately preceding the applicable conversion date, but not less than $0.05 per share, subject to full ratchet anti-dilution provisions.  The notes included a total of 12,000,000 warrants that also have full ratchet anti-dilution provisions and other potential adjustments.  On their face, they are exercisable at $0.10 per share for a period of five years from the date of issue. If these provisions are triggered, the exercise price of all their warrants and convertible notes will be reduced.  Accordingly, the warrants and convertible notes are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

As a result, the Company’s securities containing exercise price reset provisions were classified as a derivative liability, in accordance with ASC 815. As of October 15, 2010, the fair value of the warrants issued was $3,614,089 and recognized as an expense and an increase in derivative liability.  The change in fair value during the period from October 15, 2010 to December 31, 2010 of $1,370,623 is recorded as a gain on change in fair market value of derivative in the accompanying Statements of Operations.  As of December 31, 2011, the fair value of these warrants was $15,650,539.  The change of fair value during the year ending December 31, 2011 of $13,407,073, is recorded as an additional expense of $14,392,116 due to the mark-to-market adjustment during the period and an increase to additional paid in capital of $985,044.

As of October 3, 2011, the fair value of the derivatives embedded within the convertible notes and warrants issued was $2,075,090.  The change in fair market value during the period from October 3, 2011 to December 31, 2011 of $169,817 is recorded as a gain on change in fair market value of derivative in the accompanying Statements of Operations.  As of December 31, 2011, the fair value of these derivatives was $1,905,274.

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

The following inputs and assumptions were used in the current year to value the warrants issued in the year ended December 31, 2010:

•	The warrant term is 60 months for series A and C; 9 months for series B.
•	The warrant exercise prices were $0.2725 for series A and C; $0.2180 for series B, with an assumption of the ratchet exercise price being $0.05 based on recent transactions.
•	The computed volatility was 120% and risk free rate of 0.83% for all three series.
•	The probability of the company obtaining future financing was 50% for series A and C; 0% for series B.
•
The series C warrants are only exercisable if the series B warrants are exercised and only in the same percentage as the series B warrants are exercised.  All series B warrants were exercised during the period.

•	Full ratchet anti-dilution includes exercise price adjustment upon subsequent financings at a lower price and an increase in the warrants issued upon an exercise price adjustment.

The following inputs and assumptions were used to value the secured convertible notes and warrants issued in the year ended December 31, 2011:

•	The warrant term is 60 months.
•	The warrant exercise prices were $0.10.
•	The computed volatility was 120-122% and risk free rate of 0.83% to 0.87%.
•	The probability of the company obtaining future financing was 50%.
•	Full ratchet anti-dilution includes exercise price adjustment upon subsequent financings at a lower price and an increase in the warrants issued upon an exercise price adjustment.

IMAGING3, INC.
Notes to Financial Statements
December 31, 2010, and 2011

The following shows the changes in the level three liability measured on a recurring basis for the years ended December 31, 2011 and 2010:

Balance at inception, October 15, 2010	$3,614,089
Derivative gain	(1,370,623)
Balance at December 31, 2010	2,243,466
Increase in derivative value due to new security issuances	2,075,090
Decrease in derivative value due to exercise of warrants	(985,044)
Derivative loss	14,222,300
Balance at December 31, 2011	$17,555,812

12.      SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method.

The Company paid income taxes of $800 and interest of $16,140 during the year 2011.  The Company paid income taxes of $800 and interest of $55,151 during the year ending December 31, 2010.

13.      GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the years ended December 31, 2010 and 2011, the Company incurred losses of $4,200,621 and $17,926,713, respectively. The Company has an accumulated deficit of $34,726,504 as of December 31, 2011. In addition, the Company had negative cash flow from operating activities amounting to $1,762,259 as of December 31, 2011. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  Management devoted considerable effort during the years ended December 31, 2011 and 2010, toward (i) obtaining additional equity capital (ii) controlling salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods, and (v) increasing marketing and sales. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost.  The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the Chief Executive Officer and Chief Financial Officer.  Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense on a monthly basis.  Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

14.      COMMITTMENTS

The Company has a facility lease agreement effective October 1, 2004 for five years with an option to extend for a 60 month period, which the Company exercised effective October 1, 2009.

IMAGING3, INC.
Notes to Financial Statements
December 31, 2010, and 2011

Future annual minimum lease commitments, excluding property taxes and insurance, payable at December 31, 2011 are approximately as follows:

2012	132,840
2013	132,840
2014	132,840
$398,520

Rent expenses for the leased facility were $132,840, $132,840 for the years ended December 31, 2010, and 2011, respectively.  The Company exercised its options under the renewal lease agreement during the third quarter of 2009.

15.      CONTINGENCIES & LITIGATION

Partly in connection with a fire at the Company’s facility on or about February 19, 2002, in which the Company’s manufacturing, warehouse, and office facilities were substantially destroyed, the Company became engaged in litigation in several courts, all of which have reached judgment or been settled or dismissed. The judgments and settlements are reflected in the liability section of the Company’s balance sheet and total $1,805,136 as of December 31, 2011.

The judgments and settlements are reflected in the liability section of the Company’s balance sheet and total $2,191,643 as of December 31, 2010.

On November 29, 2011, we were served with a Motion to Compel Arbitration by Cranshire Capital, LLC and Freestone Advantage Partners, LLC (collectively, the “Plaintiffs”), two warrant holders with whom we completed a private placement for the sale of common stock and warrants for $1,000,000 in October 2010.  The Plaintiffs allege that they are the holders of Series A Warrants, Series B Warrants, and Series C Warrants (collectively, the “Warrants”) and that our entry into a transaction in October 2011 had the effect of triggering the anti-dilution provision in the Warrants.  They allege that the effect of the application of the anti-dilution provisions was to substantially lower the exercise price of the Warrants and increase the number of them.  On March 28, 2012, the Company settled this litigation and currently awaits court approval of the terms of the settlement.  The settlement includes the adjustment to the exercise price of the Series A and Series C warrants that results in an increase in the number of shares issuable under these warrants.  The parties agreed that under the Series A and Series C warrants, a number of common shares of 105,042,042 and 105,042,042, respectively, remain issuable.  The remaining Series B warrants were agreed by both parties to be cancelled as of the date of the settlement and are no longer outstanding.  The number of shares issuable under this settlement agreement was included in the derivative valuation as of December 31, 2011.  The parties agreed to exercise a portion of the Series A warrants in exchange for 8,403,362 shares of common stock with a price to be paid of $100,000 in consideration to the Company for such exercise.  In addition, the warrant holders have promised to mandatorily exercise Series A and Series C warrants for cash, subject to the satisfaction of certain conditions on a monthly basis, such that the Company would receive cash proceeds from the exercises thereof of $80,000 per month if the conditions for mandatory exercise for that month are satisfied. The mandatory exercise provisions include minimum monthly common stock price requirements of at least $0.025 per share for 15 or more trading days in the calendar month, an average daily trading volume for that month of at least 250,000 shares, and certain registration rights pertaining to the filing and effectiveness of registration statements.

16.      RELATED PARTY TRANSACTION

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

IMAGING3, INC.
Notes to Financial Statements
December 31, 2010, and 2011

During the normal course of business, the Chief Executive Officer advanced funds to the Company.  These advances are recorded as due to officer.

At December 31, 2011 and 2010, the Company had balances due to the Chief Executive Officer of the Company of $344,938 and $520,328, respectively, for amounts owed during those years. The amount is due on demand, interest free and is secured by the assets of the Company.  Interest is not imputed since a portion of this amount represents unpaid consulting fees.

17.      CONCENTRATIONS

Three customers represent 20%, 19%, and 11%, respectively, of accounts receivable as of December 31, 2010.  These balances were collected subsequent to December 31, 2010.  There were no revenue concentrations to disclose for the period ended December 31, 2010.

Three customers represented 19%, and 18%, respectively, of the Company’s accounts receivable as of December 31, 2011. These balances were collected subsequent to December 31, 2011.  There were no revenue concentrations to disclose for the period ended December 31, 2011.

18.      SUBSEQUENT EVENTS

Effective March 20, 2012, the Company issued 3,000 shares of Series A Preferred Stock to Dean Janes, our chief executive officer.  Each share of Series A Preferred Stock has a par value of $0.001 and the equivalent of 350,000 votes.  The Series A Preferred Stock is not convertible into the Company’s common stock.  The holder of the Series A Preferred Stock is entitled to dividends only to the extent of the number of shares of Series A Preferred Stock held by him (i.e. 3,000) in proportion to the total number of outstanding shares of preferred and common stock.  The liquidation preference of each share of the Series A Preferred Stock is equal to $0.001 per share.

On March 28, 2012, the Company settled this litigation and has received court approval of the terms of the settlement.  The settlement includes the adjustment to the exercise price of the Series A and Series C warrants that results in an increase in the number of shares issuable under these warrants.  The parties agreed that under the Series A and Series C warrants, a number of common shares of 105,042,042 and 105,042,042, respectively, remain issuable.  The remaining Series B warrants were agreed by both parties to be cancelled as of the date of the settlement and are no longer outstanding.  The number of shares issuable under this settlement agreement was included in the derivative valuation as of December 31, 2011.  The parties agreed to exercise a portion of the Series A warrants in exchange for 8,403,362 shares of common stock with a price to be paid of $100,000 in consideration to the Company for such exercise.  In addition, the warrant holders have promised to mandatorily exercise Series A and Series C warrants for cash, subject to the satisfaction of certain conditions on a monthly basis, such that the Company would receive cash proceeds from the exercises thereof of $80,000 per month if the conditions for mandatory exercise for that month are satisfied. The mandatory exercise provisions include minimum monthly common stock price requirements of at least $0.025 per share for 15 or more trading days in the calendar month, an average daily trading volume for that month of at least 250,000 shares, and certain registration rights pertaining to the filing and effectiveness of registration statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1. As of December 31, 2011, we did not maintain effective controls over the control environment.  Specifically, until December 20, 2011 the board of directors did not have any independent members and no director qualified as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level conditions have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of December 31, 2011, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. As of December 31, 2011 we did not maintain adequate segregation of duties.  Accordingly, management has determined that this control deficiently constitutes a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Independent Registered Accountant’s Internal Control Attestation

This annual report includes an attestation report of our public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corrective Action

In December 2011, the Company added Raul Carrega to its board of directors and appointed him as the chairman of the audit committee.  Management believes that Mr. Carrega qualifies as an audit committee “financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B.  Management plans to make future investments in the continuing education of our accounting and financial staff.  Specifically, we plan to seek specific public company accounting training during 2012.  Improvements in our disclosure controls and procedures and in our internal control over financial reporting will, however, depend on our ability to add additional financial personnel and independent directors to provide more internal checks and balances.  We believe we will be able to commence achieving these goals once our sales and cash flow grow and our financial condition improves.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of March 21, 2012:

Name	Age	Position

Dean Janes	46	Chairman of the Board of Directors and Chief Executive Officer

Xavier Aguilera	63	Executive Vice President, Chief Financial Officer, Corporate Secretary and Director

Christopher Sohn*	51	President, Chief Operating Officer, and Director

Raul Carrega	46	Chairman of Audit Committee
______________
*Resigned as a director effective March 31, 2012.

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

Mr. Jane’s qualifications:
•	Leadership experience - Chairman of the board, founder and chief executive officer of Imaging3 since our inception in October 1993.
•	Finance experience - As founder and chief executive officer, Mr. Janes has supervised our financial management since our inception.
•
Industry experience - Mr. Janes is the founder of Imaging3 who has developed and implemented our business plan since inception, and is managing our submissions to the FDA.  He has senior management experience with OEC Medical Systems, Inc., Kaiser Medical Physics, the Center for Health Resources and other firms in the industry.

•	Government experience - Mr. Janes served in the United States Army Reserves as a Biomedical engineer.
•
Technology and education experience - Mr. Janes is an inventor of our proprietary real time 3D medical diagnostic imaging technology, is a member of MENSA, and majored in Bio-Medical Engineering at the University of Colorado Technical Institute.

Xavier Aguilera has been our executive vice president, chief financial officer, and corporate secretary since June 1999 and a director since 2005.  Mr. Aguilera’s responsibilities include managing our finances, accounting, taxes, credit facilities and interfacing and developing new relationships with banks and other financial institutions. Prior to working for Imaging3, Mr. Aguilera was self-employed as a consultant for Xavier Aguilera & Associates from 1997 to 1999.  His responsibilities were to manage and open primary healthcare facilities throughout Southern California.  He provided property management, estate planning, credit facility and Import/Export consulting for several businesses in Southern California.  From 1995 to 1997, Mr. Aguilera was the chief administrative officer for East Los Angeles Doctors Hospital, where his responsibilities were to manage administrative personnel within the hospital, manage public relations, business development and JCAHO compliance.  From 1992 to 1995, Mr. Aguilera was the chief executive officer for El Centro Human Services Corporation, where his responsibilities were to develop and implement a community based mental health facility consisting of eight satellite centers.  He managed a $9.4 million budget and a full time staff of 240 employees.  From 1990 to 1992, Mr. Aguilera was a deputy director/administrator for Northeast Community Clinic, where his responsibilities were to implement and administer the clinics health programs and oversee operations.  From 1988 to 1990, Mr. Aguilera was self employed as a consultant for finance, management and international finance.  He provided these services to banks as well as businesses throughout Southern California.  From 1987 to 1988, Mr. Aguilera was vice president of international banking marketing for California Commerce Bank, where his responsibilities were to manage and administer a $14 million portfolio, develop new business in the Southern California with Hispanic businesses and develop business relationships with Northern Mexico businesses and banks.  From 1981 to 1987, Mr. Aguilera was an assistant general manager/deputy director for Banco Nacional de Mexico (BANAMEX).  He was responsible for $60 million in new deposits as well as new business development and management of commercial and personal lending departments.  He holds a bachelor degree in business from California State University at Northridge (1983) and a certificate of medical management from the University of California at Los Angeles (1995).

Mr. Aguilera’s qualifications:
•	Leadership experience – Executive vice president, chief financial officer and corporate secretary of Imaging3 since June 1999 and chairman of the audit committee since 2003.
•	Finance experience – Mr. Aguilera is currently our chief financial officer and had extensive experience in financial management with other companies prior to joining us in June 1999.
•	Industry experience - Mr. Aguilera has over 25 years of financial and management experience in the medical and banking industries.
•
Technology and education experience - Mr. Aguilera has a bachelor degree in business from California State University at Northridge and a certificate of medical management from the University of California at Los Angeles.

Christopher Sohn has been our president and chief operating officer since June 2001 and a director since January 2011.  As chief operating officer for Imaging3, Mr. Sohn’s responsibilities include developing international sales, marketing and resourcing network, organizing and strategizing with manufacturing companies and researching new sources of products from developing countries for import into the United States, overseeing of business operations and human resources.  Prior to working for Imaging3, Mr. Sohn was president and chief executive officer of DMI, Inc. from 1994 to 2000.  As chief executive officer for an international trading company of diagnostic medical imaging system, Mr. Sohn’s main responsibility was to develop business relationships and dealer networks in Central and South American markets, connecting this with the needs of Asian medical equipment manufactures as well as manufactures in the United States and North America.  Mr. Sohn has also organized and participated in more than a dozen medical exhibitions during this period including the Hospitalar (Brazil 1995-2000), and RSNA during the same period.  From 2000 to 2001, Mr. Sohn was chief executive officer of ISOL America, Inc., where his responsibilities included starting up an overseas headquarters for the parent company ISOL Korea in the United States as well as setting up a distribution and dealer network in the United States, Central and South America for ISOL’s products, which included MRI, Magnetic Resonance Imaging and Bone Desitometry Systems.  Mr. Sohn also assisted in our efforts to achieve FDA and UL approval of its products as well as researching manufacturing partners for the assembly and manufacture of ISOL products within the United States.  Mr. Sohn majored in biochemistry and computer science at the University of California at Los Angeles (1978-1982).

Mr. Sohn’s qualifications:
•
Leadership experience – President and chief operating officer of Imaging3 since June 2001, and previously president and chief executive officer of DMI, Inc., an international trading company for diagnostic medical imaging systems.

•
Industry experience - Mr. Sohn has organized and participated in more than a dozen medical exhibitions and serves and has served in senior management positions with us and other firms in the medical imaging systems industry.

•	Technology and education experience - Mr. Sohn majored in biochemistry and computer science at the University of California at Los Angeles.

Raul Carrega, CPA has been a director and the chairman of our audit committee since December 20, 2011.  He has over 20 years of experience in Certified Public Accounting.  His experiences not only include tax research and compliance functions but tax projections for individual corporations, partnerships and fiduciaries.  He has audited pension plans for non-profit organizations and other companies.  Mr. Carrega earned a Bachelor of Science Degree in Accounting from California State University Northridge and has affiliations with the CalCPA Peer Review Program.

Mr. Carrega’s qualifications:
•	Leadership experience – Mr. Carrega’s current company is a registered firm, with the Public Company Accounting Oversight Board.
•
Financial experience – Mr. Carrega is an Engagement Quality Reviewer for various registered firms.  He has experience with the preparation of audits for various companies.  He audits pension plans, non-profit organizations and other companies.  He has represented clients before all tax authorities, including the IRS, Franchise Tax Board, State Board of Equalization and local cities.  He has handled compliance with federal, state and local tax laws and regulations for major clients.

No officer or director is required to make any specific amount or percentage of his business time available to us.  Each of our officers intends to devote such amount of his or her time to our affairs as is required or deemed appropriate by us.

Limitation of Liability and Indemnification of Officers and Directors

Under the California Corporation Code, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his “duty of care.”  This provision does not apply to the directors’ (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director’s duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption.  This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

The California Corporations Code grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law.  Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law.  These provisions will not alter the liability of the directors under federal securities laws.

We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our bylaws.  These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys’ fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of Imaging3, arising out of such person’s services as a director or officer of Imgagin3, any subsidiary of Imaging3 or any other company or enterprise to which the person provides services at our request.  We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Board Committees

Our board of directors has appointed an audit committee.  As of December 11, 2011, the sole member of the audit committee is Raul Carrega. The board of directors has adopted a written charter of the audit committee.  The audit committee is authorized by the board of directors to review, with our independent accountants, our annual financial statements prior to publication, and to review the work of, and approve non-audit services performed by, such independent accountants.  The audit committee will make annual recommendations to the board for the appointment of independent public accountants for the ensuing year.  The audit committee will also review the effectiveness of the financial and accounting functions and our organization, operations and management.  The audit committee was formed on August 31, 2003.  The audit committee held two meetings during fiscal year ended December 31, 2011.

Our board of directors does not have a compensation committee so all decisions with respect to management compensation are made by the whole board.  Our board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm’s length.

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2011 with senior management.  The audit committee has reviewed and discussed with management our audited financial statements.  The audit committee has also discussed with M&K CPAS, PLLC, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from M&K required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees).  The audit committee has discussed with M&K the independence of M&K as our auditors.  Finally, the audit committee has considered whether the independent auditor’s provision of non-audit services to us is compatible with the auditors’ independence.  Based on the foregoing, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the United States Securities and Exchange Commission.  Our audit committee did not submit a formal report regarding its findings.

AUDIT COMMITTEE

Raul Carrega

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

Compliance with Section 16(A) of Exchange Act

Our affiliates who are members of our management voluntarily comply with Section 16 of the Securities Exchange Act of 1934, as amended, even though we do not have securities registered under Section 12 of Exchange Act.  Section 16(a) of the Exchange Act requires a registrant’s officers and directors, and certain persons who own more than 10% of a registered class of a registrant’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission.  Reporting Persons are required by the SEC to furnish the registrant with copies of all Section 16 Reports they file.

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements that would be applicable to our Reporting Persons (i.e. if our securities were registered under Section 12 of the Exchange Act) during and with respect to the fiscal year ended December 31, 2010 have been complied with on a timely basis.  For transactions occurring during the fiscal year ending December 31, 2011, Mr. Janes, our chief executive officer, filed one Form 4 late covering a total of one transaction.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future. As more fully described below, our board of directors makes all decisions for the total direct compensation of our executive officers, including the Named Executive Officers.  We do not have a compensation committee, so all decisions with respect to management compensation are made by the whole board.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance in the future, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork and performance, and each executive’s total compensation package.  We strive to accomplish these objectives by compensating all executives with total compensation packages consisting of a combination of competitive base salary and, once we grow more and increase our staff, incentive compensation.  Because of our small size and staff to date, we have not yet adopted a management equity incentive plan, nor have we yet used equity incentives as part of our management compensation policy.

While we have not hired at the executive level significantly since inception because our business has not grown sufficiently to justify increasing staff, we expect to grow and hire in the future.  Our Named Executive Officers have been with us for many years and their compensation has basically been static, based primarily on levels at which we can afford to retain them, and their responsibilities and individual contributions.  To date, we have not applied a formal compensation program to determine the compensation of the Named Executives.  In the future, as we and our management team expand, our board of directors expects to add independent members, form a compensation committee comprised of independent directors, adopt a management equity incentive plan and apply the compensation philosophy and policies described in this section of the Form 10-K.

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

•	Base salary and benefits are designed to attract and retain employees over time.
•	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
•
Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

•
Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as it competes for talented employees in a marketplace where such protections are commonly offered.  We currently have not given separation benefits to any of our Name Executive Officers.

Benchmarking

We have not yet adopted benchmarking but may do so in the future.  When making compensation decisions, our board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies.  Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer’s compensation relative to the benchmark varies based on scope of responsibility and time in the position.  We have not yet formally established our peer group for this purpose.

The Elements of Imaging3’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2011, all executive officer base salary decisions were approved by the board of directors.

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

Incentive Compensation Awards

The Named Executives have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses.  If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Imaging3: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price.  The board has not adopted specific performance goals and target bonus amounts for any of its fiscal years, but may do so in the future.

Equity Incentive Awards

Our board has not yet adopted a management equity incentive plan and no stock options or other equity incentive awards have yet been made to any of our Named Executives or other officers or employees of Imaging3.  As stated previously, in the future we plan to adopt a formal management equity incentive plan pursuant to which we plan to grant stock options and make restricted stock awards to members of management, which would not be assignable during the executive’s life, except for certain gifts to family members or trusts that benefit family members.  These equity incentive awards, we believe, would motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  The board will consider several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule.  Our policy will prohibit backdating options or granting them retroactively.

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

Executive Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2010 and December 31, 2011 for services rendered in all capacities, by our chief executive officer and our other most highly compensated executive officers during the fiscal years ended December 31, 2010 and December 31, 2011.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary		Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Dean Janes, Chief Executive Officer	2010 2011	$ $	149,604 149,604	0 0	0 0	0 0	0 0	0 0	$ $	149,604 149,604

Christopher Sohn, President and Chief Operating Officer	2010 2011	$ $	125,008 125,008	0 0	0 0	0 0	0 0	0 0	$ $	125,008 125,008

Xavier Aguilera, Chief Financial Officer/Treasurer, Executive Vice President, and Corporate Secretary	2010 2011	$ $	95,000 95,000	0 0	0 0	0 0	0 0	0 0	$ $	95,000 95,000

Michele Janes, Vice President of Administration	2010 2011	$ $	49,998 49,998	0 0	0 0	0 0	0 0	0 0	$ $	49,998 49,998

Officers as a Group	2010 2011	$ $	369,612 369,612	0 0	0 0	0 0	0 0	0 0	$ $	369,612 369,612

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

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards during the year ended December 31, 2011.

Employee Benefit Plans

We have not yet, but may in the future, establish a management stock option plan pursuant to which stock options may be authorized and granted to the executive officers, directors, employees and key consultants of Imaging3.  In the event we establish the stock option plan, we expect to authorize approximately 16,000,000 shares or more for future issuance.

Director Compensation

None of our directors received any compensation for their respective services rendered to us as directors during the year ended December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Imaging3 at March 21, 2012.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 21, 2012 are deemed outstanding even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 414,388,151 outstanding shares of common stock.  The table does not reflect the outstanding Series A Preferred Stock pursuant to which its holder has the equivalent of 1,050,000,000 votes.  Except as otherwise listed below, the address of each person is c/o Imaging3, Inc., 3200 W. Valhalla Drive, Burbank, California 91505.  Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)		Percentage Ownership

Dean Janes , Chairman and Chief Executive Officer	21,338,197	(2)	5.1%

Christopher Sohn, President and Chief Operating Officer	23,000,000		5.6%

Xavier Aguilera, Director, Chief Financial Officer/Treasurer, Executive Vice President, and Secretary	200,000		*

Raul Carrega, Director, Chairman of the Audit Committee	0		0%

All current Executive Officers as a Group	44,538,197		10.7%

*	Less than 1%.

(1)
Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of March 7, 2011.

(2)
Does not include 125,000 shares of our common stock owned by Alliance Acquisitions Inc.  Mr. Janes is an officer, director, and minority shareholder of Alliance Acquisitions, Inc., however, he disclaims any beneficial ownership of the shares of our common stock owned by Alliance Acquisitions, Inc. because he has no dispositive or voting power over those shares.  Does not include 1.05 billion votes held by Mr. Janes by virtue of his ownership of 3,000 shares of Series A Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Janes is engaged pursuant to a consulting agreement for $12,000 per month plus expenses. The Agreement is terminable by either party on 30 days written notice.  As of December 31, 2011, we owe Mr. Janes $344,938 under the consulting agreement and pursuant to outstanding promissory notes for loans made by him to us, bearing no interest and payable on demand.  On April 13, 2010, we issued a noninterest bearing promissory note to Mr. Janes in the amount of $66,500, payable on demand, for monies loaned by him to us.  On June 28, 2010, Mr. Janes loaned another $100,000 to us pursuant to a noninterest bearing promissory note payable on demand.  On August 8, 2010 Mr. Janes loaned another $100,000 to us pursuant to a noninterest bearing promissory note payable on demand.  On October 4, 2010 Mr. Janes loaned another $60,000 to us pursuant to a noninterest bearing promissory note payable on demand.  These notes have been repaid except for two of them in the aggregate outstanding amount of $108,500.00 as of December 31, 2011, which is included in the total outstanding amount of $344,938 owed by us to Mr. Janes.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Presently and since January 5, 2009, M&K CPAS, PLLC has been and is our principal auditing firm.  The audit committee approved the engagement of M&K CPAS, PLLC before M&K CPAS, PLLC rendered audit services to us.

Each year the retention of the independent auditor to audit our financial statements, including the associated fee, is approved by the board of directors before the filing of the previous year’s Annual Report on Form 10-K.

KC and M&K Fees
	2011	2010
Audit Fees(1)	$53,950	$41,200
Audit Related Fees	-0-	$7,500
All Other Fees(2)	-0-	-0-
	$53,950	$48,700

(1)
Audit Fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports.  Of these amounts, $41,200 was paid to M&K CPAS, PLLC during the year ending December 31, 2010, and $53,950 was paid during the year ending December 31, 2011.

(2)	Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee’s policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full board of directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  As part of the board’s review, the board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At audit committee meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

The audit committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. The audit committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment dated October 25, 2001, June 24, 2002, and August 13, 2002(1)
3.3	Bylaws (1)
3.4	Certificate of Amendment dated September 30, 2003(2)
3.5	Certificate of Amendment dated October 25, 2001(3)
3.6	Certificate of Amendment June 24, 2002(3)
3.7	Certificate of Amendment August 13, 2002(3)
3.8	Certificate of Determination for Series A Preferred Stock(10)
3.9	Amendment to Certificate of Determination for Series A Preferred Stock(10)
10.1	Patent No. 6,754,297(3)
10.2	Consulting Agreement(3)
10.3	Assignment(3)
10.6	Commercial Promissory Note dated August 4, 2004(4)
10.7	Security Agreement(4)
10.8	Commercial Promissory Note dated April 24, 2005(5)
10.9
IR Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease - Net, dated June 21, 2004 by and between Four T’s, Bryan Tashjian, Ed Jr. Tashjan, Bruce Tashjan, Greg Tashjan and Dean Janes DBA Imaging Services, Inc.(6)

10.10	Promissory Note, dated November 1, 2008 in the amount of $140,039.35, payable by Imaging3, Inc. to Dean Janes(7).
10.11	Promissory Note, dated March 23, 2009 in the amount of $95,000, payable by Imaging3, Inc. to Dean Janes(7)
10.12	Promissory Note, dated April 2, 2009 in the amount of $375,000, payable by Imaging3, Inc. to Dean Janes(7)
10.13	Promissory Note, dated April 13, 2010 in the amount of $66,500, payable by Imaging3, Inc. to Dean Janes(7)
10.14	Promissory Note, dated June 28, 2010 in the amount of $100,000, payable by Imaging3, Inc. to Dean Janes(7)
10.15	Securities Purchase Agreement by and between Imaging3, Inc. and Cranshire Capital, L.P., dated October 4, 2010(8)
10.16	Series A Warrant, dated October 15, 2010 for Cranshire Capital, L.P.(9)
10.17	Series A Warrant dated October 15, 2010 for Freestone Advantage Partners, L.P.(9)
10.18	Series B Warrant, dated October 15, 2010 for Cranshire Capital, L.P.(9)
10.19	Series B Warrant, dated October 15, 2010 for Freestone Advantage Partners, L.P.(9)
10.20	Series C Warrant, dated October 15, 2010 for Cranshire Capital, L.P.(9)
10.21	Series C Warrant, dated October 15, 2010 for Freestone Advantage Partners, L.P.(9)
10.22	Registration Rights Agreement entered into by Imaging3, Inc., Cranshire Capital, L.P. and Freestone Advantage Partners, L.P., dated October 15, 2010(9)
10.23	Securities Purchase Agreement with Gemini Strategies, LLC, dated October 3, 2011(11)
10.24	Security Agreement with Gemini Strategies, LLC, dated October 3, 2011(11)
14.1	Code of Conduct

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Form 10SB/A Registration Statement filed with the Securities and Exchange Commissioner on December 9, 2002.

(2)	Incorporated by reference to Amendment No. 2 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 6, 2004.

(3)	Incorporated by reference to Amendment No. 3 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 21, 2004.

(4)	Incorporated by reference to Amendment No. 5 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 18, 2005.

(5)	Incorporated by reference to Amendment No. 6 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on July 7, 2005.

(6)	Incorporated by reference to Amendment No. 8 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 9, 2005.

(7)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2010.

(8)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010.

(9)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2010.

(10)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission, dated March 20, 2012.

(11)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission, dated October 4, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGING3, INC.

Dated: April 16, 2012	By:	/s/ Dean Janes
Dean Janes
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dean Janes	Dated: April 16, 2012
Dean Janes, Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

By: /s/ Xavier Aguilera	Dated: April 16, 2012
Xavier Aguilera, Chief Financial Officer/Treasurer,
Executive Vice President, Corporate Secretary, and
Director (Principal Financial/Accounting Officer)