Form 10-Q
period 2012-03-31
IMAGING3 INC
filed 2012-05-18
CIK 1205181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2012
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

As of May 15, 2012, the number of shares outstanding of the registrant’s class of common stock was 489,329,607.

PART I.            FINANCIAL INFORMATION

Item 1.              Financial Statements (Unaudited)
IMAGING3, INC.
BALANCE SHEETS
AT MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	3/31/2012	12/31/2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$95,486	$449,733
Accounts receivable, net	51,286	49,772
Inventory, net	249,697	148,914
Deferred financing costs, net	7,730	11,532
Prepaid expenses	7,215	10,797
Total current assets	411,414	670,748

PROPERTY AND EQUIPMENT, net	10,863	12,013

OTHER ASSETS	31,024	31,024
Total assets	$453,301	$713,785

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$302,894	$275,684
Accrued expenses	1,747,598	1,805,136
Deferred revenue	143,784	168,974
Equipment deposits	150,600	89,250
Due to an officer	330,938	344,938
Convertible notes payable, net of discount	591,781	292,603
Derivative liability	17,563,088	17,555,812
Total current liabilities	20,830,683	20,532,397

STOCKHOLDERS' DEFICIT:
Preferred stock, authorized shares 1,000,000; 3,000 and 0 shares issued and outstanding; 350,000 votes per share at March 31, 2012 and December 31, 2011	532,391	-
Preferred stock payable	-	288,014
Common stock, no par value; authorized shares 750,000,000; 425,291,513 and 414,388,151 issued and outstanding at March 31, 2012 and December 31, 2011	15,119,255	14,344,878
Common stock payable	275,000	275,000
Accumulated deficit	(36,304,028)	(34,726,504)
Total stockholders' deficit	(20,377,382)	(19,818,612)
Total liabilities and stockholders' deficit	$453,301	$713,785

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND MARCH 31, 2011
(UNAUDITED)

	2012	2011

Net revenues	$209,478	$266,762

Cost of goods sold	49,351	128,984
Gross profit	160,127	137,778

Operating expenses
General and administrative expenses	893,752	558,680
Total operating expense	893,752	558,680

Loss from operations	(733,625)	(420,902)

Other income (expense):
Interest expense	(360,882)	(10,567)
Other income	71,987	-
Gain (Loss) on change in derivative liability	(555,003)	215,868
Total other income (expense)	(843,898)	205,301

Loss before income tax	(1,577,523)	(215,601)

Provision for income taxes	-	800

Net loss	$(1,577,523)	$(216,401)

Basic and diluted net loss per share	$-	$-

Basic and diluted weighted average common shares outstanding	417,221,377	380,420,723

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND MARCH 31, 2011
(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,577,523)	$(216,401)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	1,150	1,150
Preferred stock issued to officer	244,377	-
Amortization of deferred financing costs	3,802	-
Amortization of debt discount	299,178	-
Shares issued for services	37,500	-
Loss (Gain) on change in derivative liability	555,003	(215,868)
(Increase) / decrease in current assets:
Accounts receivable	(1,514)	(9,671)
Inventory	(100,783)	(106,627)
Prepaid expenses and other assets	3,582	10,960
Increase / (decrease) in current liabilities:
Accounts payable	27,209	(18,397)
Accrued expenses	(57,538)	48,421
Deferred revenue	(25,190)	7,675
Equipment deposits	61,350	49,000
Net cash used for operating activities	(529,397)	(449,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer	36,000	91,743
Repayments to officer	(50,000)	-
Proceeds from sale of stock, net of offering costs	89,150	-
Proceeds from exercise of warrants	100,000	-
Net cash provided by financing activities	175,150	91,743

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(354,247)	(358,015)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	449,733	367,578

CASH & CASH EQUIVALENTS, ENDING BALANCE	$95,486	$9,563

NON-CASH ACTIVITIES:
Impact of exercise of warrants on derivative liability	$547,727	$-
	$547,727	$-

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

The  accompanying  unaudited  interim  financial  statements  have been prepared in accordance  with the rules and  regulations  of the  Securities  and Exchange Commission for the presentation of interim financial  information,  but do not include all the information and footnotes  required by generally accepted accounting  principles  for  complete  financial  statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011.  The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

Due to Officer

At March 31, 2012 and December 31, 2011, the Company had a balance due to the Chief Executive Officer of the Company amounting to $330,938 and $344,938, respectively, for accrued consulting fees and amounts borrowed. The amount is due on demand, is interest free and secured by the assets of the Company.

Equipment Deposits

Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balance at March 31, 2012 and December 31, 2011, was $150,600 and $89,250, respectively.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  All potentially dilutive securities were anti-dilutive for the periods presented and basic and diluted net loss per share were equal.

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

IMAGING3, INC.
Notes to Financial Statements
(Unaudited)

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
(Unaudited)

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

Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011 on a recurring basis:

December 31, 2011

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative Liability	-	-	17,555,812	(15,297,390)
Total	$-	$-	$17,555,812	$(15,297,390)

March 31, 2012

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative Liability	-	-	17,563,088	(555,003)
Total	$-	$-	$17,563,088	$(555,003)

3.    ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and management believes are collectible except for those for which a reserve has been provided. The balance of accounts receivable as of March 31, 2012 was $51,286 as compared to $49,772 as of December 31, 2011. The reserve amount for uncollectible accounts was $3,181 and $4,909 as of March 31, 2012 and December 31, 2011, respectively.

IMAGING3, INC.
Notes to Financial Statements
(Unaudited)

4.    INVENTORIES

Inventory consisted of the following:

	03/31/12	12/31/11
Parts inventory	$186,297	$98,773
Finished goods	293,372	280,113
Inventory reserve	(229,972)	(229,972)
Total, net	$249,697	$148.914

5.  PROPERTIES AND EQUIPMENT

Property and equipment consisted of the following:

	03/31/12	12/31/11
Furniture and office equipment	$78,695	$78,695
Tools and shop equipment	57,683	54,183
Vehicles	105,871	105,871
	242,249	238,749
Less Accumulated depreciation	(231,386)	(226.736)
Total, net	$10,863	$12,013

Depreciation expenses were $1,150 and $1,150 for the three months ended March 31, 2012 and 2011, respectively.

6.    ACCRUED EXPENSES

Accrued expenses consisted of the following:

	03/31/12	12/31/011
Accrued wages	$115,605	$128,077
Other accrued expenses	65,887	39,953
Accrued ongoing litigation	1,566,106	1,637,106
Total	$1,747,598	$1,805,136

IMAGING3, INC.
Notes to Financial Statements
(Unaudited)

7.    CONVERTIBLE NOTES

During the year ended December 31, 2011, the Company issued secured convertible promissory notes in the total principal amount of $1,200,000 from which the Company received $1,000,000 of cash.  The notes have no stated rate of interest.  The convertible promissory note is convertible into shares of the Company’s common stock at a rate the lesser of (a) $0.10 per share, or (b) 80% of the average of the three (3) lowest daily VWAP’s (volume weighted average prices) during the 22 consecutive trading days immediately preceding the applicable conversion date, but not less than $0.05 per share, subject to full ratchet anti-dilution provisions.  The notes included a total of 12,000,000 warrants that also have full ratchet anti-dilution provisions and other potential adjustments.  On their face, they are exercisable at $0.10 per share for a period of five years from the date of issue.  The Company has subsequently agreed to reduce the conversion and exercise price to $0.0119 per share.  The notes are secured by all personal property of the company, including inventory, equipment, contract rights including all intangible assets, etc.  The Company incurred financing costs of $15,250 related to the issuance of the convertible note and warrants.  These financing costs have been deferred and are being amortized on a straight line basis over the life of convertible promissory note.  It was determined that the convertible notes and warrants included embedded derivatives.

A discount on the convertible promissory notes totaled $1,200,000.  This discount is amortized using the effective interest method over the term of the note.  The debt discount amortization during the period ended March 31, 2012 was $299,178.

8.      STOCKHOLDERS' EQUITY

Preferred Stock

On November 17, 2011, the Company authorized the issuance of up to 1,000,000 shares of preferred stock.  The Company also granted 1,000 shares of Series A Preferred Stock on this date to the Company’s Chief Executive Officer.  The Company granted an additional 2,000 shares on March 9, 2012.  A total of 3,000 shares were issued on March 20, 2012.

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

The Company estimated the Series A Preferred Stock at the fair market value of $532,391.  The shares granted on November 17, 2011 were valued at $288,014.  The shares granted on March 9, 2012 were valued at $244,377.  The holder of this preferred stock along with other common share holdings, represent a controlling voting interest in the Company.  As a result, a determination of the control premium was determined to estimate the value of the shares.  The control premium is based on publicly traded companies or comparable entities which have been recently acquired in arm’s length transactions.  This control premium was determined to be 10% of the market value of the common shares required for control on the date the shares were granted.  The market value of the shares required for control was calculated to be $2,880,140 and $2,443,767 at November 17, 2011 and March 9, 2012, respectively.  The number of common shares required for control is based on the number required to be held by the holder of the preferred stock in order for the preferred stock to give that holder control of the Company.  The Company performed the valuation with the assistance of a valuations specialist.

IMAGING3, INC.
Notes to Financial Statements
(Unaudited)

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

Common Stock

During the three month period ended March 31, 2012, the Company issued 10,403,362 of common stock for $200,000 dollars.  A total of 8,403,362 shares were issued due to the exercise of warrants for cash received of $100,000.  An additional 2,000,000 shares were issued for cash received of $100,000, and paid offering costs of $10,850.

During the three month period ended March 31, 2012, the Company issued 500,000 of common stock for $37,500 dollars for services rendered.  The shares were valued using the stock price on the date of grant.

9.      WARRANTS

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

Warrant Activity

12/31/2011	Balance	222,313,442

	Warrants issued	-

	Warrants exercised	(8,403,362)

	Warrants expired	-

	Adjustments due to reset provisions	88,840,336

3/31/2012	Balance	302,750,416

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

As a result, the Company’s securities containing exercise price reset provisions were classified as a derivative liability, in accordance with ASC 815. As of December 31, 2011, the fair value of the warrants issued was $17,555,812 and recognized as an expense and an increase in derivative liability.  The change in fair value during the period from December 31, 2011 to March 31, 2012 of $555,003 is recorded as a loss on change in fair market value of derivative in the accompanying Statements of Operations.  As of March 31, 2012, the fair value of these warrants was $17,563,088.  The derivative liability decreased by $547,727 due to the exercise of warrants during the three months ended March 31, 2012.

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

IMAGING3, INC.
Notes to Financial Statements
(Unaudited)

The following inputs and assumptions were used to value the warrants originally issued in October 2010 as of March 31, 2011:

•	The warrant term is 60 months for series A and C; 9 months for series B.
•	The warrant exercise prices were $0.2725 for series A and C; $0.2180 for series B, with a ratchet exercise price being $0.0119 based on recent transactions.
•	The computed volatility was 126% and risk free rate of 1.10% for all three series.
•	The probability of the company obtaining future financing was 90% for series A and C; 0% for series B.
•
The series C warrants are only exercisable if the series B warrants are exercised and only in the same percentage as the series B warrants are exercised.  All series B warrants were exercised during the period.

•	Full ratchet anti-dilution includes exercise price adjustment upon subsequent financings at a lower price and an increase in the warrants issued upon an exercise price adjustment.

The following inputs and assumptions were used to value the secured convertible notes and warrants originally issued in October 2011 as of March 31, 2011:

•	The warrant term is 60 months.
•	The warrant exercise prices were $0.10, adjusted to $0.0119 as of March 31, 2011.
•	The computed volatility was 120% and risk free rate of 1.04%.
•	The probability of the company obtaining future financing was 90%.
•	Full ratchet anti-dilution includes exercise price adjustment upon subsequent financings at a lower price and an increase in the warrants issued upon an exercise price adjustment.

The following inputs and assumptions were used in the current year to value the warrants that were issued in October 2010 (229,358 warrants) but initially included in the derivative liability in the three months ended March 31, 2011 due to the fact that the Company’s equity environment became tainted during that time period:

•	The warrant remaining term was 3.5 years.
•	The warrant exercise price was $0.31.
•	Computed volatility was 136.9% and risk free rate was 0.51%.
•	The warrants do not have ratchet anti-dilution provisions.

IMAGING3, INC.
Notes to Financial Statements
(Unaudited)

The following shows the changes in the level three liability measured on a recurring basis for the period ended March 31, 2012:

Balance at December 31, 2011	$17,555,812
Decrease in derivative value due to exercise of warrants	(547,727)
Derivative loss	555,003
Balance at March 31, 2012	$17,563,088

11.     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company paid income taxes of $800 and interest of $298 during the period ended March 31, 2011. The Company paid income taxes of $0 and interest of $664 during the period ended March 31, 2012.

12.   GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the three month periods ended March 31, 2012 and 2011, the Company incurred losses of $1,577,523 and $216,401, respectively. The Company has an accumulated deficit of $36,304,028 and $34,726,504 as of March 31, 2011 and December 31, 2012, respectively.  The continuing losses have adversely affected the liquidity of the Company.

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

The balance of due to officer amounts to $330,938 as of March 31, 2021 and $344,938 as of December 31, 2011, payable on demand.  The outstanding balance does not bear interest.

During the period ended March 31, 2012, the Company paid $5,000 to Kathryn Janes, the sister of the Chief Executive Officer, for counsulting services.

14.      CONCENTRATIONS

Four customers represent 22%, 13%, 12%, and 10%, respectively, of accounts receivable as of March 31, 2012.

No customers represented more than 10% of the Company’s accounts receivable as of December 31, 2011.

Four customers represent 50% of revenue for the three months ended March 31, 2012.  Three customers represent 90% of revenue for the three months ended March 31, 2011.

15.      SUBSEQUENT EVENTS

On or about April 17, 2012, the Company issued 4,200,000 shares of its common stock pursuant to the cashless exercise of 6,273,859 Series A Warrants.

From April 17, 2012 until May 10, 2012, the Company issued a total of 22,689,076 shares of its common stock pursuant to the conversion of $270,000 outstanding principal amount of convertible promissory notes, and a total of 37,149,018 shares of its common stock pursuant to the cashless exercise of a total of 47,115,751 outstanding warrants.

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

There is no assurance that Imaging3 will be profitable.  Imaging3 may not be able to successfully develop, manage or market its products and services. Imaging3 may not be able to attract or retain qualified executives and technology personnel. Imaging3 may not be able to obtain customers for its products or services. Imaging3’s products and services may become obsolete. Government regulation may hinder Imaging3’s business. Imaging3 may not be able to obtain the required approvals from the United States Food and Drug Administration for its products and services. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, or the conversion of notes. Imaging3 is exposed to other risks inherent in its businesses.

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

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2012

We had revenues in the first quarter of 2011 of $266,762 compared to $209,478 in 2012, which represents a 27% decrease.  The decrease in revenue is due to decreased sales. Our equipment sales were $161,742 in the first three months of 2011, compared to $55,535 in the first three months of 2012, representing a decrease in equipment sales of $106,207 in 2012 or 65%.  Our service and parts sales for the first quarter of 2012 were $19,058 compared to $24,555 in the first three months of 2011.  We will continue to focus on increasing its revenue in this area as well.

Our cost of revenue was $128,984 in the first quarter of 2011 compared to $49,351 in the first quarter of 2012, which represents a decrease of $79,633 or 61%. This decrease is due in part to a decrease in sales and in part to the decrease in cost of parts and service parts.  We had an increase in gross profit margin in the first quarter of 2012 to $160,127 compared to $137,778 in the first quarter of 2011. Our operating expenses increased to$897,555 in the first quarter of 2012 as compared to $558,680 in the first quarter of 2011, a 60% increase mostly due to increased legal fees. Our loss on operations increased to $733,625 ($733,428 MJR) in the first quarter of 2012 compared to $420,902 in the first quarter of 2011, a 75% increase.  This increase is attributed to the overall increase in general operating expense for this same period. Our net loss was $1,577,523 in the first quarter of 2012 compared to $216,401 in the first quarter of 2011, primarily as a result of an increased loss on change in derivative liability and increased interest expense.

Liquidity and Capital Resources

The Company's cash position was $95,486 at March 31, 2012, compared to $449,733 at December 31, 2011.  The reason for the decrease in cash at the end of the first quarter of 2012 as compared to December 31, 2011 is primarily due to increased expenses and decreased revenue.

As of March 31, 2012, the Company has current assets of $411,414, non-current assets of $41,887, and current liabilities of $20,830,683, and as of December 31, 2011, current assets of $670,748, non-current assets of $43,037 and current liabilities of $20,532,397.  The reason for the decrease in current assets at the end of the first quarter of 2012 as compared to December 31, 2011 is primarily due to the decrease in the Company’s cash position.

Net cash used in operating activities amounted to $529,397 for the three month period ended March 31, 2012, as compared to net cash used in operating activities of $449,758 for the three month period ended March 31, 2011.  The decrease in 2012 as compared to 2011 resulted from larger reductions in accrued expenses and deferred revenue in 2012 as compared to 2011.

Net cash provided by financing activities amounted to $175,150 and $91,743 for the three month periods ended March 31, 2012 and 2011, respectively.  The increase in 2012 as compared to 2011 resulted from proceeds from the issuance and sale of stock during the period.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit. The Company will need between $50,000 to $100,000 annually to maintain its reporting obligations.  The Company may attempt to do more private placements of its stock in the future to raise capital, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to obtain approval of its prototype from the Federal Food and Drug Administration and to sustain monthly operations.  In order to address its working capital deficit, the Company also intends to endeavor to (i) reduce operating costs, (ii) reduce general, administrative and selling costs, (iii) increase sales of its existing products and services, and (iv) obtain the approval of the United States Food and Drug Administration to the Company’s proprietary medical imaging device so that the Company can commence marketing and selling it.  There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2011.  In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging 3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2011, we had identified the following material weaknesses which still exist as of March 31, 2012 and through the date of this report:

1.  As of December 31, 2011 and as of the date of this report, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of December 31, 2011 and as of the date of this report, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have risks related to third party loans incurred by one of our executive officers.  Our chief executive officer pledged approximately 34,838,131 shares of his I3 common stock as collateral for different third party loans incurred by him.  The lenders perfected their security interest in the shares by taking possession of stock certificates representing the shares.  As a result, in the event our chief executive officer defaults on any of these loans, or the lenders otherwise exert control over the disposition of the collateral, a lender could immediately sell all of the shares securing the lender’s loan into the market without any further action on our part which could cause our stock price to decline.  Mr. Janes has disclaimed the beneficial ownership of all pledged shares.

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

We have only one independent director.  Currently, the only members of the Board of Directors are Dean Janes, Raul Carrega and Xavier Aguilera. Mr. Carrega is the only director who would be considered an “independent director,” as defined under FINRA listing standards and the Nasdaq Marketplace Rules.  Therefore, all decisions of the Board of Directors will be made by persons who are not considered independent directors.

The loss of the services of any or our management or key executives could adversely affect our business.  Our success is substantially dependent on the performance of our executive officers and key employees.  The loss of an officer or director of I3 would have a material adverse impact on I3.  I3 will generally be dependent upon its executive officers, Dean Janes and Xavier Aguilera, for the direction, management and daily supervision of I3’s operations.

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

Our stock price may continue to be volatile and could continue to decline.  Our stock price has been volatile.  The stock market in general has been extremely vulnerable and management cannot promise that the price of our common stock on the OTC Bulletin Board will not decline.  We may register more shares of our stock in the future, potentially increasing the supply of free trading shares and possibly exerting downward pressure on our stock price.

We recently settled a lawsuit on terms that will cause the substantial dilution of our outstanding common stock, and we may in the future be subject to other litigation.  On November 29, 2011, we were served with a Motion to Compel Arbitration by Cranshire Capital, LLC (the “Plaintiff” or “Cranshire”), one of two Warrant holders with whom we completed a private placement for the sale of common stock and warrants for $1,000,000 in October 2010. The Plaintiff alleged that it and Freestone Advantage Partners, L.P. are the holders of Series A Warrants, Series B Warrants and Series C Warrants (collectively, the “Warrants”) and that our entry into a transaction in October 2011 had the effect of triggering the anti-dilution provision in the Warrants.  They alleged that the effect of the application of the anti-dilution provisions was to substantially lower the exercise price of the Warrants and increase the number of them.  We believe that we had meritorious defenses to the Plaintiff’s claims.  Nevertheless, the parties have agreed to settle the claims.  Accordingly, on or about March 28, 2012, we entered into a Claims Exchange Agreement (the “Cranshire Agreement”) with Cranshire and a Settlement Agreement (the “Freestone Agreement”) with Freestone Advantage Partners, L.P. (“Freestone”), the other holder of Warrants, in order to settle the disputes between us and Cranshire and us and Freestone.  Pursuant to the Cranshire Agreement, we and Cranshire have agreed that as a result of the issuance of securities by us pursuant to the transaction in October 2011, Cranshire is entitled to (i) an exercise price under each of Cranshire’s Warrants of $0.0119 per share, and (ii) the following as a result thereof: (a) 103,466,396.17 shares of our common stock issuable upon exercise of Cranshire’s Series A Warrant, (b) 22,868,151.26 shares of our common stock issuable upon exercise of Cranshire’s Series B Warrant and (c) 103,466,396.17 shares of common stock issuable upon exercise of Cranshire’s Series C Warrant. Cranshire also agreed that its Series B Warrant will terminate and be cancelled simultaneously with the occurrence of the closing under the Cranshire Agreement, and we will have no further obligation to deliver any shares of our common stock under Cranshire’s Series B Warrant.  Pursuant to the Freestone Agreement, we and Freestone have agreed that as a result of the issuance of securities by the Company pursuant to the transaction in October 2011, Freestone is entitled to (i) an exercise price under each of Freestone’s Warrants of $0.0119 per share, and (ii) the following as a result thereof: (a) 1,575,645.38 shares of our common stock issuable upon exercise of Freestone’s Series A Warrant, (b) 1,260,516.30 shares of our common stock issuable upon exercise of Freestone’s Series B Warrant, and (c) 1,575,645.38 shares of common stock issuable upon exercise of Freestone’s Series C Warrant.  Freestone also agreed that its Series B Warrant will terminate and be cancelled simultaneously with the occurrence of the closing under the Cranshire Agreement, and we will have no further obligation to deliver any shares of our common stock under Freestone’s Series B Warrant.  Since March 28, 2012, the date of the settlement agreements, Cranshire and Freestone have exercised a total of 28,677,221 Series A Warrants, 8,403,362 of which were exercised on a cash basis for an aggregate exercise price of $100,000 and the issuance of 8,403,362 shares of our common stock, and 20,273,859 of which were exercised on a cashless basis, resulting in the issuance of a total of 12,271,178 shares of our common stock.  Our shareholders could incur additional dilution in their ownership of us as a result of the full ratchet anti-dilution provisions of other outstanding convertible securities that may be triggered by the adjustments made in the settlement.  Additionally, we cannot assure that future litigation in which we may become involved will not have a material adverse effect on our financial condition, operating results, business performance and business reputation.  Investors who purchase shares of our common stock will be subject to the risk of total loss if the risks described herein are realized, because there may be insufficient assets with which to pay our debts, leaving shareholders with no recovery.

Shareholders will experience dilution in their ownership of us.  Our board of directors has the authority to cause the Company to issue additional securities and convertible securities at such prices and on such terms as it determines in its discretion without the consent of the stockholders, including without limitation common stock, preferred stock, warrants and convertible notes.  The Company has issued securities to professional investment firms, including a group of lenders represented by Gemini Strategies, LLC, that have full ratchet anti-dilution provisions and other adjustments for certain potentially dilutive transactions.  These provisions may be triggered, causing adjustments resulting in lower exercise prices and more securities outstanding, thereby causing existing shareholders to experience more dilution than originally anticipated when those securities were first issued by the Company.  Consequently, our shareholders are subject to the risk that their ownership in the Company will be substantially diluted in the future.

We have issued Series A Preferred Stock having additional voting rights to our chief executive officer.  The Company has issued 3,000 shares of Series A Preferred Stock to Dean Janes, our chief executive officer.  Each share of Series A Preferred Stock has a par value of $0.001 and the equivalent of 350,000 votes.  The Series A Preferred Stock is not convertible into the Company’s common stock.  The holder of the Series A Preferred Stock is entitled to dividends only to the extent of the number of shares of Series A Preferred Stock held by him (i.e. 3,000) in proportion to the total number of outstanding shares of preferred and common stock.  The liquidation preference of each share of the Series A Preferred Stock is $0.001, its par value.  Consequently, by virtue of his ownership of the Series A Preferred Stock, Mr. Janes will have a majority of the outstanding voting stock of the Company and will generally be able to control the actions by the shareholders, subject to the cumulative voting rights of all shareholders.

Our common stock is currently a “penny stock,” which may make it more difficult for our investors to sell their shares.  Our common stock is currently and may continue in the future to be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stocks to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Since our securities are subject to the penny stock rules, investors may find it more difficult to dispose of our securities.

We may not pay dividends in the future.  Any return on investment may be limited to the value of our common stock.  We do not anticipate paying cash dividends in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition, and other business and economic factors affecting us at such time as our board of directors may consider relevant.  Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and marketing.  Prospective investors seeking or needing dividend income or liquidity should therefore not purchase the Shares.  If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.  If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2012, the Company issued 10,403,362 of common stock for $200,000 dollars.

During the three month period ended March 31, 2012, the Company issued 500,000 of common stock for $37,500 dollars for services rendered.

On or about March 28, 2012, the Company issued 8,403,362 shares of its common stock pursuant to the cash exercise of 8,403,362 Series A Warrants, for which the Company received $100,000 of capital.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              Mine Safety Disclosures

Not Applicable.

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

IMAGING3, INC.

Dated: May 18, 2012	By:	/s/ Dean Janes
Dean Janes
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Dean Janes	Dated: May 18, 2012
Dean Janes, Chief Executive Officer
and Chairman (Principal Executive Officer)

By: /s/Xavier Aguilera	Dated: May 18, 2012
Xavier Aguilera, Chief Financial Officer,
Secretary, and Executive Vice President
(Principal Financial/Accounting Officer)