Form 10-K
period 2013-12-31
IMAGING3 INC
filed 2015-11-16
CIK 1205181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

Commission file number 000-50099

IMAGING3, INC.
(Exact name of registrant as specified in its charter)

California	95-4451059
(State of Incorporation)	(I.R.S. Employer Identification No.)

3022 North Hollywood Way, Burbank, California 91505
(Address of principal executive offices) (Zip Code)

(818) 260-0930
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

COMMON STOCK	OTC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $0 as of June 30, 2013 (computed by reference to the fact that no last sale price of a share of the registrant’s Common Stock on that date was reported by any securities exchange or public securities trading market.)

There were 214,492,393 shares outstanding of the registrant’s Common Stock as of October 30, 2015.

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

In mid-1995, Imaging3 purchased the assets of ProMedCo.  ProMedCo had an exclusive agreement with OEC to remanufacture OEC C-arms for OEC Medical Systems.  Though the purchase did not transfer the agreement, it eliminated one of our competitors and provided a substantial inventory of replacement parts.  Access to these replacement parts allowed us to increase immediately our production levels and created the opportunity to remanufacture OEC’s complete product line, thereby increasing the models we could offer our customers.  Also, this purchase allowed us to enter the lucrative parts sales business.

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

On February 19, 2002, a fire gutted our principal operating facility, causing an estimated $4.3 million in damage.  The 10,800-square-foot structure was subsequently rebuilt and we reoccupied it until 2015, when we moved to our new address.  In the interim, we leased temporary facilities.  The damage to the building and the loss of our equipment were partially covered by liability insurance.  Nevertheless, the fire disrupted our operations.

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

Vuksich Litigation

In May of 2012, John M. Vuksich (“Vuksich”), a shareholder who alleges to hold shares or proxies totaling more than 30,000,000 shares in the Company (approximately 5.95 % of the outstanding stock in the Company at the time of the filing prior to the Company’s bankruptcy filing), filed a shareholder derivative action in the Los Angeles County Superior Court against the Company (the “Vuksich Litigation”). In that litigation, Vuksich challenged certain corporate actions taken by the Company beginning in 2010, including the Company’s amendments to its articles of incorporation authorizing the Company to increase the authorized number of shares of common stock and to authorize the issuance of preferred stock. Among other things, Vuksich sought an order voiding certain other financing agreements and sought an order compelling the Company to fill vacancies on its Board of Directors. The Vuksich Litigation, which sought to alter the equity structure and management of the Company, required the Company to expend its already-limited resources both in terms of management time and attorney’s fees. Although the Company believed that the Vuksich Litigation could and would be defeated, it decided that the resources of the Company were better directed towards its business objectives in an effort to create value for the Company’s stakeholders.

There are currently four appeals pending in the “Vuksich Litigation.” If the Ninth Circuit Court of Appeals reverses the Bankruptcy Court and the District Court in any of these appeals, it could have a negative effect on the confirmed Plan:

•           Order Denying Motion to Dismiss Chapter 11 Case, Case No.: 13-56695 (9th Cir.), appeal filed September 30, 2013, appealing the District Court’s dismissal of the initial appeal of the order.

•           Order Disallowing Claims Nos. 23 and 24, Case No.: 14-55499 (9th Cir.), appeal filed March 31, 2014, appealing the District Court’s order affirming the order of the Bankruptcy Court.

•           Order Denying Motion for Abandonment of Potential Claims Against Officers and Directors, Case No.: 14-55521 (9th Cir.), appeal filed April 2, 2014, appealing the District Court’s order affirming the order of the Bankruptcy Court.

•           Order Confirming Debtor’s First Amended Plan, Case No.: 14-55466 (9th Cir.), appeal filed March 24, 2014, appealing the District Court’s order affirming in part and reversing in part the order of the Bankruptcy Court.

Bankruptcy Reorganization Plan

As a result in part of the Vuksich Litigation, on September 13, 2012, the Company filed a voluntary Chapter 11 petition with the federal bankruptcy court in Los Angeles, California.  On or about July 9, 2013, our Plan of Reorganization (“Plan” or “Chapter 11 Reorganization Plan”) was approved by the United States Bankruptcy Court.  On July 30, 2013, the order confirming the Company’s Plan became effective.  The Plan adopted by Imaging3, Inc. is a reorganizing plan.  Payments under the Plan were made by utilizing existing cash on hand, borrowings on a secured and unsecured basis, future cash flow, if any, capital raised through the sale of our common stock in private placements, and by conversion of debt to equity. For accounting purposes and convenience, the Effective Date was deemed to be July 1, 2013. There was very little activity between July 1, 2013 and July 30, 2013. The following is a brief summary of the Plan as adopted on the Effective Date:

Administrative expenses are claims for costs or expenses of administering the Company’s Chapter 11 case, and for other expenses incurred during the Chapter 11.  The Bankruptcy Code requires that all administrative claims be paid on the Effective Date of the Plan, unless a particular claimant agrees to a different treatment.  The Company paid approximately $463,146 on the Effective Date for administrative expenses.  Priority tax claims are certain unsecured income, employment and other taxes.  The Company is paying approximately $71,974 of priority tax claims to the IRS, Los Angeles County, California State Board of Equalization and City of Los Angeles in monthly installments, plus interest, through September 2017.  Secured claims are claims secured by liens on the Company’s property.  The Company has agreed to pay approximately $105,525 in cash installments, $60,247 of which are over 36 months and $45,278 of which is a one-time payment due in September 2015, for certain secured claims.  The Company issued approximately 38,290,480 shares of new common stock to pay approximately $1,073,033 of outstanding debt owed to the Class 3 Creditors (Gemini Master Fund, Ltd, Alpha Capital Anstalt, and Brio Capital, L.P.), whereupon their liens on Company assets were released.  In addition, the Company issued approximately 18,148,696 new warrants to purchase common stock to Gemini and Alpha, exercisable for a period of ten years from the Effective Date at $0.000001 per share.  The Company issued approximately 15,994,749 shares of new common stock to creditors represented by Jeffrey K. Lee as their collateral agent to pay approximately $298,142 of additional secured claims.  An additional 58,823,965 shares of new common stock are authorized to be issued by the Company to creditors represented by Dane Medley as their collateral agent to raise up to $1,000,000 of financing for the Company before and after the Effective Date, which may be in the form of collateralized debt. After the Effective Date, the Company issued 40,057,289 for $744,577 of notes and accrued interest, which represented a portion of the $1,000,000 it was authorized to raise.

General unsecured claims are unsecured claims not entitled to priority.  The Company paid approximately $1,936,402 of unsecured claims by issuing 21,513,051 shares of its new common stock pro rata among the holders of such debt.  An unsecured claim for $359,938 owed to Dean Janes, the former Chief Executive Officer of the Company, was paid in full by issuance of 3,986,949 shares of new common stock to him on the Effective Date. In addition, Dean Janes received 10,200,000 shares of new common stock, which was given to him by the Class 3 Creditors out of shares they would have received pursuant to the Chapter 11 Reorganization Plan. The Company’s common stockholders were issued 8,500,000 shares of new common stock in the Company, and all of their old common stock was cancelled.  All old outstanding preferred stock was also cancelled.  All options to acquire old common stock and warrants to purchase securities of the Company outstanding immediately prior to the Effective Date were cancelled and extinguished on the Effective Date.

On the Effective Date, the Plan provided for the Company to adopt a new equity incentive plan authorizing the award of up to 15% of the shares of new common stock outstanding from time to time, to the Company’s employees, officers, directors and consultants in the form of stock option grants, restricted stock grants or stock awards, as determined by the Company’s board of directors.  The Company has not yet adopted such an equity incentive plan, but intends to do so in the future.

As of October 30, 2015, the Company is in default on certain of its covenants under the Plan.  See “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Footnote 13, Commitments and Contingencies – Litigation” for a description of the status of the Company’s implementation of and compliance with the Chapter 11 Reorganization Plan, and its delinquencies under the Plan as of October 30, 2015.

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

·
Trauma Center.  Imaging3 technology would allow a surgeon to immediately view exactly where a bullet is lodged in a gunshot victim.  At any point during the procedure, the surgeon could continue to view 3D images in real-time.

·
Cardiology.  Imaging3 technology could provide a 3D view of a heart and allow a cardiologist to record the heartbeat in real-time.  The entire heart would be visible, including veins that are wrapped around the “back” side.

·
Pain Management.  Imaging3 technology could provide a 3D view of the spine, nerve endings, and injection points and help guide the needle for spinal procedures.  3D images in real-time could also be used to view disk compression.

·
Neuro-vascular.  Imaging3 technology could provide a 3D view of the skull and brain to diagnose neuro-vascular diseases.  3D images in real-time could be used to view the rupture of vessels or arterial blockages diminishing blood flow to the brain.

·
Orthopedic.  Imaging3 technology could provide a 3D view of bones and joints to help diagnose orthopedic conditions.  An orthopedic surgeon could view a 3D image in real-time to line up a screw with the hole in a hip pinning.

·
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

Multi-function Device

A diagnostic medical imaging device built with Imaging3 technology can perform several functions and can potentially replace or supplement a number of existing devices, resulting in considerable cost savings for hospitals and healthcare centers.  These functions include:

·	Perform real-time, 3D medical imaging;
·	Emulate a computerized tomography scanner (at a fraction of the capital cost); and
·	Perform standard fluoroscopy.

Our management believes that this multi-function capability will be especially attractive in foreign markets, where the cost of a computed tomography (“CT”) scanner is beyond the means of most hospitals and healthcare centers.

Existing Base of Business to Launch a Proprietary Product

Imaging3 is an established company with revenues and an industry reputation.  While we began as a service provider, we quickly expanded to include equipment and parts sales, both new and renewed.  Management believes that Imaging3 was one of the largest remanufacturer of C-arms in the world, prior to its bankruptcy in September 2012.  We offered new, demonstration, remanufactured, refurbished, and pre-owned systems in all price ranges from every major manufacturer including OEC, General Electric, Philips, Siemens, FluoroScan, XiScan and Ziehm.  We currently supply full-size, compact and mini C-arms.

Management believes that Imaging3 was also one of the largest distributor of C-arm tables in the United States.  We currently offer new, demonstration, remanufactured, refurbished, and pre-owned C-arm tables.  We also supply pain management tables, surgery tables, urology tables, and vascular tables, primarily on a fulfillment basis.  We generally do not stock inventory.  Imaging3’s management intends to use our base of operations and distribution channels to launch our new medical imaging devices business, based on our breakthrough Imaging3 technology.

Business and Revenue Models

Our business strategy is straight-forward: (1) maintain our base of C-arm remanufacturing and service business, and, assuming we achieve the FDA approval we are seeking: (2) develop medical diagnostic imaging devices based on our breakthrough Imaging3 technology for the $5 billion medical imaging market, (3) sell our new medical diagnostic imaging devices directly to healthcare providers, as well as through channel partners and distributors, and (4) license our breakthrough Imaging3 technology to other medical diagnostic imaging device manufacturers.

Our management believes that most of our future revenues will come from the sale of medical imaging devices, based on our Imaging3 technology.  Other revenues are expected to be derived from the licensing of our proprietary technology to other medical diagnostic imaging device manufacturers.  The smallest portion of our future revenue is projected to come from the sale and service of C-arms and tables.

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

The MRI industry has experienced growth as a result of:

·	Recognition of MRI as a cost-effective, noninvasive diagnostic tool.
·	Superior soft-tissue image quality of MRI versus that of other diagnostic imaging technologies.
·	Wider physician acceptance and availability of MRI technology.
·	Growth in the number of MRI applications.
·	MRI’s safety when compared to other diagnostic imaging technologies, because it does not use potentially harmful radiation.
·	Increased overall demand for healthcare services, including diagnostic services, for the aging population.

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

A study by Theta Reports, Diagnostic Imaging Equipment and Systems World Market, identifies the following 17 key players in the medical diagnostic imaging market:

·	ADAC Laboratories
·	Eastman Kodak Co.
·	Fonar Corp.
·	Fuji Medical Systems U.S.A., Inc.
·	General Electric Medical Systems
·	Hitachi Medical Systems America, Inc.
·	Hologic, Inc.
·	Imaging Diagnostic Systems, Inc.
·	Imatron, Inc.
·	Lumisys, Inc.
·	Marconi Medical Systems
·	Philips Medical Systems Nederland BV
·	PhorMax Corp.
·	Siemens Medical Engineering Group
·	Sterling Diagnostic Imaging, Inc.
·	Trex Medical Corp.
·	Varian Medical Systems, Inc.

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

Product and Service Differentiation

According to our management, the differentiating attributes of Imaging3 technology will include:

·	The only 3D, real-time medical diagnostic imaging device in the market that will produce high resolution images;
·	Reasonably priced;
·	Easy-to-install;
·	Vast array of features; and
·	Highly reliable.

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

Positioning

Management believes that Imaging3 can be positioned as offering the superior solution for producing medical diagnostic images.  Management believes that our unique advantage is that we can offer a diagnostic imaging solution that will allow healthcare providers to view real-time references for virtually any procedure.  We plan to reposition our competitors by demonstrating that their offerings are inadequate compared to our device because they:

·	Do not provide 3D images;
·	Do not provide images in real-time;
·	Do not provide comparable high resolution images; and
·	Are too costly.

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

·	Direct Sales - Full suggested list price;
·	Dealers - 30% off suggested list price; and
·	Manufacturer’s Representatives - 10% commission.

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

Employees

We currently employ 6 full-time individuals, all of whom are working at our leased offices at 3022 North Hollywood Way, Burbank, California 91505.  Two of those 6 full-time employees are executive officers and directors of the Company, and the rest are employed in administrative, marketing, and sales positions.

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

Government Regulatory Approval Process

All of our products are classified as Class II (Medium Risk) devices by the FDA and clinical studies with our products will be considered to be Non-Significant Risk Studies, except that our 510(k) application with the FDA for our proprietary medical imaging device has not yet been approved as a Class II device.  Imaging3’s business is governed by the FDA and all products typically require 510(k) market clearance before they can be put in commercial distribution.  We are also regulated by the FDA’s Quality Systems Regulation, which is similar to the ISO9000 and the European EN46000 quality control regulations. All of our products currently in production or manufactured by other vendors are approved for marketing in the United States under the FDA’s 510(k) regulations.

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

The statutory authority for the MDR regulation is Section 519(a) of the FFD&C Act as amended by the Safe Medical Devices Act of 1990.  The Safe Medical Devices Act of 1990 requires user facilities to report:

·	Device-related deaths to the FDA and the device manufacturer;

·	Device-related serious injuries to the manufacturer, or to the FDA if the manufacturer is not known; and

·	Submit to the FDA on an annual basis a summary of all reports submitted during that period.

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

We intend to seek to obtain FDA approval of our proprietary medical imaging device in 2016, although we cannot assure that this approval will be granted when expected.    All of our marketing efforts for the new device must start from the date the FDA approves the device to be marketed.  Since we are already registered with the FDA as a new device manufacturer and have been through an audit performed by the FDA, the FDA is already familiar with us and our processes. The FDA may wish to obtain updated information about us and may require more time to process our planned 510(k) resubmission than estimated.

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

Forward-Looking Statements

The discussions and information in our public reports with the Securities and Exchange Commission (collectively, the “Reports”), including the documents incorporated by reference may contain both historical and forward-looking statements.  To the extent that the Reports contain forward-looking statements regarding the financial condition, operating results, our business prospects or any other aspect of our business, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by management in forward-looking statements.  We have attempted to identify, in context, certain of the factors that management currently believes may cause actual future experience and results to differ from our current expectations.  The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, decrease in demand for medical imaging and other equipment, intense competition, including entry of new competitors, increased or adverse federal, state and local government regulation, failure by us to obtain the approval of the FDA for our proprietary 3D medical imaging device currently in the prototype phase,  inadequate capital, unexpected costs, lower revenues and net income than forecast, failure to comply with our Chapter 11 Reorganization Plan, potentially causing the Company to re-enter bankruptcy, terminate and liquidate, failure to complete the development of our proprietary products currently under development, technological obsolescence of our products, failure to commercialize or sell any new or existing products developed by us, price increases for supplies, inability to raise prices, failure to obtain customers, the risk of litigation and administrative proceedings involving us and our employees, higher than anticipated labor costs, the possible fluctuation and volatility of operating results and financial condition, failure to make planned business acquisitions, failure of new businesses, if acquired, to be economically successful, decline in our stock price, dilution of ownership in us due to the issuance of additional securities by us or the conversion or exercise of outstanding convertible and other securities, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in Reports filed by us.

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

If we are required by the Food and Drug Administration to conduct clinical trials for our 3D medical imaging technology and device, the additional cost and time incurred before we receive approval from the Food and Drug Administration for the commercial sale and use of our device could  be substantial and adversely affect our business, financial condition and operating results.  On October 28, 2010, we received a letter from the Food and Drug Administration responding to our 510(k) application for clearance of our 3D medical imaging technology and device.  In our application to the Food and Drug Administration we stated that our medical device is substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976 and therefore should be approved for commercial sale and use as a Class II device, without the necessity for clinical trials.  The Food and Drug Administration responded by rejecting our position that our medical device is substantially equivalent to such prior devices, citing several deficiencies in our submission.  We plan to re-file our application to the Food and Drug Administration in the near future to again seek Class II approval, in which we will endeavor to address the deficiencies.  We have engaged special outside professional counsel to assist us with the preparation and submission of our next filing with the Food and Drug Administration.  While we disagree with the Food and Drug Administration’s position and we plan to re-file our application with additional information supporting our application for clearance, we cannot assure that such approval will be obtained or that we may not ultimately be required to file our application under Class III where clinical trials would be required, significantly delaying or preventing our device from being approved for commercial sale and use.

We emerged from Chapter 11 bankruptcy proceedings in July 2013 subject to a reorganization bankruptcy plan containing numerous covenants with which we must comply.  Our Chapter 11 Reorganization Plan granted us some relief from creditor and related liabilities and responsibilities, but imposed certain payment obligations and milestone responsibilities on the Company that it must satisfy in order to retain its reorganization plan and avoid a Chapter 7 liquidation proceeding.  See a copy of the Company’s Reorganization Plan filed with the Company’s Report on Form 8-K, dated July 30, 2013. The Company is currently delinquent in the payment of certain of the obligations it must satisfy under the Chapter 11 Reorganization Plan. This gives those parties the right to request that the bankrtupcy case be converted to a Chapter 7. There is no assurance that the Company will have adequate funding to (a) satisfy the payment and other requirements of its Chapter 11 Reorganization Plan, (b) otherwise comply with the Chapter 11 Reorganization Plan, and (c) operate successfully and profitably outside of bankruptcy to avoid a forced Chapter 7 termination and liquidation.

We have a deferred prosecution agreement with the Securities and Exchange Commission (“SEC”) made in connection with a civil cease and desist order issued by the SEC against our former Chief Executive Officer.  Under the agreement, the SEC has agreed to refrain from imposing an enforcement order against the Company as a result of actions of our prior Chief Executive Officer in 2011 that were asserted by the SEC to violate Rule 10b(5) and Regulation FD of the Securities Exchange Act of 1934, as amended (as misleading statements and selective disclosure of material nonpublic information regarding the Company), provided the Company complies with the deferred prosecution agreement and applicable federal securities laws, rules and regulations through 2017.  There is no assurance that the Company may not inadvertently breach the deferred prosecution agreement and cause the SEC to file a civil action against us based on, among other things, the action filed against and settled with our prior Chief Executive Officer in 2013, addressing the events occurring in 2011.

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

Our failure to achieve brand recognition could have an adverse effect on our business.  We believe that establishing and maintaining brand recognition for our medical diagnostic imaging technology will be a critical aspect of our efforts to attract and expand our customer base.  Promotion and enhancement of the Imaging3 brand will depend largely on our success in providing high quality products and services.  In order to attract and retain customers and to promote the Imaging3 brand in response to competitive pressures, we may find it necessary to increase substantially our financial commitment to creating and maintaining the Imaging3 brand.  We cannot assure that we will obtain brand recognition for Imaging3.  Our failure to provide high quality products and services or to obtain and maintain brand recognition could have a material adverse effect on our business, results of operations, and financial condition.

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

Our inability to respond timely to technological advances could have an adverse effect on our business.  We must be able to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.  We can offer no assurance that we will be able to successfully use new technologies effectively or adapt our products in a timely manner to a competitive standard.  If we are unable to adapt in a timely manner to changing technology, market conditions or customer requirements, then we may not be able to successfully compete in our market.

We may not be able to repay our indebtedness.  We have substantial indebtedness to related parties and to unaffiliated third parties, as disclosed in more detail in our reports, financial statements and notes to financial statements filed with the Securities and Exchange Commission, and in our Chapter 11 Reorganization Plan, a copy of which is attached to our Report on Form 8-K, dated July 30, 2013.  We cannot assure that we will be able to repay all or any of our indebtedness, or that the indebtedness does not and will not continue to have a material adverse impact on our financial condition, operating results and business performance, including but not limited to our ability to continue as a going concern.

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

We may face additional litigation in the future.  We have had a substantial amount of litigation.  The adverse resolution of such litigation to us could impair our ability to continue in business if judgment holders were to seek to liquidate our business through levy and execution.  We have incurred and may continue to incur substantial legal fees and costs in connection with past and possibly future litigation.  If we fail in our payment schedule, or fail in our defense to future pending actions, or become subject to a levy and execution on our assets and business, we could be forced to liquidate or to file for another bankruptcy and be unable to continue in our business.  Investors who purchase shares of our common stock will be subject to the risk of total loss if the risks described herein are realized, because there may be insufficient assets with which to pay our debts, which would leave shareholders with no recovery.

Pending appeals of litigation rulings initially in the Company’s favor could have a material adverse effect on the Company.

There are currently four appeals pending in the “Vuksich Litigation.” If the Ninth Circuit Court of Appeals reverses the Bankruptcy Court and the District Court in any of these appeals, it could have a negative effect on the confirmed Plan:

•           Order Denying Motion to Dismiss Chapter 11 Case, Case No.: 13-56695 (9th Cir.), appeal filed September 30, 2013, appealing the District Court’s dismissal of the initial appeal of the order.

•           Order Disallowing Claims Nos. 23 and 24, Case No.: 14-55499 (9th Cir.), appeal filed March 31, 2014, appealing the District Court’s order affirming the order of the Bankruptcy Court.

•           Order Denying Motion for Abandonment of Potential Claims Against Officers and Directors, Case No.: 14-55521 (9th Cir.), appeal filed April 2, 2014, appealing the District Court’s order affirming the order of the Bankruptcy Court.

•           Order Confirming Debtor’s First Amended Plan, Case No.: 14-55466 (9th Cir.), appeal filed March 24, 2014, appealing the District Court’s order affirming in part and reversing in part the order of the Bankruptcy Court.

The above appeals are scheduled for hearing at the Ninth Circuit Court of Appeals on December 9, 2015.

We have no independent directors.  As of December 31, 2013, the only members of our board of directors are Dane Medley and Xavier Aguilera.  None of these directors is considered an “independent director,” as defined under the rules and regulations of the Securities and Exchange Commission.  Therefore, decisions of the board of directors are made by persons who are not considered independent directors, since all of our directors are not considered to be independent.

The loss of the services of any or our management or key executives could adversely affect our business.  Our success is substantially dependent on the performance of our executive officers and key employees.  The loss of an officer or director of Imaging3 could have a material adverse impact on us.  We are generally dependent upon our executive officers, Dane Medley and Xavier Aguilera, for the direction, management and daily supervision of our operations.

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

Our stock does not currently trade, but if trading resumes, our stock price could be volatile, as it was in the past, and could decline again.  Trading in our stock was suspended in 2012 after we filed for bankruptcy, and has not yet resumed.  We may still be delinquent in filing our reports currently with the Securities and Exchange Commission (“SEC”).  We have asked the Office of the Chief Accountant of the SEC for an accommodation and waiver to relieve us of having to file our Annual Report on Form 10-K for our fiscal year ending on December 31, 2012.  There is no assurance that our stock will resume trading on the OTC or any other public securities trading market, that the SEC will grant our waiver request, or that we will cure our reporting delinquencies.  Our stock price has been volatile.  The stock market in general has been extremely vulnerable and management cannot promise that the price of our common stock will not decline.  Shares issued under the Chapter 11 Reorganization Plan are free trading.  We may register more shares of our stock in the future, free trading shares of our common stock may be issued upon the conversion or exercise of outstanding securities or pursuant to court approved settlements, or restrictive transfer legends on outstanding securities may be removed pursuant to Rule 144 of the Securities Act of 1933, as amended, potentially increasing the supply of free trading shares and possibly exerting downward pressure on our stock price.

Shareholders will experience dilution in their ownership of us.  Our board of directors has the authority to cause the Company to issue additional securities and convertible securities at such prices and on such terms as it determines in its discretion without the consent of the stockholders, including without limitation common stock, preferred stock, warrants and convertible notes.  In the past, the Company issued securities to professional investment firms that have full ratchet anti-dilution provisions and other adjustments for certain potentially dilutive transactions.  These provisions may be included in future securities issued by us, and may be triggered, causing adjustments resulting in lower exercise prices and more securities outstanding, thereby causing existing shareholders to experience more dilution than originally anticipated when those securities were first issued by the Company.  Consequently, our shareholders are subject to the risk that their ownership in the Company will be substantially diluted in the future.

ITEM 2. PROPERTIES

We currently maintain and lease our administrative offices and production facility at 3022 North Hollywood Way, Burbank, California 91505.  This facility contains 1,800 square feet of space, and we currently pay rent at a rate of $1.15 per square foot gross.

ITEM 3. LEGAL PROCEEDINGS

Although it has emerged from bankruptcy proceedings with a reorganization plan enabling it to continue to operate, the Company is still subject to the jurisdiction of the United States Bankruptcy Court and the terms and conditions of its Chapter 11 Reorganization Plan approved by the Court.  There are four pending appeals with the Ninth Circuit Court of Appeals challenging various orders in the bankruptcy case. See “Item 1A – Risk Factors – Pending appeals of litigation rulings initially in the Company’s favor could have a material adverse effect on the Company.” There is no assurance that the Company will be successful in defending against these appeals.  If the appeals reverse the orders of the Bankruptcy Court and the District Court, it may result in a reversal of the Company’s Chapter 11 Reorganization Plan and force the Company to liquidate and dissolve, or impose detrimental judgments against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock traded on the OTC Bulletin Board Market under the symbol “IMGG,” until approximately December 15, 2012, when trading was suspended due to the Company’s bankruptcy and delinquency in filing its public reports with the Securities and Exchange Commission.  The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

Year Ended December 31, 2013	High	Low

First Quarter ended March 31, 2013	$0.00	$0.00
Second Quarter ended June 30, 2013	$0.00	$0.00
Third Quarter ended September 30, 2013	$0.00	$0.00
Fourth Quarter ended December 31, 2013	$0.00	$0.00

Year Ended December 31, 2012	High	Low

First Quarter ended March 31, 2012	$0.001	$0.001
Second Quarter ended June 30, 2012	$0.001	$0.001
Third Quarter ended September 30, 2012	$0.001	$0.001
Fourth Quarter ended December 31, 2012	$0.001	$0.001

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.  Imaging3, Inc. filed for voluntary bankruptcy in the third quarter of 2012 which adversely affected stock values.  The Company’s common stock has not traded on any exchange or public securities trading market since December 2012.

As of December 31, 2013, there were approximately 263 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown.  As of December 31, 2013, there were approximately 139,544,393 shares of our common stock outstanding on record.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate paying dividends for the foreseeable future.

Equity Compensation Plan Information

We have not established a management stock incentive plan pursuant to which stock options and other equity incentive securities may be authorized and granted to our executive officers, directors, employees and key consultants.  In the event we establish the stock incentive plan, we expect to authorize a number of shares to be determined for future issuance.  Our Chapter 11 Reorganization Plan authorizes us to adopt an equity incentive plan providing for the total issuance of up to 15% of our outstanding common stock on the date of adoption.

Warrants

As of December 31, 2013, we had a total of 18,148,696 warrants to purchase 18,148,696 shares of our common stock outstanding, issued on the Effective Date of the Company’s Chapter 11 Reorganization Plan, exercisable for a period of ten years at an exercise price of $0.000001 per share.

Preferred Stock

As of December 31, 2013, we had no Preferred Stock outstanding.

ITEM 6. SELECTED FINANCIAL DATA

 Not applicable because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL AND CONDITION RESULTS OF OPERATIONS

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about Imaging3, Inc.’s financial condition, results of operations and business.  These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts.  These statements may be made expressly in this Form 10-K.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;

(b)	potential fluctuation in quarterly results;

(c)	our failure to earn revenues or profits;

(d)	inadequate capital to continue the business and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

(e)	failure to commercialize our technology or to make sales;

(f)	changes in demand for our products and services;

(g)	rapid and significant changes in markets;

(h)	litigation with or legal claims and allegations by outside parties, causing us to incur substantial losses and expenses;

(i)	insufficient revenues to cover operating costs;

(j)	dilution in the ownership of the Company through the issuance by us of additional securities and the conversion of outstanding warrants, notes and other securities;

(k)	failure to obtain FDA approval for our new medical imaging device, which is still in its prototype stage; and

(l)	failure to comply with our Chapter 11 Reorganization Plan, causing us to re-enter bankruptcy and possibly terminate and liquidate.

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

Current Overview

Our current focus is (a) on complying with our Chapter 11 Reorganization Plan by becoming current in our public report with the Securities and Exchange Commission and reactivating our trading symbol with FINRA to enable our common stock to trade on the OTC market or other public securities trading market, (b) to maintain our C-arm distribution business, (c) to continue to improve our 3D medical imaging technology, and (d) to prepare to re-file our application with the FDA for approval of our 3D medical imaging device.

Our efforts include marketing our refurbished equipment.  The sales and revenues from service and parts are either from extended warranty purchases at the time of purchase of the refurbished equipment, or service contracts and time and material revenue realized upon warranty expiration, the majority of which is realized one year from equipment purchase as warranties expire.  Equipment sales usually have a one year warranty of parts and service.  After a one year period, we contact the buyer to initiate the sale of a new warranty contract for one year.  These funds are accrued over a one year period and revenue is recognized quarterly.

Our sales effort through direct mail, broadcast facsimile and broadcast email to thousands of potential customers throughout the United States generates leads of potential customers desiring to purchase equipment either immediately or in the course of one year.  This lead generation through direct mail and broadcast facsimile and email will continue on a quarterly basis with the goal of increasing the total number of our leads for our sales staff.  Management expects that the marketing program will also eventually help stabilize the amount of refurbished equipment sold on a monthly basis, since the carry-over of leads not looking for immediate purchase will overlap with the immediate sales leads. The greater the number of leads generated, whether immediate or long term, the greater the opportunity to eventually create a consistent number of sales.

On October 28, 2010, we received a letter from the United States Food and Drug Administration (“FDA”) responding to our application for clearance by the FDA of our 3D medical imaging technology and device.  In our application to the FDA under Section 510(k) of the applicable federal legislation, we stated that our medical device is substantially equivalent to devices marketed in interstate commerce prior to May 28, 1976 and therefore should be approved for commercial sale and use as a Class II device, without the necessity for clinical trials.  The FDA responded by rejecting our position that our medical device is substantially equivalent to such prior devices.  We disagree with the FDA’s position and plan to re-file our application with additional information supporting our application for clearance.

Upon receipt of the deficiency letter from the FDA denying our application to market our Dominion DViS product in the United States, we decided to hire a professional independent consulting firm with expertise in FDA filings and their successful resolution.  Since the process has taken longer than management anticipated, management felt it prudent to engage outside consultants with sufficient experience to assist us in the process.  The work on the application to the FDA was interrupted in September 2012 when we filed for Chapter 11 bankruptcy reorganization.  We have not yet re-engaged consultants to prepare the next application to the FDA.  We plan to re-engage them in early 2016 and to file with the FDA in 2016.  While we remain confident of eventually achieving FDA approval of our medical device as a Class II device, we cannot assure that such approval will be obtained or that we may not ultimately be required to file it under Class III where clinical trials would be required.

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

Revenue Recognition

Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured.  Revenue is recorded net of estimated product returns, which is based upon the Company’s return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. The Company accrues for warranty costs, sales returns, and other allowances based on its experience. Generally, the Company extends credit to its customers and does not require collateral.  The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management’s expectations and has a revenue receivables policy for service and warranty contracts.  Equipment sales usually have a one year warranty of parts and service.  After a one year period, the Company contacts the buyer to initiate the sale of a new warranty contract for one year.  Warranty revenues are deferred and recognized on a straight-line basis over the term of the contract or as services are performed.

Deferred Revenue

Deferred revenue consists substantially of amounts received from customers in advance of the Company's performance service period. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the period that the underlying services are rendered, which in certain arrangements is straight-line over the remaining contractual term or estimated customer life of an agreement.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB ASC 730-10. Included in research and development costs are operating costs, facilities, supplies, external services, clinical trial and manufacturing costs, and overhead directly related to the Company’s research and development operations, as well as costs to acquire technology licenses.

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

The following sets forth selected items from our statements of operations for the six months ended December 31, 2013, the six months ended June 30, 2013 and the year ended December 31, 2012.

	Successor Six Months Ended December 31, 2013	Predecessor Six Months Ended June 30, 2013	Predecessor Year Ended December 31, 2012
Net revenues	$485,090	$255,079	$1,052,541
Cost of goods sold	250,858	111,508	585,794
Gross Profit	234,232	143,571	466,747
General and administrative expenses	668,762	755,779	1,862,073
Income (loss) from operations	(434,530)	(612,208)	(1,395,326)
Total other income (expenses)	(5,028,052)	(449,548)	4,032,610
Provision for income taxes	(800)	-	(800)
Net income (loss)	$(5,463,382)	$(1,061,756)	$2,636,484

Results of Operations for the Year Ended December 31, 2012 as Compared to the Year Ended December 31, 2013.

We had revenues for the year ended December 31, 2012 of $1,052,541 as compared to $740,169 for the year ended December 31, 2013, which represented a 30% decrease. The decrease in sales was primarily attributed directly to a decrease in equipment and C-Arm sales for this period as a result of the Company’s bankruptcy reorganization and fresh start accounting.

Our cost of revenue was $585,794 for the year ended December 31, 2012 as compared to $362,366 for the year ended December 31, 2013, which represents a decrease of $223,428 or 38%.  This decrease resulted directly from decreased sales and decreased costs for equipment, parts, sales and services again resulting from the Company’s reorganization.  Our gross profit margin for the year ended December 31, 2012 was $466,747 as compared to $377,803 for the year ended December 31, 2013, an 19% decrease, which is due to the aforementioned factors regarding the decrease in revenue and cost of goods sold.  General and administrative expenses decreased in 2013 from $1,862,073 in 2012 to $1,424,541 for the year ended December 31, 2013, a decrease of 23% due to cost-cutting efforts by management, reduction of personnel, and a slowing down of operations. Among some of the decreased expenses were compensation expense as well as debt discount and financing cost expense. Total other income (expenses) was income of $4,032,610 during 2012 as compared to expense of $5,477,600 during 2013. During 2012, the largest component of other income was $5.1 M of income associated with the change in value of derivative liability, offset by $976K of interest expense. During 2013, the reported amounts for interest and change in derivative value were insignificant. During 2013, the Company recognized an expense associated with the impairment of goodwill amounting to $4.8 M while no such charge was recognized during 2012. Our net earnings for the fiscal year ending December 31, 2012 was $2,636,484 as compared to a net loss of $6,525,138 for the fiscal year ended December 31, 2013.  This increase in loss is attributed directly to the impairment charges associated with the Company’s impairment of goodwill, a reduction of sales volume, and the other factors mentioned above.

In 2012, we spent and recorded $126,174 for research and development of our technology, which includes software design, mechanical design and the manufacturing of the prototype.  Costs for individuals employed by Imaging3 are absorbed in normal operating expenses and are not separated into different categories at this time for simplicity. In 2013, $3,346 was spent and recorded for research and development. Research and development expenses are recorded in general and administrative expenses on the statement of operations.

At December 31, 2012, we had a balance due to our chief executive officer amounting to $350,000 for the amount borrowed by us.  This amount was due on demand, secured and interest free.  During the reorganization, this amount was eliminated and settled within the parameters of the Chapter 11 Reorganization Plan.

We expect the trend of operating losses by us to continue into the future at the current or greater rate as we spend money on product development and marketing.  We cannot assure that we can achieve profitability.  We do not expect litigation against us to expand and believe litigation is on a decreasing trend, although we can give no assurances in relation to future litigation.

Liquidity and Capital Resources

Our total assets decreased from $33,548 as of December 31, 2012, to $31,076 as of December 31, 2013, a difference of $2,472 or 8%.  The cash account as of December 31, 2012 was $6,869, compared to $8,014 as of December 31, 2013.

Our total current liabilities decreased to $1,374,458 as of December 31, 2013 from $3,767,021 as of December 31, 2012.  This decrease is due in large part to the Company’s bankruptcy reorganization during 2013.

During the year ended December 31, 2012, we used $845,696 of net cash for operating activities, as compared to $671,070 used during the year ended December 31, 2013.  Net cash provided by financing activities during the year ended December 31, 2012 was $402,832, as compared to $672,215 during the year ended December 31, 2013.

We expect our working capital requirements in the next twelve months to be met primarily by the proceeds of private placements of common stock, convertible instruments and other securities to our existing shareholders and other investors.  We expect to need additional working capital from outside sources to cover our anticipated operating deficits and to finance the re-filing of our application to the FDA for our proprietary 3D medical imaging device.  There is no assurance that the Company will be able to raise sufficient additional capital or financing to continue in business or to effectively execute its business plan.

Going Concern Qualification

We have incurred significant losses from operations, and such losses are expected to continue. In their report on our financial statements as of and for the period ended December 31, 2013, our auditors have expressed substantial doubt about our ability to continue as a going concern. In addition, we have limited working capital.  The foregoing raises substantial doubt about our ability to continue as a going concern.  Management’s plans include seeking additional capital and/or debt financing.  We cannot guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The “Going Concern Qualification” may make it substantially more difficult for us to raise capital.

Off-Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IMAGING3, INC.

 FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Imaging3, Inc.
Burbank, California

We have audited the accompanying balance sheet of Imaging3, Inc. (Successor Company) as of December 31, 2013 and the related statements of operations, stockholders’ deficit, and cash flows for the six months ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging3, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the six months then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 4 to the financial statements, the Company filed a petition on September 13, 2012 with the United States Bankruptcy Court for the Central District of California for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s First Amended Chapter 11 Plan of Reorganization of Imaging3, Inc. (as revised, the “Plan”) was confirmed by the Court on July 9, 2013 and the Company emerged from bankruptcy on July 30, 2013. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has incurred recurring net losses, used cash in operations and recently declared bankruptcy. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 12. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP
Encino, California

November 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Imaging3, Inc.
Burbank, California

We have audited the accompanying balance sheet of Imaging3, Inc. (Predecessor Company) as of December 31, 2012 and the statements of operations, stockholders deficit, and cash flows for the six months ended June 30, 2013 and the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging3, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the six months ended June 30, 2013 and the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 4 to the financial statements, the Company filed a petition on September 13, 2012 with the United States Bankruptcy Court for the Central District of California for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s First Amended Chapter 11 Plan of Reorganization of Imaging3, Inc. (as revised, the “Plan”) was confirmed by the Court on July 9, 2013 and the Company emerged from bankruptcy on July 30, 2013. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has incurred recurring net losses, used cash in operations and recently declared bankruptcy. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 12. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP
Encino, California

November 11, 2015

IMAGING3, INC.
BALANCE SHEETS

	Successor	Predecessor
	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,014	$6,869
Accounts receivable, net	21,211	19,518
Prepaid expenses	1,851	2,719
Total current assets	31,076	29,106

PROPERTY AND EQUIPMENT, net	-	4,442
Total assets	$31,076	$33,548

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:
Accounts payable	$1,180,728	$158,853
Deferred revenue	151,230	114,096
Convertible notes payable, net of discount	42,500	-
Total current liabilities not subject to compromise	1,374,458	272,949

CURRENT LIABILITIES SUBJECT TO COMPROMISE:
Accounts payable and accrued expenses	-	2,078,182
Due to an officer	-	350,000
Convertible notes payable, net of discount	-	1,065,890
Total current liabilities subject to compromise	-	3,494,072

Total Current Liabilities	1,374,458	3,767,021

Total Liabilities	1,374,458	3,767,021

STOCKHOLDERS' DEFICIT:
Predecessor preferred stock, $0.001 par value	-	532,391
Predecessor common stock, no par value	-	27,824,156
Successor preferred stock, authorized 1,000,000, no par value	-	-
Successor common stock, authorized 1,000,000,000, no par value	4,120,000	-
Accumulated deficit	(5,463,382)	(32,090,020)
Total stockholders' deficit	(1,343,382)	(3,733,473)
Total liabilities and stockholders' deficit	$31,076	$33,548

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.
STATEMENTS OF OPERATIONS

	Successor	Predecessor	Predecessor
	Six Months Ended December 31, 2013	Six Months Ended June 30, 2013	Year Ended December 31, 2012

Net revenues	$485,090	$255,079	$1,052,541

Cost of goods sold	250,858	111,508	585,794
Gross profit	234,232	143,571	466,747
Operating expenses
General and administrative expenses	668,762	755,779	1,862,073
Total operating expenses	668,762	755,779	1,862,073

Loss from operations	(434,530)	(612,208)	(1,395,326)

Other income (expense):
Reorganization items, net	(189,817)	(350,018)	(135,453)
Interest expense	(1,291)	(8,854)	(975,988)
Other income (expense), net	2,195	(90,676)	1,288
Impairment of goodwill	(4,839,139)	-	-
Change in value of derivative liabilities	-	-	5,142,763
Total other income (expense)	(5,028,052)	(449,548)	4,032,610

Income (Loss) before income tax	(5,462,582)	(1,061,756)	2,637,284
Provision for income taxes	800	-	800

Net income (loss)	$(5,463,382)	$(1,061,756)	$2,636,484

Net income (loss) per share
Basic	$(0.04)	$(0.00)	$0.01
Diluted	$(0.04)	$(0.00)	$0.00

Weighted average shares outstanding
Basic	138,620,896	565,291,689	499,946,416
Diluted	138,620,896	565,291,689	750,000,000

 The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.
STATEMENTS OF CASH FLOWS

	Successor	Predecessor	Predecessor
	Six Months Ended December 31, 2013	Six Months Ended June 30, 2013	Year Ended December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,463,382)	$(1,061,756)	$2,636,484
Adjustments to reconcile net income (loss) to net cash used in operating activities
Impairment of Goodwill	4,839,139	-	-
Bad debts	-	-	10,142
Depreciation and amortization	-	4,442	7,571
Preferred stock issued to officer	-	-	244,377
Inventory write off	-	-	149,628
Amortization of note discount	-	69,927	920,547
Shares issued for services	-	-	123,401
Change in value of derivative liability	-	-	(5,142,763)
(Increase) / decrease in current assets:
Accounts receivable	(8,092)	6,399	20,112
Prepaid expenses and other assets	1,019	(151)	38,388
Increase / (decrease) in current liabilities:
Accounts payable	281,421	109,976	576,565
Accrued expenses	90,131	422,723	(286,020)
Deferred revenue	96,449	(59,315)	(54,878)
Equipment deposits	-	-	(89,250)
Net cash used in operating activities	(163,315)	(507,755)	(845,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer advance	-	-	244,650
Repayments of officer advance	-	-	(373,918)
Proceeds from notes payable	42,500	609,715	-
Proceeds from sale of common stock, net of offering costs	20,000	-	89,150
Proceeds from exercise of warrants	-	-	100,000
Proceeds from convertible notes	-	-	342,950
Net cash provided by financing activities	62,500	609,715	402,832

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(100,815)	101,960	(442,864)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	108,829	6,869	449,733

CASH & CASH EQUIVALENTS, ENDING BALANCE	$8,014	$108,829	$6,869

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable to common stock	$-	$-	$407,133
Disposal of fully depreciated property and equipment	$-	$-	$237,807
Issuance of common and preferred shares to settle payables	$-	$-	$563,014

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

						Total
	Common Stock		Preferred Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit

Balance on December 31, 2011 (Predecessor)	414,388,151	$14,344,878	-	-	$(34,726,504)	$(20,381,626)

Common stock issued for cash	2,000,000	89,150	-	-	-	89,150

Exercise of warrants for cash	8,403,362	100,000	-	-	-	100,000

Common stock issued for cashless exercise of Warrants	50,668,466	-	-	-	-	-

Preferred stock grant to officer	-	-	3,000	532,391	-	532,391

Net settlement of derivative liability	-	12,484,594	-	-	-	12,484,594

Common stock issued for services	9,810,839	123,401	-	-	-	123,401

Shares issued for conversion of notes	73,655,130	407,133	-	-	-	407,133

Shares issued for settlement	6,365,741	275,000	-	-	-	275,000

Net income	-	-	-	-	2,636,484	2,636,484

Balance as of December 31, 2012	565,291,689	27,824,156	3,000	532,391	(32,090,020)	(3,733,473)

Net loss	-	-	-	-	(1,061,756)	(1,061,756)

Balance as of June 30, 2013 (Predecessor)	565,291,689	27,824,156	3,000	532,391	(33,151,776)	(4,795,229)

Cancellation of Predecessor Company Equity	(565,291,689)	(27,824,156)	(3,000)	(532,391)	33,151,776	4,795,229

Balance as of July 1, 2013 (Successor)	-	-	-	-	-	-

Issuance of Successor Company Common Stock	138,544,393	4,100,000	-	-	-	4,100,000

Shares issued for cash	1,000,000	20,000	-	-	-	20,000

Net loss	-	-	-	-	(5,463,382)	(5,463,382)

Balance as of December 31, 2013 (Successor)	139,544,393	$4,120,000	-	-	$(5,463,382)	$(1,343,382)

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.
Notes to Financial Statements

1.           ORGANIZATION AND DESCRIPTION OF BUSINESS

Imaging3, Inc. (the “Company”, “us”, “we”, “Imaging3”) is a California corporation incorporated on October 29, 1993 as Imaging Services, Inc.  The Company filed a certificate of amendment of articles of incorporation to change its name to Imaging3, Inc. on August 20, 2002.

The Company’s primary business is refurbishment and sale of medical equipment, parts and services to hospitals, surgery centers, research labs, physician offices and veterinarians.  Equipment sales include new c-arms, c-arms tables, remanufactured c-arms, used c-arm and surgical tables.  Part sales comprise new or renewed replacement parts for c-arms.

The Company has developed a proprietary medical technology designed to produce 3d medical diagnostic images in real time. We believe Imaging3 technology has the potential to contribute to the improvement of healthcare.  Our technology is designed to cause 3D images to be instantly constructed using high-resolution fluoroscopy.  These images can be used as real time references for any current or new medical procedures in which multiple frames of reference are required to perform medical procedures on or in the human body. Management believes that Imaging3 technology has extraordinary market potential in an almost unlimited number of medical applications. This technology is still in development and the Company intends to seek approval from the Food and Drug Administration (“FDA”), which will allow us to offer our product to healthcare providers.

2.                 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On September 13, 2012 (the “Petition Date”), the Company filed a voluntary petition with the federal bankruptcy court in Los Angeles, California, to enter bankruptcy under Chapter 11 of the United States Bankruptcy Code.  On or about July 15, 2013, our Plan of Reorganization was approved by the United States Bankruptcy Court.  On July 30, 2013, we emerged from bankruptcy and continued operations under the terms and conditions of our Bankruptcy Reorganization Plan as it applies to post bankruptcy operations. For accounting purposes, management deemed the effective date of the Chapter 11 Plan (the “Plan”) to be June 30, 2013. The Company’s operations between July 1, 2013 and July 30, 2013 were not significant. The Plan adopted by Imaging3, Inc. is a reorganizing plan.  Payments under the Plan were made by utilizing existing cash on hand, borrowings on a secured and unsecured basis, future cash flow, if any, capital raised through the sale of our common stock in private placements, and by conversion of debt to equity.

Upon emergence from bankruptcy, Imaging3 adopted fresh-start accounting which resulted in Imaging3 becoming a new entity for financial reporting purposes. Imaging3 applied fresh start accounting as of July 1, 2013. As a result of the application of fresh start accounting and the effects of the implementation of the plan of reorganization, the financial statements on or after July 1, 2013 are not comparable with the financial statements prior to that date. Refer to Note 4, “Petition for relief under Chapter 11 of the Bankruptcy Code”, for additional information.

Subsequent to the Petition Date, all expenses, gains and losses directly associated with the reorganization proceedings are reported as Reorganization items, net in the accompanying Consolidated Statement of Operations. In addition, Liabilities subject to compromise during the chapter 11 proceedings were distinguished from liabilities that were not expected to be compromised and from post-petition liabilities in the accompanying Balance Sheets.

References to “Successor” or “Successor Company” relate to Imaging3 on and subsequent to July 1, 2013. References to “Predecessor” or “Predecessor Company” refer to Imaging3 prior to July 1, 2013.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.  The Company maintains its cash in bank deposit accounts that may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had no cash equivalents at December 31, 2013 or 2012.

Revenue Recognition

Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured.  Revenue is recorded net of estimated product returns, which is based upon the Company’s return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. The Company accrues for warranty costs, sales returns, and other allowances based on its experience. Generally, the Company extends credit to its customers and does not require collateral.  The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management’s expectations and has a revenue receivables policy for service and warranty contracts.  Equipment sales usually have a one year warranty of parts and service.  After a one year period, the Company contacts the buyer to initiate the sale of a new warranty contract for one year.  Warranty revenues are deferred and recognized on a straight-line basis over the term of the contract or as services are performed.

Deferred Revenue

Deferred revenue consists substantially of amounts received from customers in advance of the Company's performance service period. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the period that the underlying services are rendered, which in certain arrangements is straight-line over the remaining contractual term or estimated customer life of an agreement.

Goodwill

Goodwill reported in the Successor period represents the reorganizational value of assets in excess of amounts allocated to identified tangible and intangible assets. Goodwill is not amortized, but is required to be assessed for impairment at least annually or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends or significant under-performance relative to expected historical or projected future results of operations. The Company tests goodwill for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of December 31, 2013 and 2012, the Company has one operating segment.

When testing goodwill for impairment, the Company first performs a qualitative assessment to determine whether it is necessary to perform step one of a two-step annual goodwill impairment test for each reporting unit. The Company is required to perform step one only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying value. Should this be the case, the first step of the two-step process is to identify whether a potential impairment exists by comparing the estimated fair values of the Company's reporting units with their respective book values, including goodwill. If the estimated fair value of the reporting unit exceeds book value, goodwill is considered not to be impaired, and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss, if any. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The estimate of implied fair value of goodwill is primarily based on an estimate of the discounted cash flows expected to result from that reporting unit, but may require valuations of certain internally generated and unrecognized intangible assets such as the Company's software, technology, patents and trademarks. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

During the six months ended December 31, 2013 the Successor Company determined that the entire balance of the Goodwill recognized during the application of fresh-start reporting, which amounted to $4,839,139, was impaired. As such, the Successor Company recognized an impairment charge of $4,839,139 in its statement of operations during the six months ended December 31, 2013.

Following is a summary of goodwill activity during the periods ended December 31, 2013, June 30, 2013 and December 31, 2012:

January 1, 2012	$-
Recognition of goodwill	-
December 31, 2012	-
Recognition of goodwill in fresh-start	4,839,139
July 1, 2013 (Successor Company)	4,839,139
Impairment of goodwill	(4,839,139)
December 31, 2013 (Successor Company)	$-

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

Property & Equipment

Property and equipment are stated at cost.  Expenditures for maintenance and repairs are charged to expenses as incurred and additions, renewals and betterments are capitalized.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of property and equipment is provided using the straight-line method for all assets with estimated lives of three to eight years.

Due to Officer

At December 31, 2012, the Company had balances due to the Chief Executive Officer of the Company of $350,000. The amount was due on demand, interest free and was secured by the assets of the Company.  Interest was not imputed since a portion of this amount represented unpaid salaries. This debt was converted to shares of common stock effective June 30, 2013 in accordance with the Company’s Chapter 11 Reorganization Plan.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant, equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The Company considers historical performance and future estimated results in its evaluation of potential impairment, and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments.  The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. Due to the Company’s 2013 bankruptcy reorganization, there was an impairment of long-lived assets in the year ended December 31, 2013 of $4,839,138.

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  During the six months ended December 31, 2013 and June 30, 2013, potentially dilutive securities were excluded from the computation of weighted average shares outstanding-diluted because their effect was anti-dilutive.

The components of basic and diluted earnings per share for the year ended December 31, 2012 is as follows:

(Predecessor) 2012
Numerator
Net income attributable to common shareholders	$2,636,484

Denominator
Weighted-average shares outstanding - basic	499,946,416
Dilutive effect of warrants and convertible notes	250,053,584
Weighted average shares outstanding – diluted	750,000,000

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments.  The Company utilizes various types of financing to fund its business needs, including convertible notes and warrants and other instruments not indexed to our stock.  The Company is required to record its derivative instruments at their fair value.  Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants to purchase common stock and convertible notes.

Fair Value of Financial Instruments

The fair value accounting standard creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values.  The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

Level 1: Observable prices in active markets for identical assets or liabilities.

Level 2: Observable prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in the market.

Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Derivative Liabilities (Predecessor)	$-	$-	$-	$-

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Inventory

Inventory is stated at the lower of cost or market with cost determined using the first-in, first-out method. After filing the petition for Chapter 11 Bankruptcy, the Company maintained little or, at times, no inventory.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB ASC 730-10. Included in research and development costs are operating costs, facilities, supplies, external services, clinical trial and manufacturing costs, and overhead directly related to the Company’s research and development operations, as well as costs to acquire technology licenses.

Recent Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company adopted this standard on January 1, 2012 and it did not have a material impact on the Company’s financial position or results of operations.

During July 2012, FASB issued ASU No. 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment". Under the amendments in Update 2012-02, entities have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard did not have a material impact on our financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-02”), which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. The adoption of ASU 2013-11 is not expected to have a material effect on our consolidated financial position or results of operations.

3.           ACCOUNTS RECEIVABLE

All accounts receivable are trade related.  These receivables are current and management believes are collectible except for which a reserve has been provided.  The balance of accounts receivable as of December 31, 2012 and 2013 were $36,761 and $25,713, respectively.  The reserve amount for uncollectible accounts was $17,243 and $4,502 as of December 31, 2012 and 2013, respectively.

4.           PETITION FOR RELIEF UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On September 13, 2012, the Company filed a voluntary petition with the federal bankruptcy court in Los Angeles, California, to enter bankruptcy under Chapter 11 of the United States Bankruptcy Code.  On or about July 15, 2013, our Plan of Reorganization was approved by the United States Bankruptcy Court.  On July 30, 2013, we emerged from bankruptcy and continued operations under the terms and conditions of our Bankruptcy Reorganization Plan as it applies to post bankruptcy operations.  The Chapter 11 Plan (the “Plan”) adopted by Imaging3, Inc. is a reorganizing plan.  Payments under the Plan were made by utilizing existing cash on hand, borrowings on a secured and unsecured basis, future cash flow, if any, capital raised through the sale of our common stock in private placements, and by conversion of debt to equity.  The effective date of the Plan was July 30, 2013 (the “Effective Date”). For accounting purposes and convenience, the Effective Date was deemed to be July 1, 2013. There was very little activity between July 1, 2013 and July 30, 2013. The following is a brief summary of the Plan as adopted on the Effective Date:

Administrative expenses are claims for costs or expenses of administering the Company’s Chapter 11 case.  The Bankruptcy Code requires that all administrative claims be paid on the Effective Date of the Plan, unless a particular claimant agrees to a different treatment.

The Company paid approximately $463,146 on the Effective Date for administrative expenses.  Priority tax claims are certain unsecured income, employment and other taxes.

The Company is paying approximately $71,974 of priority tax claims to the IRS, Los Angeles County, California State Board of Equalization and City of Los Angeles in monthly installments, plus interest, through September 2017.  Secured claims are claims secured by liens on the Company’s property.  The Company has agreed to pay approximately $105,525 in cash installments, $60,247 of which are over 36 months and $45,278 of which is a one-time payment due in September 2015, for certain secured claims.

The Company issued approximately 38,290,480 shares of new common stock to pay approximately $1,073,033 of outstanding debt owed to the Class 3 Creditors (Gemini Master Fund, Ltd, Alpha Capital Anstalt, and Brio Capital, L.P.), whereupon their liens on Company assets were released.  In addition, the Company issued approximately 18,148,696 new warrants to purchase common stock to Gemini and Alpha, exercisable for a period of ten years from the Effective Date at $0.00001 per share.

The Company issued approximately 15,994,749 additional shares of new common stock to pay approximately $298,142 of additional secured claims.

An additional 58,823,965 shares of new common stock are authorized to be issued by the Company to raise up to $1,000,000 of financing for the Company before and after the Effective Date, which may be in the form of collateralized debt. The Company issued 40,057,289 for $744,577 of notes and accrued interest, which represented a portion of the $1,000,000 it was authorized to raise.

General unsecured claims are unsecured claims not entitled to priority.  The Company paid approximately $1,936,402 of unsecured claims by issuing 21,513,051 shares of its new common stock pro rata among the holders of such debt.

An unsecured claim for $359,938 owed to Dean Janes, the former Chief Executive Officer of the Company, was paid in full by issuance of 3,986,949 shares of new common stock to him on the Effective Date. In addition, Dean Janes received 10,200,000 shares of new common stock, which was given to him by the Class 3 Creditors out of shares they would have received pursuant to the Chapter 11 Reorganization Plan.

The Company’s common stockholders were issued 8,500,000 shares of new common stock in the Company, and all of their old common stock was cancelled.  All old outstanding preferred stock was also cancelled.  All options to acquire old common stock and warrants to purchase securities of the Company outstanding immediately prior to the Effective Date were cancelled and extinguished on the Effective Date.

On the Effective Date, the Plan provided for the Company to adopt a new equity incentive plan authorizing the award of up to 15% of the shares of new common stock outstanding from time to time, to the Company’s employees, officers, directors and consultants in the form of stock option grants, restricted stock grants or stock awards, as determined by the Company’s board of directors.  The Company has not yet adopted such an equity incentive plan, but intends to do so in the future.

Under Chapter 11, certain claims against the Company (“Debtor”) in existence before the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession.  These claims are reflected in the December 31, 2012 balance sheet as liabilities subject to compromise.  Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.  Claims secured against the Debtor’s assets (secured claims) also are stayed, although the holders of such claims have the right to move the court for relief from the stay.  Secured claims are secured primarily by liens on the Debtor’s property, plant, and equipment.

The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and product warranties.

The Company’s reorganization value computed immediately before the Effective Date was estimated to be $4,100,000, which consisted of the following:

Cash in excess of normal operating requirements generated by operations	$-
Net realizable value of asset dispositions	-
Present value of discounted cash flows of the emerging entity	4,100,000
Reorganization value over liabilities	$4,100,000

The Company adopted fresh-start reporting because holders of existing voting shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity, and its reorganization value is less than the aggregate of all post-petition liabilities and allowed claims, as shown in the following table:

Post-petition current liabilities	$919,397
Liabilities deferred pursuant to Chapter 11 proceeding	4,629,370
Total post-petition liabilities and allowed claims	5,548,767
Reorganization value	4,963,957
Excess of liabilities over reorganization value	$584,810

The reorganization value of the Company was determined in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable ratios.  The factors considered by the Company included all of the following:

a.	Forecasted operating and cash flow results that gave effect to the estimated impact of both of the following:
1.	Corporate restructuring and other operating program changes
2.	Limitations on the use of available net operating loss carryovers and other tax attributes resulting from the plan of reorganization and other events.
b.	The probability of the Company obtaining FDA approval for its imaging platform
c.	Market share and position
d.	Competition and general economic considerations
e.	Projected sales growth and potential profitability
f.	Changes in technology

After consideration of the Company’s debt capacity and other capital structure considerations, such as industry norms, projected earnings to fixed charges, earnings before interest and taxes to interest, free cash flow to interest, and free cash flow to debt service and other applicable ratios, and after extensive negotiations among parties in interest, it was agreed that the Company’s reorganization capital structure should be as follows:

Postpetition current liabilities	$863,957
Common stock	4,100,000
Reorganization capital structure	$4,963,957

The following table summarizes the adjustments required to record the reorganization and the issuance of the various securities in connection with the implementation of the plan (Plan of Reorganization Recovery Analysis):

		Recovery			Common Stock		Total Recovery
		Elimination of Debt and Equity	Surviving Debt	Payables	%	Value	$	%
Postpetition liabilities	$619,592	$(55,440)	$564,152	$-	-	$-	$564,152	91%

Claims or Interest
Secured debt	1,745,532	-	-	-	68%	2,791,954	2,791,954	160%
Priority tax claims	71,975	-	-	71,975	-	-	71,975	100%
Secured accounts payable	159,318	-	-	159,318	-	-	159,318	100%
Secured tax claims	5,775	-	-	5,775	-	-	5,775	100%
Trade and other miscellaneous items	1,833,117	-	-	-	16%	636,653	636,653	35%
Unsecured, non-priority tax claims	62,737	-	-	62,737	-	-	62,737	100%
Insider secured (but unperfected) claim	422,001	-	-	-	10%	419,846	419,846	99%
	4,300,455

Preferred stockholders	532,391	(532,391)	-	-	-	-	-
Common stockholders	27,824,156	(27,572,416)	-	-	6%	251,547	251,547
Accumulated deficit	(33,151,776)	33,151,776	-	-	-	-	-
	$124,818	$4,991,529	$564,152	$299,805	100%	$4,100,000	$4,963,957

The effect of the plan of reorganization on the Company’s balance sheet, as of July 1, 2013 is as follows:

	Predecessor Company	Reorganization Adjustments	Fresh Start Adjustments	Successor Company
ASSETS

Cash	$108,829	$-	$-	$108,829
Accounts Receivable	13,119	-	-	13,119
Prepaid expenses and other current assets	2,870	-	-	2,870
Total current assets	124,818	-	-	124,818

Property and equipment, net	-	-	-	-
Goodwill (reorganization value in excess of amounts allocable to identifiable assets)	-	-	4,839,139	4,839,139

TOTAL ASSETS	$124,818	$-	$4,839,139	$4,963,957

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
Accounts payable	$755,895	$-	$-	$755,895
Accrued expenses	108,721	(55,440)	-	53,281
Deferred revenue	54,781	-	-	54,781
	919,397	(55,440)	-	863,957
Liabilities Subject to Compromise
Current Liabilities
Accounts payable and accrued expenses	1,833,117	(1,833,117)	-	-
Notes Payable	1,745,532	(1,745,532)	-	-
Advance from officer	422,001	(422,001)	-	-
Total current liabilities	4,000,650	(4,000,650)	-	-

TOTAL LIABILITIES	4,920,047	(4,056,090)	-	863,957

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock (Successor)	-	4,056,090	43,910	4,100,000
Common stock (Predecessor)	27,824,156	-	(27,824,156)	-
Preferred stock (Predecessor)	532,391	-	(532,391)	-
Accumulated deficit	(33,151,776)	-	33,151,776	-
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,795,229)	4,056,090	4,839,139	4,100,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$124,818	$-	$4,839,139	$4,963,957

The Company accounted for the reorganization using fresh-start reporting.  Accordingly, all assets and liabilities are adjusted to fair value in accordance with accounting requirements for business combinations under ASC Topic 805.  The excess of reorganization value over the fair value of tangible and intangible assets was recorded as “reorganization value in excess of amounts allocable to identifiable assets.”

5.      PROPERTY AND EQUIPMENT

Net property and equipment were as follows:

	(Successor) December 31, 2013	(Predecessor) December 31, 2012
Furniture and office equipment	$-	$4,442
Less accumulated depreciation	(-)	(-)
Net Property and Equipment	$-	$4,442

Depreciation expenses were $7,571, $4,442 and $0 for the year ended December 31, 2012, the six months ended June 30, 2013 and the six months ended December 31, 2013, respectively.

6.      ACCRUED EXPENSES

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory.  The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges.  The original amount was $104,052.  In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved.  In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed.  After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error.  Settlement was reached and the Company is currently paying $2,000 per month on a total liability of $47,432 as of December 31, 2013, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.

7.      INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.  The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of December 31, 2013.

As of December 31, 2013, the Company estimated it had available gross net operating loss (NOL) carry forwards of $43.55 million, which expire at various dates through 2034.

The components of the net deferred income taxes at December 31, 2013 and 2012 are summarized below:

	December 31, 2013	December 31, 2012
Deferred income tax assets
Net operating loss carryforwards	$17,419,000	$16,783,000
Less: valuation allowance	(17,419,000)	(16,783,000)
Deferred income tax assets, net	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2013	December 31, 2012
Tax expense (benefit) at federal statutory rate	(34)%	(34)%
State tax expense, net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Effective income tax rate	$-	$-

Income tax expense for the six months ended December 31, 2013 and the year ended December 31, 2012 is summarized below. There was no income tax expense during the six months ended June 30, 2013.

	2013	2012
Current tax expense:
Federal	$-	$-
State	800	800
Total current tax expense	$800	$800

Deferred tax expense:
Federal	$-	$-
State	-	-
Total deferred tax expense, net	$-	$-

Tax expense	$800	$800

8.    NOTES PAYABLE

Convertible Notes - 2011

During the year ended December 31, 2011, the Company issued secured convertible promissory notes in the total principal amount of $1,200,000 from which the Company received $1,000,000 of cash.  The notes had no stated rate of interest.  The convertible promissory notes were convertible into shares of the Company’s common stock at a rate the lesser of (a) $0.10 per share, or (b) 80% of the average of the three (3) lowest daily VWAP’s (volume weighted average prices) during the 22 consecutive trading days immediately preceding the applicable conversion date, but not less than $0.05 per share, subject to full ratchet anti-dilution provisions.  The notes included a total of 12,000,000 warrants that also had full ratchet anti-dilution provisions and other potential adjustments.  On their face, they were exercisable at $0.10 per share for a period of five years from the date of issue.  The notes were secured by all personal property of the Company, including inventory, equipment, contract rights including all intangible assets, etc.  The Company incurred financing costs of $15,250 related to the issuance of the convertible note and warrants.  These financing costs have been deferred and are being amortized on a straight line basis over the life of convertible promissory note.  It was determined that the convertible notes and warrants included embedded derivatives.

A discount on the convertible promissory notes totaled $1,200,000.  This discount is amortized using the effective interest method over the term of the note.  The notes were due in October 2012 and the remaining note discount of $907,397 was amortized during the year ended December 31, 2012. During 2012, $407,133 of these convertible notes were converted into 73,655,130 shares of common stock at the option of the note holder. The remaining balance of convertible notes and accrued interest was settled by the issuance of common shares in connection with the Company’s Chapter 11 Reorganization Plan.

Convertible Notes – 2012 and 2013

During 2012 and the six months ended June 30, 2013, respectively, the Company issued convertible promissory notes in the aggregate amount of $342,950 and $652,215, for a total of $995,165. The notes are convertible into shares of common stock at 80% of the average 5 closing prices immediately preceding the applicable conversion date, but not less than $0.0119 per share. The conversion features were determined to be a derivative liability. In connection with these notes, the Company recognized a note discount of $71,545. Amortization of these note discounts amounted to $1,618 and $69,927 for the year ended December 31, 2012 and the six months ended June 30, 2013, respectively. The notes were settled by the issuance of common shares in connection with the Company’s Chapter 11 Reorganization Plan.

Notes Payable - 2013

During the six months ended December 31, 2013, the Company issued promissory notes in the aggregate amount of $42,500. These notes bear interest at 7% per annum and were due on June 30, 2014. The notes are secured by substantially all assets of the Company. As of December 31, 2013, the balance outstanding was $42,500.

9.      STOCKHOLDERS’ EQUITY

Preferred Stock

Successor

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company is authorized to issue 1,000,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of December 31, 2013, there were no shares of preferred stock outstanding.

Predecessor

Prior to the Chapter 11 Reorganization Plan, the Company was authorized to issue up to 1,000,000 shares of preferred stock.  During 2012, the Company issued 3,000 shares of Series A Preferred Stock to the Company’s prior Chief Executive Officer. These shares were valued at $532,391 and recognized as an expense between 2011 and 2012.

Predecessor Series A Preferred Stock

These shares had the right to receive dividends, when declared, on a ratable basis with the holders of the Company’s common stock based on the number of shares of Series A Preferred Stock then outstanding in relation to the total number of shares of Series A Preferred Stock and common stock then outstanding.  These shares had voting rights that permitted the holders to vote 350,000 votes for each share of Series A Preferred Stock.  The holders of Series A Preferred Stock would vote with the holders of common stock as one class.  In the event of liquidation, dissolution, or winding up of the Company, the Series A Preferred Stock then outstanding would be entitled to be paid a preference of $0.001 per share of the then outstanding Series A Preferred Stock.

The holder of the preferred stock along with other common share holdings, represented a controlling voting interest in the Company.  These shares of Series A Preferred Stock were pursuant to the Company’s Chapter 11 Reorganization Plan.

Common Stock

Successor

The Company is authorized to issue 1,000,000,000 shares of no par value common stock. Upon confirmation of the Chapter 11 Reorganization Plan, the Company reorganized by issuing 138,544,393 shares of common stock and 18,148,696 warrants to purchase common stock at an exercise price of $0.000001 per share.

During the six months ended December 31, 2013, the Company issued an additional 1,000,000 shares of common stock for cash proceeds of $20,000.

Predecessor

Prior to the Chapter 11 Reorganization Plan, the Company was authorized 750,000,000 shares of no par value common stock.

The following is a summary of select transactions involving common stock during the year ended December 31, 2012. There were no common stock transactions in the predecessor company during the six months ended June 30, 2013.

-	The Company issued 2,000,000 shares of common stock for net cash proceeds of $89,150.
-	The Company issued 50,668,446 shares of common stock for the cashless exercise of warrants.
-	The Company issued 8,403,362 shares of common stock for net cash proceeds of $100,000 relating to the exercise of warrants.
-	The Company issued 73,655,130 shares of common stock for the conversion of convertible notes and accrued interest totaling $407,133.

10.      WARRANTS

In connection with previous financing transactions, the Company issued warrants to purchase common stock. These warrants included provisions that could result in a variable exercise price or a variable number of shares to be issued based on specified full-ratchet anti-dilution provisions. Upon confirmation of the Chapter 11 Reorganization Plan, all pre-petition warrants to purchase common stock were cancelled.

Pursuant to the Chapter 11 Reorganization Plan, the Company issued 7,861,472 and 10,287,224 warrants to Gemini Master Fund, Ltd and Alpha Capital, respectively. These warrants are exercisable at an exercise price of $0.000001 per share and expire July 30, 2023.

Warrant Activity
12/31/2011	Balance	222,313,442

	Warrants issued	229,358

	Warrants exercised	(77,892,972)

	Warrants issued due to reset provisions	88,840,336

12/31/2012	Balance	233,490,164

6/30/2013	Warrants cancelled pursuant to Chapter 11 Reorganization Plan	(233,490,164)

	Balance	-

7/1/2013	Warrants issued pursuant to Chapter 11 Reorganization Plan	18,148,696

12/31/2013	Balance	18,148,696

11.      DERIVATIVE LIABILITIES

The Company’s only asset or liability measured at fair value on a recurring basis was its derivative liability associated with warrants to purchase common stock and the conversion feature embedded in convertible promissory notes, all of which were cancelled or settled with successor company shares and/or warrants on the effective date of the Company’s Chapter 11 Reorganization Plan.

In connection with previous financing transactions, the Company issued warrants to purchase common stock and convertible promissory notes. These instruments included provisions that could result in a variable exercise price or a variable number of shares to be issued based on specified full-ratchet anti-dilution provisions. The “reset” provisions were triggered in the event the Company subsequently issued common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than contractually specified amounts. Upon triggering the “reset” provisions, the exercise / conversion price of the instrument would be reduce and/or the number of shares issuable upon exercise / conversion of the instrument would increase. In addition, the Company’s convertible notes were convertible at a price based on a discount of 80% of the volume weighted average price (VWAP) for a specified period prior to conversion. Accordingly, pursuant to ASC 815, these instruments were not considered to be solely indexed to the Company’s own stock and were not afforded equity treatment.

The following table summarizes activity in the Company’s derivative liability during the period from January 1, 2012 through June 30, 2013:

Predecessor
Balance, January 1, 2012	$17,555,812
Creation of Derivative Liability	71,545
Settlements to Equity	(12,484,594)
Change in Value	(5,142,763)
Balance, December 31, 2012	$-
Settlements to Equity	-
Balance, June 30, 2013	$-

The Company classifies the fair value of these derivative liabilities under level 3 of the fair value hierarchy of financial instruments.  The fair value of the derivative liability was calculated using a Monte Carlo simulation model that values the embedded derivatives based on several inputs, assumptions and probabilities.  This model is based on future projections of the various potential outcomes.  The embedded derivatives that were analyzed and incorporated into the model included the exercise feature with the full ratchet reset and the conversion feature of the convertible promissory notes.

The Company utilized a third party valuation expert in determining the fair value of its derivative liabilities. The assumptions used in the model include the following:

·     The warrant term ranged from 9 months to 60 months.
·     The estimated volatility was 120% - 122%
·     The risk free rate was 0.83% to 0.87%

12.      GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred net losses and through the effective date of the Chapter 11 Reorganization Plan, had an accumulated deficit totaling $33 M. During the years ended December 31, 2013 and 2012, the Company utilized an aggregate $1.5 M cash in operating activities and incurred an aggregate net loss of $3.8 M. The continuing losses have adversely affected the liquidity of the Company.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary as a result of the Company’s going concern uncertainty.

Management's plan regarding this matter is to, amongst other things, seek additional equity financing by selling our equity securities, increase our sales volume, and continue seeking approval from the FDA to bring to market our real-time imaging platform. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. Our ability to execute our business plan and continue as a going concern may be adversely affected if we are unable to raise additional capital or operate profitably.

The Company anticipates that further equity/debt financings will be necessary to continue to fund operations in the future and there is no guarantee that such financings will be available or, if available, on acceptable terms.

13.      COMMITMENTS AND CONTINGENCIES

Leases

During 2012 and 2013, the Company leased its facilities on a month-to-month lease, which was cancellable by the parties with 30-days written notice. The Company entered into a facility lease agreement effective June 1, 2015 for three years with an option to extend for a 36 month period, which the Company exercised to be effective on June 1, 2018.

Future annual minimum lease commitments, excluding property taxes and insurance, on this lease are as follows:

2015	16,890
2016	33,780
2017	33,780
$84,450

Litigation

On or about November 23, 2011, Cranshire Capital, LP, an Illinois limited partnership, filed an Application to Compel Arbitration Under the Illinois Uniform Arbitration Act (case number 11 CH 40508 in the Circuit Court of Cook County, Illinois), regarding a dispute concerning the issuance and pricing of warrants and shares issued by the Company. During March 2012, the Company issued 6,365,741 shares of common stock to settle this matter.

On or about October 27, 2011, Exhibit Source, Inc. filed an action (Civil Action No. 11-cv-7652) in the United States District Court for the Northern District of Illinois. The plaintiff claims that a display used by the Company at an Illinois trade show violated its copyright. The Company disputed the plaintiff’s claims of copyright infringement. It is believed that this matter was resolved in the Company’s bankruptcy proceeding.

On May 16, 2012, the Company and its directors were named in a Complaint purporting to be a shareholder’s derivative action by John M. Vuksich, Plaintiff.  The action was filed in the Glendale Superior Court (North Central District) as case number EC058516.  This action was stayed by the Company’s bankruptcy filing, and is believed to have been disposed of in that bankruptcy case subject to appeals.

On September 13, 2012, the Company filed In re Imaging3, Inc., Case No.  2:12-bk-41206-NB (Bankr. C.D. Ca.) (the “Bankruptcy Case”), a voluntary petition under Chapter 11 of Title 11 of the United States Code.  The Company’s plan of reorganization thereunder (the “Plan”) was confirmed on July 9, 2013 pursuant to the court’s Order Confirming Debtor's First Amended Chapter 11 Plan of Reorganization Dated March 5, 2013, as Modified (the “Order”).  Pursuant to the Order, the Plan became effective on July 30, 2013 (“Effective Date”).  The Plan requires that the Company pay certain obligations on the Effective Date of the Plan. Of the Company’s obligations under the Plan, the Company is delinquent with regard to the obligations described in the chart below:

Class of Claim(s)	Payment Recipient	Amount of Each Periodic Payment & Amount of Total Claim	Payment Due Date	Status of Payment
Administrative Expense Claim	Greenberg Glusker Fields Claman & Machtinger LLP	$50,000.00 (monthly) Total Claim: Approximately $900,000.00
*Greenberg Glusker agreed to be paid as follows:
$50,000.00 on September 1, 2013 and thereafter no less than $50,000.00 per month on or before the 15th of each month, commencing on October 2013. Interest will be charged on the outstanding balance at the rate of 10% per annum from July 30, 2013
Not paid
Administrative Expense Claim	Mentor Group	Approx. $18,000	Effective Date	Not paid
Priority Tax Claims	IRS	$1,484.00 (monthly) Total Claim: $53,240.24	Monthly payment of $1,484 until 9/12/2017	Not Paid
Priority Tax Claims	State Board of Equalization	$341.00 (monthly) Total Claim: $14,917.94
Monthly payment of $341 until 9/12/2017
Modified by Stipulation Dated June 23, 2015 as follows:
1.   Pay the balance of the Administrative Claim in the amount of $196.01
2.   Pay all of the arrearages
for Priority Tax Claims by payment of $6,240.70
3.   Cure post-Stipulation Effective Date taxes in the aggregate amount of $31,367.12 together with monthly interest accruing after July 1, 2015 (“Post Stipulation Effective Date Taxes”), by payment of four installments, as follows:
a. $8,000 on the Stipulation Effective Date;
b. $8,000 sixty days from the Stipulation Effective Date;
c. $8,000 ninety days from the Stipulation Effective Date;
d. the balance of the Post Stipulation Effective Date Taxes one hundred twenty days from the Stipulation Effective Date.
Paid in accordance with the terms of the Stipulation with the State Board of Equalization
Class 1	North Surgery Center, L.P.	$1,673.00 (monthly) Total Claim: $53,792.83	Pay monthly with first payment due on first business day of the first calendar month following the Effective Date	Paid as scheduled until December 2013; Not Paid in and after January 2014.
Class 2	Precision Forging Dies	Total Claim: $45,278.06	Pay in full by the first business day of the thirteenth calendar month following the Effective Date (September 1, 2014)	Not Paid
Class 9	IRS (unsecured portion of tax claims)	Total Claim: $62,736.92	Cash equal to the value of pro rata shares of New Common Stock outstanding on the Effective Date	Not Paid

Section IV, F of the Plan provides “A creditor or party in interest may bring a motion to convert or dismiss the case under § 1112(b), after the Plan is confirmed, if there is a default in performing the Plan. If the Court orders the case converted to Chapter 7 after the Plan is confirmed, then all property that had been property of the Chapter 11 estate, and that has not been disbursed pursuant to the Plan, will revest in the Chapter 7 estate, and the automatic stay will be reimposed upon the revested property only to the extent that relief from stay was not previously granted by the Court during this case.”

In addition, appeals of four of the Court’s orders in the Bankruptcy Case remain outstanding, specifically:

•           Order Denying Motion to Dismiss Chapter 11 Case, Case No.: 13-56695 (9th Cir.), appeal filed September 30, 2013, appealing the District Court’s dismissal of the initial appeal of the order.

•           Order Disallowing Claims Nos. 23 and 24, Case No.: 14-55499 (9th Cir.), appeal filed March 31, 2014, appealing the District Court’s order affirming the order of the Bankruptcy Court.

•           Order Denying Motion for Abandonment of Potential Claims Against Officers and Directors, Case No.: 14-55521 (9th Cir.), appeal filed April 2, 2014, appealing the District Court’s order affirming the order of the Bankruptcy Court.

•           Order Confirming Debtor’s First Amended Plan, Case No.: 14-55466 (9th Cir.), appeal filed March 24, 2014, appealing the District Court’s order affirming in part and reversing in part the order of the Bankruptcy Court.

The above appeals are scheduled for hearing at the Ninth Circuit Court of Appeals on December 9, 2015.

The Company was involved in the following additional litigation: Securities and Exchange Commission v. Imaging3 & Dean Janes, Civil Action No. CV13-04616 GAF (AJWx) (U.S. Dist. Ct., C.D. Ca.), for which Fulbright & Jaworski LLP is counsel of record.  The Company settled this action by entering into a Deferred Prosecution Agreement with the SEC in which the Company covenanted to comply with federal and state securities laws through December 31, 2017, among other covenants.

In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed.  After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error.  Settlement was reached and the Company is currently paying $2,000 per month on a total liability of $42,824 as of December 31, 2014, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.  The Company has hired tax counsel to re-negotiate the current tax debt with the IRS.

The Company may have unresolved payroll tax matters for various fiscal years through 2013. Additional amounts may be assessed by the taxing authorities upon final resolution. As of December 31, 2013, the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

14.      RELATED PARTY TRANSACTION

The Company had a consulting agreement with the prior Chief Executive Officer of the Company under which he received compensation of $12,000 per month.  The prior Chief Executive Officer provided management, administrative, marketing, and financial services to the Company pursuant to the consulting agreement which was terminable on 30 days notice by either party.  The consulting agreement commenced on January 1, 2002 and continued until the adoption of the Company’s Chapter 11 Reorganization Plan, when it was terminated. As of December 31, 2012, the Company owed the former CEO $350,000 pursuant to this consulting agreement and advances, all of which was settled by the issuance of common shares pursuant to the Company’s Chapter 11 Reorganization Plan.

15.      SUBSEQUENT EVENTS

During the year ended December 31, 2014, the Company issued 23,250,000 shares of its common stock for net cash proceeds of $581,250 and 6,708,000 shares of its common stock for services, valued at $164,322.

During the period from January 1, 2015 through October 31, 2015, the Company issued a total of 18,380,000 shares of common stock. 12,005,000 of these shares were issued for cash proceeds of $188,875. The remaining 6,375,000 shares were issued for services rendered.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.                      As of December 31, 2013, we did not maintain effective controls over the control environment.  Specifically, the board of directors did not have any independent members and no director qualified as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level conditions have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.                      As of December 31, 2013, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.                      As of December 31, 2013 we did not maintain adequate segregation of duties.  Accordingly, management has determined that this control deficiently constitutes a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of our public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of December 31, 2013:

Name	Age	Position

Dane Medley	56	Chairman of the Board of Directors and Chief Executive Officer

Xavier Aguilera	65	Executive Vice President, Chief Financial Officer, Corporate Secretary and Director
______________

Dane Medley has been the Chairman and Chief Executive Officer of the Company since October 2012.  Prior to joining us, Mr. Medley was the Senior Vice President of Service and Operations at Xerox Corporation (2008-2012), the Regional Operations Specialist at Sharp Electronics Corporation (2002-2007), a Service Manager at Lewan & Associates, Inc. (1986 to 2001), and served in the United  States Air Force from 1981 to 1985 as an Antenna and Radio Maintenance Specialist.  His leadership responsibilities and experience at Xerox Corp. included the following:

•	Accountable for $75 million + of revenue, managing profit and loss.
•	Directed operational manpower needs, budget, and operating expenses.
•	Retained relationships with 60 + sales personnel, upper level management, and a customer base in excess of 40,000, generating $75 million in revenue.
•	Developed helpdesk dispatching procedures resulting in reduced response time and deliveries to customers, and increased field productivity of field engineers.
•	Budgeted staffing, recruiting, performance reviews, accounting, and facility management.
•	Extensive experience in operations, branch management, and administrative management with over 20 years’ experience.
•	Introduced and implemented internship program specifically for technicians, creating career paths and keeping turnover to under 3% over a 5-year period.
•	Employed philosophy of long-term customer satisfaction.

At Sharp Electronics Corporation, his experience and accomplishments included the following:

•	Maintained an 8 state region of 42 dealers, specializing in dealer operations.
•	Provided training for inventory control, technical solutions, service meetings, and overall health of the dealer.
•	Worked closely with senior management on budget analysis and benchmarking.
•	Principal point of contact for dealer with manufacturer for problem resolution.
•	Taught bi-monthly corporate courses to technicians and operations specialists.
•	Conveyed customer service and operational procedures.
•	Developed train the trainer program now instituted as training protocol at SHARP.

At Lewan & Associates, Inc., Mr. Medley was responsible for the following:

•	Responsible for $30 million of revenue, managing profit and loss.
•	Managed hiring and firing, inventory, budget, training, and customer satisfaction.
•	Managed over 50,000 service calls yearly with 74 technicians.
•	Developed technician benchmarking creating Presidents Club and bonus structure.
•	Developed leadership skills, using Lewan management and development courses.
•	Support services, sales satisfaction, territory management, customer equipment repair.

In the United States Air Force, Mr. Medley gained the following experience:

•	Trained in antenna maintenance and radio communications.
•	Responsible for coordinating projects with 1836 EIG operations.
•	Based in Wiesbaden, Germany, Rome and New York. Assistant Team Chief 1984-1985. Honorable Discharge-E3.

Education

•	University of Maryland USAF, 1982-1984.
•	Arapahoe Community College, 1979-1980.
•	Casper College, 1978.
•	Global leadership training, 2007.
•	Global SMART training, 2007.
•	Xerox Leadership training, 2007.
•	Sharp Electronics leadership development certification.
•	Microsoft Certified Professional. COMPTIA certification, 2006.
•	Security + certified. Comptia certification, 2005.
•	Net + certified. Comptia certification, 2004.
•	A+ certified. Comptia certification, 2004.
•	Controller certified. Sharp Electronics, 2003.
•	Windows business suite, printer, 45 copier certifications. Sharp Electronics, 2003.
•	Train the Trainer certified. University of Wisconsin, 2003.
•	CPR certified

Mr. Medley’s biographical history and experience with us indicates his leadership qualifications, finance qualifications, industry experience and education.

Xavier Aguilera has been our Executive Vice President, Chief Financial Officer, and Corporate Secretary since June 1999 and a director since 2005.  Mr. Aguilera’s responsibilities include managing our finances, accounting, taxes, credit facilities and interfacing and developing new relationships with banks and other financial institutions. Prior to working for Imaging3, Mr. Aguilera was self-employed as a consultant for Xavier Aguilera & Associates from 1997 to 1999.  His responsibilities were to manage and open primary healthcare facilities throughout Southern California.  He provided property management, estate planning, credit facility and Import/Export consulting for several businesses in Southern California.  From 1995 to 1997, Mr. Aguilera was the chief administrative officer for East Los Angeles Doctors Hospital, where his responsibilities were to manage administrative personnel within the hospital, manage public relations, business development and JCAHO compliance.  From 1992 to 1995, Mr. Aguilera was the chief executive officer for El Centro Human Services Corporation, where his responsibilities were to develop and implement a community based mental health facility consisting of eight satellite centers.  He managed a $9.4 million budget and a full time staff of 240 employees.  From 1990 to 1992, Mr. Aguilera was a deputy director/administrator for Northeast Community Clinic, where his responsibilities were to implement and administer the clinics health programs and oversee operations.  From 1988 to 1990, Mr. Aguilera was self-employed as a consultant for finance, management and international finance.  He provided these services to banks as well as businesses throughout Southern California.  From 1987 to 1988, Mr. Aguilera was vice president of international banking marketing for California Commerce Bank, where his responsibilities were to manage and administer a $14 million portfolio, develop new business in the Southern California with Hispanic businesses and develop business relationships with Northern Mexico businesses and banks.  From 1981 to 1987, Mr. Aguilera was an assistant general manager/deputy director for Banco Nacional de Mexico (BANAMEX).  He was responsible for $60 million in new deposits as well as new business development and management of commercial and personal lending departments.  He holds a bachelor degree in business from California State University at Northridge (1983) and a certificate of medical management from the University of California at Los Angeles (1995).

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

Board Committees

Our board of directors has appointed an audit committee.  Xavier Aguilera, our Chief Financial Officer, is the sole member of the audit committee. The board of directors has adopted a written charter of the audit committee.  The audit committee is authorized by the board of directors to review our annual financial statements prior to publication, and to review the work of, and approve non-audit services performed by, our independent accountants.  The audit committee will make annual recommendations to the board for the appointment of independent public accountants for the ensuing year.  The audit committee will also review the effectiveness of the financial and accounting functions and our organization, operations and management.  The audit committee was formed on August 31, 2003.  The audit committee held two meetings during fiscal year ended December 31, 2013.

Our board of directors does not have a compensation committee so all decisions with respect to management compensation are made by the whole board.  Our board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm’s length.

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2013 with senior management.  The audit committee has reviewed and discussed with management our audited financial statements.  The audit committee has also discussed with Rose, Snyder and Jacobs LLP (“RSJ”), our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 16 (Communication with Audit Committees) and received the written disclosures and the letter from RSJ required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees).  The audit committee has discussed with RSJ the independence of RSJ as our auditors.  Finally, the audit committee has considered whether the independent auditor’s provision of non-audit services to us is compatible with the auditors’ independence.  Based on the foregoing, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the United States Securities and Exchange Commission.  Our audit committee did not submit a formal report regarding its findings.

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

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements that would be applicable to our Reporting Persons (as our securities are registered under Section 12 of the Exchange Act) during and with respect to the fiscal year ended December 31, 2013 have been met on a timely basis, except for shares issued under our Chapter 11 Reorganization Plan.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future. As more fully described below, our board of directors makes all decisions for the total compensation of our executive officers, including the Named Executive Officers.  We do not have a compensation committee, so all decisions with respect to management compensation are made by the whole board.

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

The Elements of Imaging3’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2013, all executive officer base salary decisions were approved by the board of directors.

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

Incentive Compensation Awards

The Named Executives have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses.  If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Imaging3: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price.  The board has not adopted specific performance goals and target bonus amounts for any of its fiscal years, but may do so in the future.  It is anticipated that such an incentive compensation awards program may commence during the year 2016.

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

Executive Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2012 and December 31, 2013 for services rendered in all capacities, by our chief executive officer and our other most highly compensated executive officers during the fiscal years ended December 31, 2012 and December 31, 2013.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary		Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Dane Medley Chief Executive Officer	2012 2013	$ $	0 125,000	0 0	0 0	0 0	0 0	0 0	$ $	-0- 125,000

Xavier Aguilera, Chief Financial Officer/Treasurer, Executive Vice President, and Corporate Secretary	2012 2013	$ $	95,000 95,000	0 0	0 0	0 0	0 0	0 0	$ $	95,000 95,000

Officers as a Group	2012 2013	$ $	95,000 220,000	0 0	0 0	0 0	0 0	0 0	$ $	95,000 220,000

Employment Agreements

We have entered into five-year employment agreements with our chief executive officer and our chief financial officer, which commenced in June 2013.  We may enter into new employment agreements with them in the future.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards during the year ended December 31, 2013.

Employee Benefit Plans

We have not yet, but may in the future, establish a management stock option plan pursuant to which stock options may be authorized and granted to the executive officers, directors, employees and key consultants of Imaging3.  In the event we establish the stock option plan, we expect to authorize approximately 20,000,000 shares or more for future issuance.

Director Compensation

None of our directors received any compensation for their respective services rendered to us as directors during the year ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Imaging3 at December 31, 2013.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of December 31, 2013 are deemed outstanding even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 139,544,393 outstanding shares of common stock.   Except as otherwise listed below, the address of each person is c/o Imaging3, Inc., 3022 North Hollywood Way, Burbank, California 91505.  Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

Dane Medley, Chairman and Chief Executive Officer	895,000	*	%

Xavier Aguilera, Director, Chief Financial Officer/Treasurer, Executive Vice President, and Secretary	200,000	*	%

All current Executive Officers as a Group	1,095,000	*	%

*	Less than 1%.

(1)
Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Presently and since June 20, 2015, Rose, Snyder and Jacobs LLP (“RSJ”) has been and is our principal auditing firm.  The audit committee approved the engagement of RSJ before they rendered audit services to us. Prior to June 20, 2015, our principal auditing firm was M&K CPAS, PLLC.

Each year the retention of the independent auditor to audit our financial statements, including the associated fee, is approved by the board of directors before the filing of the previous year’s Annual Report on Form 10-K.

M&K Fees

	2013	2012
Audit Fees(1)	$-	$26,000
Audit Related Fees	5,000	5,000
All Other Fees(2)	-0-	-0-
	$5,000	$31,000

(1)
Audit Fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports.  Of these amounts, $31,000 was paid to M&K CPAS, PLLC (our prior principal auditing firm) during the year ending December 31, 2012 and an additional $5,000 was paid to that firm during the year 2013. No amounts were paid to RSJ during the years ending December 31, 2013 or 2012.

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

IMAGING3, INC.

Dated: November 9, 2015	By:	/s/ Dane Medley
Dane Medley
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 9, 2015

Dane Medley, Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)
Dane Medley, Chairman of the Board

Dated: November 9, 2015
Xavier Aguilera, Chief Financial Officer/Treasurer,
Executive Vice President, Corporate Secretary, and
Director (Principal Financial/Accounting Officer)
Xavier Aguilera. Director