Form 10-K
period 2014-12-31
IMAGING3 INC
filed 2015-11-16
CIK 1205181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $0 as of June 30, 2014 (computed by reference to the fact that no last sale price of a share of the registrant’s Common Stock on that date was reported by any securities exchange or public securities trading market.)

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

Vuksich Litigation

In May of 2012, John M. Vuksich (“Vuksich”), a shareholder who alleges to hold shares or proxies totaling more than 30,000,000 shares in the Company (approximately 5.95 % of the outstanding stock in the Company at the time of the filing prior to the Company’s bankruptcy filing), filed a shareholder derivative action in the Los Angeles County Superior Court against the Company or (the “Vuksich Litigation”). In that litigation, Vuksich challenged certain corporate actions taken by the Company beginning in 2010, including the Company’s amendments to its articles of incorporation authorizing the Company to increase the authorized number of shares of common stock and to authorize the issuance of preferred stock. Among other things, Vuksich sought an order voiding certain other financing agreements and sought an order compelling the Company to fill vacancies on its Board of Directors. The Vuksich Litigation, which sought to alter the equity structure and management of the Company, required the Company to expend its already-limited resources both in terms of management time and attorney’s fees. Although the Company believed that the Vuksich Litigation could and would be defeated, it decided that the resources of the Company were better directed towards its business objectives in an effort to create value for the Company’s stakeholders.

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

Bankruptcy Reorganization Plan

As a result in part of the Vuksich Litigation, on September 13, 2012, the Company filed a voluntary Chapter 11 petition with the federal bankruptcy court in Los Angeles, California.  On or about July 9, 2013, our Plan of Reorganization (“Plan”) was approved by the United States Bankruptcy Court.  On July 30, 2013, the order confirming the Company’s Plan became effective.  The Plan adopted by Imaging3, Inc. is a reorganizing plan.  Payments under the Plan were made by utilizing existing cash on hand, borrowings on a secured and unsecured basis, future cash flow, if any, capital raised through the sale of our common stock in private placements, and by conversion of debt to equity. For accounting purposes and convenience, the Effective Date was deemed to be July 1, 2013. There was very little activity between July 1, 2013 and July 30, 2013. The following is a brief summary of the Plan as adopted on the Effective Date:

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

We emerged from Chapter 11 bankruptcy proceedings in July 2013 subject to a reorganization bankruptcy plan containing numerous covenants with which we must comply.  Our Chapter 11 Reorganization Plan granted us some relief from creditor and related liabilities and responsibilities, but imposed certain payment obligations and milestone responsibilities on the Company that it must satisfy in order to retain its reorganization plan and avoid a Chapter 7 liquidation proceeding.  See a copy of the Company’s Reorganization Plan filed with the Company’s Report on Form 8-K, dated July 30, 2013.  The Company is currently delinquent in the payment of certain of the obligations it must satisfy under the Chapter 11 Reorganization Plan. This gives those parties the right to request that the bankruptcy case be converted to a Chapter 7.  There is no assurance that the Company will have adequate funding to (a) satisfy the payment and other requirements of its Chapter 11 Reorganization Plan, (b) otherwise comply with the Chapter 11 Reorganization Plan, and (c) operate successfully and profitably outside of bankruptcy to avoid a forced Chapter 7 termination and liquidation.

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

We have only two independent directors.  Currently, the only members of our board of directors are Dane Medley, Xavier Aguilera, William Lu and Richard Klug.  Only two of these directors, William Lu and Richard Klug, are considered “independent directors,” as defined under the rules and regulations of the Securities and Exchange Commission.  Therefore, decisions of the board of directors may be influenced by persons who are not considered independent directors, since half of our directors would not be considered to be independent.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock traded on the OTC Bulletin Board Market under the symbol “IMGG,” until approximately December 15, 2012, when trading was suspended due to the Company’s bankruptcy and delinquency in filing its public reports with the Securities and Exchange Commission.  The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

Year Ended December 31, 2014	High	Low

First Quarter ended March 31, 2014	$0.00	$0.00
Second Quarter ended June 30, 2014	$0.00	$0.00
Third Quarter ended September 30, 2014	$0.00	$0.00
Fourth Quarter ended December 31, 2014	$0.00	$0.00

Year Ended December 31, 2013	High	Low

First Quarter ended March 31, 2013	$0.00	$0.00
Second Quarter ended June 30, 2013	$0.00	$0.00
Third Quarter ended September 30, 2013	$0.00	$0.00
Fourth Quarter ended December 31, 2013	$0.00	$0.00

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.  Imaging3, Inc. filed for voluntary bankruptcy in the third quarter of 2012 which adversely affected stock values.  The Company’s common stock has not traded on any exchange or public securities trading market since December 2012.

As of December 31, 2014, there were approximately 211 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown.  As of December 31, 2014, there were approximately 169,502,393 shares of our common stock outstanding on record.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate paying dividends for the foreseeable future.

Equity Compensation Plan Information

We have not established a management stock incentive plan pursuant to which stock options and other equity incentive securities may be authorized and granted to our executive officers, directors, employees and key consultants.  In the event we establish the stock incentive plan, we expect to authorize a number of shares to be determined for future issuance.  Our Chapter 11 Reorganization Plan authorizes us to adopt an equity incentive plan providing for the total issuance of up to 15% of our then outstanding common stock on the date of adoption.

Warrants

As of December 31, 2014, we had a total of 18,148,696 warrants to purchase 18,148,696 shares of our common stock outstanding, issued on the Effective Date of the Company’s Chapter 11 Reorganization Plan, exercisable for a period of ten years at an exercise price of $0.000001 per share.

Preferred Stock

As of December 31, 2014, we had no Preferred Stock outstanding.

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

The following sets forth selected items from our statements of operations for the year ended December 31, 2014, six months ended December 31, 2013, and the six months ended June 30, 2013.

	Successor Year Ended December 31, 2014	Successor Six Months Ended December 31, 2013	Predecessor Six Months Ended June 30, 2013
Net revenues	$398,271	$485,090	$255,079
Cost of goods sold	163,135	250,858	111,508
Gross Profit	235,136	234,232	143,571
General and administrative expenses	1,355,046	668,762	755,779
Income (loss) from operations	(1,119,910)	(434,530)	(612,208)
Total other income (expenses)	524	(5,028,052)	(449,548)
Provision for income taxes	(800)	(800)	-
Net income (loss)	$(1,120,186)	$(5,463,382)	$(1,061,756)

Results of Operations for the Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2014.

We had revenues for the year ended December 31, 2014 of $398,271 as compared to $740,169 for the year ended December 31, 2013, which represented a 46% decrease. The decrease in sales was attributed directly to a decrease in equipment sales for this period as a result of the Company’s bankruptcy reorganization.  Our rental revenue has increased to $72,850 in 2014 from $20,000 in 2013, an increase of 265% and is recognized over the term of the lease agreement.  Rental revenues are only deemed earned as collected.

Our cost of revenue was $163,135 for the year ended December 31, 2014 as compared to $362,366 for the year ended December 31, 2013, which represents a decrease of $199,231 or 55%.  This decrease resulted directly from decreased sales and decreased costs for equipment, parts, sales and services, again resulting from the Company’s reorganization.  Our gross profit margin for the year ended December 31, 2014 was $235,136 as compared to $377,803 for the year ended December 31, 2013, a 38% decrease.   Our total operating expenses decreased in 2014 to $1,355,046 from $1,424,541 for the year ended December 31, 2013, a decrease of 5% due to decreased general and administrative expenses.  Among some of the expenses were legal fees resulting from the Company’s continued bankruptcy reorganization. Our net loss for the fiscal year ending December 31, 2014 was $1,120,186 as compared to a net loss of $6,525,138 for the fiscal year ending December 31, 2013.  This decrease in loss is attributed directly to the impairment expense account which was calculated at approximately $4,839,138, again attributed directly to the Company’s reorganization.

In 2014, the Company spent $29,612 for research and development of our technology, which includes software design, mechanical design and the manufacturing of the prototype.  Costs for individuals employed by Imaging3 are absorbed in normal operating expenses and are not separated into different categories at this time for simplicity. In 2013, $3,346 was spent and recorded for research and development.

Under current accounting guidance, deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. We have recorded insignificant liabilities of $800 per year for income taxes for the state minimum tax of $800 imposed on corporations.

We expect the trend of operating losses by us to continue into the future at the current or greater rate as we spend money on product development and marketing.  We cannot assure that we can achieve profitability.  We do not expect litigation against us to expand and believe litigation is on a decreasing trend, although we can give no assurances in relation to future litigation.

Liquidity and Capital Resources

Our total current assets decreased to $24,471 as of December 31, 2014, from $31,077 as of December 31, 2013, a difference of $6,606 or 27%.  The cash account as of December 31, 2014 was $12,364 compared to $8,014 as of December 31, 2013.

Our total current liabilities increased to $1,742,467 as of December 31, 2014 from $1,374,458 as of December 31, 2013.  This increase is due in large part to an increase in accounts payable for legal fees incurred for the Company’s bankruptcy reorganization for this reporting period.

During the year ended December 31, 2014, we used $576,900 of net cash for operating activities, as compared to $671,070 used during the year ended December 31, 2013.  Net cash provided by financing activities during the year ended December 31, 2014 was $581,250, as compared to $672,215 during the year ended December 31, 2013.

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

Going Concern Qualification

We have incurred significant losses from operations, and such losses are expected to continue. In their report on our financial statements as of and for the period ended December 31, 2014, our auditors have expressed substantial doubt about our ability to continue as a going concern. In addition, we have limited working capital.  The foregoing raises substantial doubt about our ability to continue as a going concern.  Management’s plans include seeking additional capital and/or debt financing.  We cannot guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The “Going Concern Qualification” may make it substantially more difficult for us to raise capital.

Off-Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IMAGING3, INC.

 FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Imaging3, Inc.
Burbank, California

We have audited the accompanying balance sheet of Imaging3, Inc. (Successor Company) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2014 and the six months ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging3, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended December 31, 2014 and the six months ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 4 to the financial statements, the Company filed a petition on September 13, 2012 with the United States Bankruptcy Court for the Central District of California for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s First Amended Chapter 11 Plan of Reorganization of Imaging3, Inc. (as revised, the “Plan”) was confirmed by the Court on July 9, 2013 and the Company emerged from bankruptcy on July 30, 2013.In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

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
Burbank, California

We have audited the accompanying statements of operations, stockholders’ deficit and cash flows of Imaging3, Inc. (Predecessor Company) for the six months ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Imaging3, Inc. for the six months ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Rose, Snyder & Jacobs LLP
Encino, California

November 11, 2015

IMAGING3, INC.
BALANCE SHEETS

	Successor December 31, 2014	Successor December 31, 2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,364	$8,014
Accounts receivable, net	4,498	21,211
Inventory	1,000	-
Prepaid expenses	6,609	1,851
Total current assets	24,471	31,076

PROPERTY AND EQUIPMENT, net	-	-
Total assets	$24,471	$31,076

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Accounts payable	$1,294,568	$1,037,316
Accrued expenses	249,747	143,412
Deferred revenue	155,652	151,230
Convertible notes payable, net of discount	42,500	42,500
Total liabilities	1,742,467	1,374,458

STOCKHOLDERS' DEFICIT:
Successor preferred stock, no par value; authorized shares 1,000,000	-	-
Successor common stock, no par value; authorized shares 1,000,000,000	4,865,572	4,120,000
Accumulated deficit	(6,583,568)	(5,463,382)
Total stockholders' deficit	(1,717,996)	(1,343,382)
Total liabilities and stockholders' deficit	$24,471	$31,076

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.
STATEMENTS OF OPERATIONS

	Successor	Successor	Predecessor
	Year Ended December 31, 2014	Six Months Ended December 31, 2013	Six Months Ended June 30, 2013

Net revenues	$398,271	$485,090	$255,079

Cost of goods sold	163,135	250,858	111,508
Gross profit	235,136	234,232	143,571

Operating expenses
General and administrative expenses	1,355,046	668,762	755,779
Total operating expense	1,355,046	668,762	755,779

Loss from operations	(1,119,910)	(434,530)	(612,208)

Other income (expense):
Reorganization items, net	-	(189,817)	(350,018)
Interest expense	(6,058)	(1,291)	(8,854)
Other income	6,582	2,195	(90,676)
Impairment	-	(4,839,139)	-
Total other income (expense)	524	(5,028,052)	(449,548)

Income (Loss) before income tax	(1,119,386)	(5,462,582)	(1,061,756)

Provision for income taxes	800	800	-

Net loss	$(1,120,186)	$(5,463,382)	$(1,061,756)

Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.00)

Basic and diluted weighted average common shares outstanding	149,752,796	138,620,896	565,291,689

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.
STATEMENTS OF CASH FLOWS

	Successor	Successor	Predecessor
	Year Ended December 31, 2014	Six Months Ended December 31, 2013	Six Months Ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,120,186)	$(5,463,382)	$(1,061,756)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of Goodwill	-	4,839,139	-
Depreciation and Amortization	-	-	4,442
Stock-based compensation	63,697	-	-
Shares issued for services	100,625	-	69,927
(Increase) / decrease in current assets:
Accounts receivable	16,713	(8,092)	6,399
Prepaid expenses and other assets	(4,758)	1,019	(151)
Inventory	(1,000)	-	-
Increase / (decrease) in current liabilities:
Accounts payable	257,252	281,421	109,976
Accrued expenses	106,335	90,131	422,723
Deferred revenue	4,422	96,449	(59,315)
Net cash used in operating activities	(576,900)	(163,315)	(507,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	42,500	609,715
Proceeds from sale of common stock	581,250	20,000	-
Net cash provided by financing activities	581,250	62,500	609,715

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	4,350	(100,815)	101,960

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	8,014	108,829	6,869

CASH & CASH EQUIVALENTS, ENDING BALANCE	$12,364	$8,014	$108,829

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2014

	Common stock		Preferred Stock			Total
	Number of		Number of		Accumulated	stockholders'
	shares	Amount	shares	Amount	deficit	deficit

Balance as of December 31, 2012	565,291,689	$27,824,156	3,000	$532,391	$(32,090.020)	$(3,733,473)

Net Loss	-	-	-	-	(1,061,756)	(1,061,756)

Balance of June 30, 2013 (Predecessor)	565,291,689	27,824,156	3000	532,391	(33,151,776)	(4,795,229)

Cancellation of Predecessor Company Equity	(565,291,689)	(27,824,156)	(3000)	(532,391)	33,151,776	4,795,229

Balance as of July 1, 2013 (Successor)	-	-	-	-	-	-

Issuance of Successor Common Stock	138,544,393	4,100,000	-	-	-	4,100,000

Shares issued for cash	1,000,000	20,000	-	-	-	20,000

Net loss	-	-	-	-	(5,463,382)	(5,463,382)

Balance as of December 31, 2013 (Successor)	139,544,393	$4,120,000	-	-	(5,463,382)	(1,343,382)

Shares issued for cash	23,250,000	581,250	-	-	-	581,250

Shares issued for services	6,708,000	164,322	-	-	-	164,322

Net Loss	-	-	-	-	(1,120,186)	(1,120,186)

Balance as of December 31, 2014	169,502,393	$4,865,572	-	$-	$(6,583,568)	$(1,717,996)

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.  The Company maintains its cash in bank deposit accounts that may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had no cash equivalents at December 31, 2013 or 2014.

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

Goodwill

Goodwill reported in the Successor period represents the reorganizational value of assets in excess of amounts allocated to identified tangible and intangible assets. Goodwill is not amortized, but is required to be assessed for impairment at least annually or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends or significant under-performance relative to expected historical or projected future results of operations. The Company tests goodwill for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of December 31, 2013 and 2014, the Company has one operating segment.

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

Following is a summary of goodwill activity during the periods ended December 31, 2013 and June 30, 2013. There was no activity associated with goodwill during the year ended December 31, 2014.

December 31, 2012	$-
Recognition of goodwill in fresh-start	4,839,139
July 1, 2013 (Successor Company)	4,839,139
Impairment of goodwill	(4,839,139)
December 31, 2013 (Successor Company)	$-

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  During the year ended December 31, 2014, the six months ended December 31, 2013, and the six months ended June 30, 2013, potentially dilutive securities were excluded from the computation of weighted average shares outstanding-diluted because their effect was anti-dilutive.

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

The Company had no assets or liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013.

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

3.             ACCOUNTS RECEIVABLE

All accounts receivable are trade related.  These receivables are current and management believes are collectible except for which a reserve has been provided.  The balance of accounts receivable as of December 31, 2013 and 2014 were $25,713 and $8,400, respectively.  The reserve amount for uncollectible accounts was $4,502 and $3,902 as of December 31, 2013 and 2014, respectively.

4.             PETITION FOR RELIEF UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On September 13, 2012, the Company filed a voluntary petition with the federal bankruptcy court in Los Angeles, California, to enter bankruptcy under Chapter 11 of the United States Bankruptcy Code.  On or about July 9, 2013, our Plan of Reorganization was approved by the United States Bankruptcy Court.  On July 30, 2013, we emerged from bankruptcy and continued operations under the terms and conditions of our Bankruptcy Reorganization Plan as it applies to post bankruptcy operations.  The Chapter 11 Plan (the “Plan”) adopted by Imaging3, Inc. is a reorganizing plan.  Payments under the Plan were made by utilizing existing cash on hand, borrowings on a secured and unsecured basis, future cash flow, if any, capital raised through the sale of our common stock in private placements, and by conversion of debt to equity.  The effective date of the Plan was July 30, 2013 (the “Effective Date”). For accounting purposes and convenience, the Effective Date was deemed to be July 1, 2013. There was very little activity between July 1, 2013 and July 30, 2013. The following is a brief summary of the Plan as adopted on the Effective Date:

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

5.             PROPERTY AND EQUIPMENT

Net property and equipment were as follows:

	(Successor) December 31, 2013	(Successor) December 31, 2014
Furniture and office equipment	$4,442	$-
Less accumulated depreciation	(4,442)	-
Net Property and Equipment	$-	$-

Depreciation expenses were $4,442, $0 and $0 for the six months ended June 30, 2013, the six months ended December 31, 2013 and the year ended December 31, 2014, respectively.

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

7.             INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.  The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of December 31, 2013 or December 31, 2014.

As of December 31, 2014, the Company estimated it had available gross net operating loss (NOL) carry forwards of $44.55 million, which expire at various dates through 2035.

The components of the net deferred income taxes at December 31, 2014 and 2013 are summarized below:

	December 31, 2013	December 31, 2014
Deferred income tax assets
Net operating loss carryforwards	$17,419,000	$17,822,000
Less: valuation allowance	(17,419,000)	(17,822,000)
Deferred income tax assets, net	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2013	December 31, 2014
Tax expense (benefit) at federal statutory rate	(34)%	(34)%
State tax expense, net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Effective income tax rate	$-	$-

Income tax expense for the six months ended December 31, 2013 and the year ended December 31, 2014 is summarized below. There was no income tax expense during the six months ended June 30, 2013.

	2013	2014
Current tax expense:
Federal	$-	$-
State	800	800
Total current tax expense	$800	$800

Deferred tax expense:
Federal	$-	$-
State	-	-
Total deferred tax expense, net	$-	$-

Tax expense	$800	$800

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

Convertible Notes – 2012 and 2013

During 2012 and the six months ended June 30, 2013, respectively, the Company issued convertible promissory notes in the aggregate amount of $342,950 and $652,215, for a total of $995,165. The notes were convertible into shares of common stock at 80% of the average 5 closing prices immediately preceding the applicable conversion date, but not less than $0.0119 per share. The conversion features were determined to be a derivative liability. In connection with these notes, the Company recognized a note discount of $71,545. Amortization of these note discounts amounted to $1,618 and $69,927 for the year ended December 31, 2012 and the six months ended June 30, 2013, respectively. The notes were settled by the issuance of common shares in connection with the Company’s Chapter 11 Reorganization Plan.

Notes Payable - 2013

During the six months ended December 31, 2013, the Company issued promissory notes in the aggregate amount of $42,500. These notes bear interest at 7% per annum and were due on June 30, 2014. The notes are secured by substantially all assets of the Company. As of December 31, 2014, the balance outstanding was $42,500.

9.             STOCKHOLDERS’ EQUITY

Preferred Stock

Successor

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company is authorized to issue 1,000,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of December 31, 2013 and December 31, 2014, there were no shares of preferred stock outstanding.

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

During the six months ended December 31, 2013, the Company issued an additional 1,000,000 shares of common stock for cash proceeds of $20,000. During the year ended December 31, 2014, the Company issued 29,958,000 shares of common stock for $581,250 of net cash proceeds and for services rendered.  During the year ended December 31, 2014, the issuance of common stock included 23,250,000 shares of common stock for net cash proceeds of $581,250 and 6,708,000 shares of common stock for services, valued at $164,322.

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

Warrant Activity
12/31/2012	Balance	233,490,164

6/30/2013	Warrants cancelled pursuant to Chapter 11 Reorganization Plan	(233,490,164)

	Balance	-

7/1/2013	Warrants issued pursuant to Chapter 11 Reorganization Plan	18,148,696

12/31/2013	Balance	18,148,696

	Warrants issued	-

	Warrants exercised	-

12/31/2014	Balance	18,148,696

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

The following table summarizes activity in the Company’s derivative liability during the period from January 1, 2013 through June 30, 2013:

Predecessor
Balance, December 31, 2012	$-
Change in value	-
Settlements to Equity	-
Balance, June 30, 2013	$-

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
·      The estimated volatility was 120% - 122%
·      The risk free rate was 0.83% to 0.87%

12.           GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred net losses and through the effective date of the Chapter 11 Reorganization Plan, had an accumulated deficit totaling $33 M. During the years ended December 31, 2014 and 2013, the Company utilized an aggregate of $1.248 Million of cash in operating activities and incurred an aggregate net loss of $7,438,824. The continuing losses have adversely affected the liquidity of the Company.

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

13.           COMMITMENTS AND CONTINGENCIES

Leases

During 2013 and 2014, the Company leased its facilities on a month-to-month lease, which was cancellable by the parties with 30-days written notice. The Company entered into a facility lease agreement effective June 1, 2015 for three years with an option to extend for a 36 month period, which the Company exercised to be effective on June 1, 2018.

Future annual minimum lease commitments, excluding property taxes and insurance, on this lease are as follows:

2015	16,890
2016	33,780
2017	33,780
$84,450

Litigation

On or about November 23, 2011, Cranshire Capital, LP, an Illinois limited partnership, filed an Application to Compel Arbitration Under the Illinois Uniform Arbitration Act (case number 11 CH 40508 in the Circuit Court of Cook County, Illinois), regarding a dispute concerning the issuance and pricing of warrants and shares issued by the Company. During March 2012, the Company issued 6,365,741 shares of predecessor common stock to settle this matter.

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

On May 16, 2012, the Company and its directors were named in a Complaint purporting to be a shareholder’s derivative action by John M. Vuksich, Plaintiff.  The action was filed in the Glendale Superior Court (North Central District) as case number EC058516. This action was stayed by the Company’s bankruptcy filing, and is believed to have been disposed of in that bankruptcy case, subject to appeals.

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

The Company may have unresolved payroll tax matters for various fiscal years through 2014. Additional amounts may be assessed by the taxing authorities upon final resolution. As of December 31, 2014, the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

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

15.           SUBSEQUENT EVENTS

During the period from January 1, 2015 through October 31, 2015, the Company issued a total of 18,380,000 shares of common stock, 12,005,000 of such shares were issued for cash proceeds of $188,875. The remaining 6,375,000 shares were issued for services rendered.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.           As of December 31, 2014, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.           As of December 31, 2014 we did not maintain adequate segregation of duties.  Accordingly, management has determined that this control deficiently constitutes a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of our public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of December 31, 2014:

Name	Age	Position

Dane Medley	56	Chairman of the Board of Directors and Chief Executive Officer

Xavier Aguilera	65	Executive Vice President, Chief Financial Officer, Corporate Secretary and Director

William Lu	67	Director

Richard Klug	59	Director

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

Mr. Aguilera’s qualifications:

·	Leadership experience – Executive vice president, chief financial officer and corporate secretary of Imaging3 since June 1999 and chairman of the audit committee since 2003.
·	Finance experience – Mr. Aguilera is currently our chief financial officer and had extensive experience in financial management with other companies prior to joining us in June 1999.
·	Industry experience - Mr. Aguilera has over 25 years of financial and management experience in the medical and banking industries.
·
Technology and education experience - Mr. Aguilera has a bachelor degree in business from California State University at Northridge and a certificate of medical management from the University of California at Los Angeles.

William T.C. Lu has been a director and chairman of the Audit Committee of the Company since October 2014.  Mr. Lu has over 30 years of experience in corporate lending both domestically and internationally with a focus on economic development in Asian communities.  His primary expertise is in the areas of management, marketing, credit, liability management and structuring of acquisitions and mergers.  Since July 2009, Mr. Lu has been the President and Chief Executive Officer of Saigon National Bank in Westminster, California.  From May 2005 until March 2009, Mr. Lu was the President and Chief Executive Officer of Golden Coast Bank in Long Beach, California.  Prior to May 2005, Mr. Lu served as the Executive Vice President and Chief Lending Officer of Asian Pacific National Bank in San Gabriel, California (September 2003 to May 2005), Senior Vice President and Regional Manager of Bank of the Orient in City of Industry, California (March 2000 to December 2002), Vice President and Manager of Sanwa Bank in Monterey Park, California (November 1998 to March 2000), and Chief Operating Officer of First Commercial Bank in Alhambra, California from November 1995 to November 1998.  Mr. Lu also worked as an executive officer for Evertrust Bank, Wilshire Center Bank, N.A., International Bank of California, United Pacific Bank, and Land Resources Management, Inc., and was employed as a loan officer by Bank of Boston International, Wells Fargo Bank and Security Pacific National Bank, where he commenced his career in September 1972.  Mr. Lu is a member in good standing of the California Independent Bankers Association, the National Association of Chinese Asian Bankers, the Independent Community Bankers of America and the Indonesian Business Society.  Mr. Lu earned a Bachelor of Arts in Foreign Languages in French and Chinese, and a Bachelor of Science in Business Administration with a major in International Marketing from California State University, Los Angeles (UCLA).  He is fluent in English, Chinese (dialects: Mandarin, Cantonese, Taiwanese, and Chia Chow), and French, with a working knowledge of Vietnamese and Cambodian.  Mr. Lu’s excellent and extensive banking career, including holding senior executive management positions with a number of independent banks in the Los Angeles Metropolitan Area, his experience as a Chief Executive Officer of four different local banks, his experience in finance and lending, and his college degrees, evidence his qualities of leadership, education and financial acumen, with industry experience from a financial perspective.

Ronald J. Klug has been a director of the Company since October 2014.  Since 1997, Mr. Klug has served as a Manager and Senior Regional Manager for Sharp Electronics Corp. in Mahwah, New Jersey, currently responsible for technical and organizational support of all Sharp products in a six state region.  His skills and experience include budget and productivity responsibility, technical operations management, and general management and administration of dealer networks for manufacturers and resellers.  Mr. Klug served as the Director of Retail Services for Gestetner Corporation in Greenwich, Connecticut (1996-1997), an independent management consultant from 1994 to 1995, and a National Manager, Product Support for Sharp Electronics Corp. in Mahwah, New Jersey (1979 to 1994).  Mr. Klug’s education and training include the following:

Education

•	Sharp Management Institute (Conducted by New York University staff), New York, 1989-1990.
•	Technical Training classes for copiers, thermal and laser facsimile, and laser printers, 1979-1994.
•	U.S. Air Force electronics and weapons and electronics systems training, 1968-1971.
•	Management level training, 1968-1971.
•	Queens College, New York, 1967-1968.

Mr. Klug’s extensive management experience and accomplishments in the wholesale and retail products markets, his computer and related technical skills, his responsibility for budgeting and productivity, and his technical education and training, evidence his qualities of leadership, financial experience, technology acumen, and industry knowledge.

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

Board Committees

Our board of directors has appointed an audit committee.  William Lu, an independent director, is the sole member of the audit committee. The board of directors has adopted a written charter of the audit committee.  The audit committee is authorized by the board of directors to review our annual financial statements prior to publication, and to review the work of, and approve non-audit services performed by, our independent accountants.  The audit committee will make annual recommendations to the board for the appointment of independent public accountants for the ensuing year.  The audit committee will also review the effectiveness of the financial and accounting functions and our organization, operations and management.  The audit committee was formed on August 31, 2003.  The audit committee held two meetings during fiscal year ended December 31, 2014.

Our board of directors does not have a compensation committee so all decisions with respect to management compensation are made by the whole board.  Our board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm’s length.

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2014 with senior management.  The audit committee has reviewed and discussed with management our audited financial statements.  The audit committee has also discussed with Rose, Snyder and Jacobs LLP (“RSJ”), our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 16 (Communication with Audit Committees) and received the written disclosures and the letter from RSJ required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees).  The audit committee has discussed with RSJ the independence of RSJ as our auditors.  Finally, the audit committee has considered whether the independent auditor’s provision of non-audit services to us is compatible with the auditors’ independence.  Based on the foregoing, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for filing with the United States Securities and Exchange Commission.  Our audit committee did not submit a formal report regarding its findings.

AUDIT COMMITTEE

William Lu

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

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements that would be applicable to our Reporting Persons (as our securities are registered under Section 12 of the Exchange Act) during and with respect to the fiscal year ended December 31, 2014 have been met on a timely basis.

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

The Elements of Imaging3’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2014, all executive officer base salary decisions were approved by the board of directors.

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

Executive Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2012 and December 31, 2013 for services rendered in all capacities, by our chief executive officer and our other most highly compensated executive officers during the fiscal years ended December 31, 2013 and December 31, 2014.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Dane Medley	2013	$125,000	0	0	0	0	0	$125,000
Chief Executive Officer	2014	$125,000	0	0	0	0	0	$125,000

			0	0	0	0	0
			0	0	0	0	0

Xavier Aguilera,	2013	$95,000	0	0	0	0	0	$95,000
Chief Financial Officer/Treasurer, Executive Vice President, and Corporate Secretary	2014	$95,000	0	0	0	0	0	$95,000

Officers as a Group	2013	$220,000	0	0	0	0	0	$220,000
	2014	$220,000	0	0	0	0	0	$220,000

Employment Agreements

We have entered into five-year employment agreements with our chief executive officer and our chief financial officer, which commenced in June 2013.  We may enter into new employment agreements with them in the future.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards during the year ended December 31, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Imaging3 at December 31, 2014.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of December 31, 2014 are deemed outstanding even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 169,502,393 outstanding shares of common stock.   Except as otherwise listed below, the address of each person is c/o Imaging3, Inc., 3022 North Hollywood Way, Burbank, California 91505.  Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

Dane Medley, Chairman and Chief Executive Officer	895,000	*	%

Xavier Aguilera, Director, Chief Financial Officer/Treasurer, Executive Vice President, and Secretary	200,000	*

All current Executive Officers as a Group	1,095,000	*	%

*	Less than 1%.

(1)
Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of December 31, 2014.

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

M&K Fees

	2013	2014
Audit Fees(1)	$-	$-
Audit Related Fees	5,000	5,000
All Other Fees(2)	-0-	-0-
	$5,000	$5,000

(1)
Audit Fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports.  With respect to audit related fees, $5,000 was paid to M&K CPAS, PLLC (our prior principal auditing firm) during the year ended December 31, 2013 and an additional $5,000 during the year ended December 31, 2014.  No amounts were paid to RSJ during the years ending December 31, 2013 or December 31, 2014.

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

Dated: November 9, 2015
Dane Medley, Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)	/s/ Dane Medley
Dane Medley, Chairman of the Board

Dated: November 9, 2015
Xavier Aguilera, Chief Financial Officer/Treasurer,
Executive Vice President, Corporate Secretary, and
Director (Principal Financial/Accounting Officer)	/s/ Xavier Aguilera
Xavier Aguilera, Director