Form 10-Q
period 2012-06-30
IMAGING3 INC
filed 2016-01-12
CIK 1205181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2012
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

As of December 16, 2015, the number of shares outstanding of the registrant’s class of common stock was 204,167,393.

PART I.            FINANCIAL INFORMATION

Item 1.              Financial Statements (Unaudited)

IMAGING3, INC.
BALANCE SHEETS
AT JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	6/30/2012	12/31/2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,312	$449,733
Accounts receivable, net	73,361	49,772
Inventory, net	268,697	148,914
Deferred financing costs, net	3,928	11,532
Prepaid expenses	5,437	10,797
Total current assets	354,735	670,748

PROPERTY AND EQUIPMENT, net	9,714	12,013

OTHER ASSETS	31,024	31,024
Total assets	$395,473	$713,785

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$368,696	$275,684
Accrued expenses	1,725,109	1,805,136
Deferred revenue	123,355	168,974
Equipment deposits	263,213	89,250
Due to an officer	348,778	344,938
Stock subscription payable	-	563,014
Convertible notes payable, net of discount	550,959	292,603
Derivative liability	2,210,190	17,555,812
Total current liabilities	5,590,300	21,095,411

STOCKHOLDERS' DEFICIT:
Preferred stock, authorized shares 1,000,000; 3,000 and 0 shares issued and outstanding; 350,000 votes per share at June 30, 2012 and December 31, 2011	532,391	-
Common stock, no par value; authorized shares 750,000,000; 506,705,442 and 414,388,151 issued and outstanding at June 30, 2012 and December 31, 2011	27,751,201	14,344,878
Accumulated deficit	(33,478,419)	(34,726,504)
Total stockholders' deficit	(5,194,827)	(20,381,626)
Total liabilities and stockholders' deficit	$395,473	$713,785

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net revenues	$311,356	$216,210	$520,834	$482,972

Cost of goods sold	114,370	109,076	163,721	238,060
Gross profit	196,985	107,134	357,113	244,912

Operating expenses:
General and administrative expenses	563,185	506,749	1,384,950	1,065,428
Total operating expenses	563,185	506,749	1,384,950	1,065,428

Loss from operations	(366,199)	(399,615)	(1,027,837)	(820,516)

Other income (expense):
Interest expense	(229,247)	(13,269)	(590,129)	(23,836)
Other income	-	400	-	400
Loss on change in derivative liability	3,421,853	(1,805,149)	2,866,850	(1,589,281)
Total other income (expense)	3,192,606	(1,818,018)	2,276,721	(1,612,717)

Gain/(loss) before income tax	2,826,407	(2,217,633)	1,248,884	(2,433,233)

Provision for income taxes	800	-	800	800

Net income/(loss)	$2,825,607	$(2,217,633)	$1,248,084	$(2,434,033)

Basic net income (loss) per share	$0.00	$(0.00)	$0.01	$(0.01)
Diluted net income (loss) per share	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average common stock outstanding - Basic	478,769,742	382,985,335	447,639,669	381,710,114
Weighted average common stock outstanding - Diluted	750,000,000	382,985,335	750,000,000	381,710,114

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 2012 AND JUNE 30, 2011
(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,248,084	$(2,434,033)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	2,299	2,299
Preferred stock issued to officer	244,377	-
Amortization of note discount	605,960	-
Shares issued for services	123,401	43,000
Loss (Gain) on change in derivative liability	(2,866,850)	1,589,281
(Increase) / decrease in current assets:
Accounts receivable	(23,589)	(39,790)
Inventory	(119,783)	(59,428)
Prepaid expenses and other assets	5,360	17,408
Increase / (decrease) in current liabilities:
Accounts payable	226,120	(2,326)
Accrued expenses	(80,027)	26,521
Deferred revenue	(45,618)	28,185
Equipment deposits	173,963	113,188
Net cash used for operating activities	(506,303)	(715,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer	244,650	39,618
Repayments to officer	(373,918)	-
Proceeds from sale of stock, net of offering costs	89,150	419,270
Proceeds from exercise of warrants	100,000	-
Net cash provided for financing activities	59,882	458,888

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(446,421)	(256,807)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	449,733	367,578

CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,312	$110,771

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable to common stock	$340,000	$-

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.  The Company maintains its cash in bank deposit accounts that may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had no cash equivalents at June 30, 2012 or December 31, 2011 respectively.

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

IMAGING3, INC.
Notes to Financial Statements
(Unaudited)

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

Due to Officer

At June 30, 2012 and December 31, 2011, the Company had balances due to the Chief Executive Officer of the Company of $348,778 and $344,938 respectively. The amount was due on demand, interest free and was secured by the assets of the Company.  Interest was not imputed since a portion of this amount represented unpaid salaries.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  During the six and three months ended June 30, 2012 and 2011, potentially dilutive securities were excluded from the computation of weighted average shares outstanding-diluted because their effect was anti-dilutive.

IMAGING3, INC.
Notes to Financial Statements
(Unaudited)

The components of basic and diluted earnings per share for the year ended June 30, 2012 is as follows:

2012
Numerator
Net income attributable to common shareholders	$105,300

Denominator
Weighted-average shares outstanding - basic	499,946,416
Dilutive effect of warrants and convertible notes	250,053,584
Weighted average shares outstanding – diluted	750,000,000

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$2,210,190	$2,210,190

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

IMAGING3, INC.
Notes to Financial Statements
(Unaudited)

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

3.           ACCOUNTS RECEIVABLE

All accounts receivable are trade related.  These receivables are current and management believes are collectible except for which a reserve has been provided.  The reserve amount for uncollectible accounts was $5,101 and $6,829 as of June 30, 2012 and December 31, 2011, respectively.

IMAGING3, INC.
Notes to Financial Statements
(Unaudited)

4.           PROPERTY AND EQUIPMENT

Net property and equipment were as follows:

	June 30, 2012	June 30, 2011
Furniture and office equipment	$242,249	$242,249
Less accumulated depreciation	(232,535)	(230,236)
Net Property and Equipment	$9,714	$12,013

Depreciation expenses were $ $2,299 and $2,299 for the six months ended June 30, 2012 and 2011 respectively.

5.           ACCRUED EXPENSES

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory.  The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges.  The original amount was $104,052.  In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved.  In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed.  After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error.  Settlement was reached and the Company is currently paying $2,000 per month on a total liability of $115,252 as of June 30, 2012, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.

6.           INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.  The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of June 30, 2012.

IMAGING3, INC.
Notes to Financial Statements
(Unaudited)

7.           NOTES PAYABLE

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

A discount on the convertible promissory notes totaled $1,200,000.  This discount is amortized using the effective interest method over the term of the note.  The notes were due in October 2012 and the remaining note discount of $907,397 was amortized during the year ended December 31, 2012. As of June 30, 2012, $340,000 of these convertible notes were converted into 69,817,627 shares of common stock at the option of the note holder. The remaining balance of convertible notes and accrued interest was settled by the issuance of common shares in connection with the Company’s Chapter 11 Reorganization Plan.

Convertible Notes – 2012

The notes are convertible into shares of common stock at 80% of the average 5 closing prices immediately preceding the applicable conversion date, but not less than $0.0119 per share. The conversion features were determined to be a derivative liability. In connection with these notes, the Company recognized a note discount of $71,545.

8.           WARRANTS

In connection with previous financing transactions, the Company issued warrants to purchase common stock. These warrants included provisions that could result in a variable exercise price or a variable number of shares to be issued based on specified full-ratchet anti-dilution provisions.

9.           STOCKHOLDERS' EQUITY

Preferred Stock

On November 17, 2011, the Company authorized the issuance of up to 1,000,000 shares of preferred stock.  The Company also granted 1,000 shares of Series A Preferred Stock on this date to the Company’s Chief Executive Officer.  The Company granted an additional 2,000 shares on March 9, 2012.  A total of 3,000 shares were issued on March 20, 2012.  There were no further issuances after this period.

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

IMAGING3, INC.
Notes to Financial Statements
(Unaudited)

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

Common Stock

During the six month period ended June 30, 2012, the Company issued 10,403,362 of common stock for $200,000.  A total of 8,403,362 shares were issued due to the exercise of warrants for cash received of $100,000.  An additional 2,000,000 shares were issued for cash received of $100,000, and paid offering costs of $10,850.

During the six month period ended June 30, 2012, the Company issued 500,000 of common stock for $37,500 for services rendered.  The shares were valued using the stock price on the date of grant.

-	The Company issued 2,000,000 shares of common stock for net cash proceeds of $89,150.
-	The Company issued 50,668,446 shares of common stock for the cashless exercise of warrants.
-	The Company issued 8,403,362 shares of common stock for net cash proceeds of $100,000 relating to the exercise of warrants.
-	The Company issued 73,655,130 shares of common stock for the conversion of convertible notes and accrued interest totaling $407,133.

Warrant Activity
12/31/2011 Balance	222,313,442

Warrants issued	229,358

Warrants exercised	(77,892,972)

Warrants issued due to reset provisions	88,840,336

06/30/2012 Balance	218,776,636

10.         DERIVATIVE LIABILITIES

The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with its warrants to purchase common stock.

IMAGING3, INC.
Notes to Financial Statements
(Unaudited)

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

As a result, the Company’s securities containing exercise price reset provisions were classified as a derivative liability, in accordance with ASC 815. As of December 31, 2011, the fair value of the warrants issued was $17,555,812 and recognized as an expense and an increase in derivative liability.  The change in fair value during the period from December 31, 2011 to June 30, 2012 of $2,866,850 is recorded as a gain on change in fair market value of derivative in the accompanying Statements of Operations.  As of June 30, 2012, the fair value of these warrants was $2,210,190.  The derivative liability decreased by $15,345,622 due to the exercise of warrants during the six months ended June 30, 2012.

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

The following inputs and assumptions were used to value the warrants originally issued in October 2010 as of June 30, 2012:

·	The warrant term is 60 months for series A and C; 9 months for series B.
·	The warrant exercise prices were $0.2725 for series A and C; $0.2180 for series B, with a ratchet exercise price being $0.0119 based on recent transactions.
·	The computed volatility was 126% and risk free rate of 1.10% for all three series.
·	The probability of the company obtaining future financing was 90% for series A and C; 0% for series B.
·
The series C warrants are only exercisable if the series B warrants are exercised and only in the same percentage as the series B warrants are exercised.  All series B warrants were exercised during the period.

·	Full ratchet anti-dilution includes exercise price adjustment upon subsequent financings at a lower price and an increase in the warrants issued upon an exercise price adjustment.

The following inputs and assumptions were used to value the secured convertible notes and warrants originally issued in October 2011 as of June 30, 2012:

·	The warrant term is 60 months.
·	The warrant exercise prices were $0.10, adjusted to $0.0119 as of June 30, 2012.
·	The computed volatility was 120% and risk free rate of 1.04%.
·	The probability of the company obtaining future financing was 90%.
·	Full ratchet anti-dilution includes exercise price adjustment upon subsequent financings at a lower price and an increase in the warrants issued upon an exercise price adjustment.

IMAGING3, INC.
Notes to Financial Statements
(Unaudited)

The following inputs and assumptions were used in the current year to value the warrants that were issued in October 2010 (229,358 warrants) but initially included in the derivative liability in the six months ended June 30, 2012 due to the fact that the Company’s equity environment became tainted during that time period:

·	The warrant remaining term was 3.5 years.
·	The warrant exercise price was $0.31.
·	Computed volatility was 136.9% and risk free rate was 0.51%.
·	The warrants do not have ratchet anti-dilution provisions.

11.         GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred net losses and through the effective date of the Chapter 11 Reorganization Plan, had an accumulated deficit totaling $33 M. During the six months ended June 30, 2012 and 2011, the Company utilized an aggregate of $506 K cash in operating activities and incurred an aggregate net loss from operations of $1 M. The continuing losses have adversely affected the liquidity of the Company.

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

12.         COMMITMENTS AND CONTINGENCIES

Concentrations.

Four customers represent 49% of accounts receivable as of June 30, 2012.

No customers represented more than 10% of the Company’s account receivable as of December 31, 2011.

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

IMAGING3, INC.
Notes to Financial Statements
(Unaudited)

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

13.         RELATED PARTY TRANSACTION

The Company had a consulting agreement with the prior Chief Executive Officer of the Company under which he received compensation of $12,000 per month.  The prior Chief Executive Officer provided management, administrative, marketing, and financial services to the Company pursuant to the consulting agreement which was terminable on 30 days notice by either party.  The consulting agreement commenced on January 1, 2002 and continued until the adoption of the Company’s Chapter 11 Reorganization Plan, when it was terminated. As of June 30, 2012, the Company owed the former CEO $348,778 pursuant to this consulting agreement and advances.

14.         SUBSEQUENT EVENTS

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

·
statements concerning the potential benefits that Imaging3, Inc. (“Imaging3” or the “Company”) may experience from its business activities and certain transactions it contemplates or has completed; and

·
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

Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer's needs ranging from 5 days to 6 months.  An operating lease agreement is utilized.  The rental revenues were insignificant in the Six month periods ended June 30, 2012 and 2011..  Written rental agreements are used in all instances.

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

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2012

We had revenues in the second quarter of 2011 of $482,972 compared to $520,834 in 2012, which represents a 8% increase.  The increase in revenue is due to increased sales. Our equipment sales were $262,177 in the first six months of 2011, compared to $231,035 in the first six months of 2012, representing a decrease in equipment sales of $31,142 in 2012 or 12%.  Our service and parts sales for the second quarter of 2012 were $37,041compared to $54,475 in the first six months of 2011.  We will continue to focus on increasing its revenue in this area as well.

Our cost of revenue was $238,060 in the second quarter of 2011 compared to $163,721 in the second quarter of 2012, which represents a decrease of $74,339 or 32%. This decrease is due in part to a decrease in cost of parts and service parts.  We had an increase in gross profit margin in the second quarter of 2012 to $357,113 compared to $244,912 in the second quarter of 2011. Our operating expenses increased to$1,384,950 in the second quarter of 2012 as compared to $1,065,428 in the second quarter of 2011, a 30% increase mostly due to increased legal fees. Our loss on operations increased to $1,027,837 in the second quarter of 2012 compared to $820,516 in the second quarter of 2011, a 26% increase.  This increase is attributed to the overall increase in general operating expense for this same period. Our net increase was $1,248,084 in the second quarter of 2012 compared to a net loss of $2,434,033 in the second quarter of 2011, primarily as a result of an increased loss on change in derivative liability and increased interest expense.

Results of Operation for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2012

We had revenues in the second quarter of 2011 of $216,210 compared to $311,356 in 2012, which represents a 44% increase.  The increase in revenue is due to increased sales. Our equipment sales were $100,435 in the first three months of 2011, compared to $175,500 in the second three months of 2012, representing an increase in equipment sales of $74,565 in 2012 or 75%.  Our service and parts sales for the second quarter of 2012 were $17,983 compared to $30,020 in the second three months of 2011.  We will continue to focus on increasing its revenue in this area as well.

Our cost of revenue was $109,076 in the second quarter of 2011 compared to $114,370 in the second quarter of 2012, which represents an increase of $5,294 or 5%. This increase is due in part to an increase in sales and in part to the increase in cost of parts and service parts.  We had an increase in gross profit margin in the second quarter of 2012 to $196,986 compared to $107,134 in the second quarter of 2011. Our operating expenses increased to$504,161 in the second quarter of 2012 as compared to $506,749 in the second quarter of 2011. Our loss on operations decreased to $366,199 in the second quarter of 2012 compared to $399,615 in the second quarter of 2011, a 9% decrease.  This decrease is attributed to the overall increase in net revenues for this same period. Our net income was $2,825,607 in the second quarter of 2012 compared to a loss of $2,217,633 in the second quarter of 2011, primarily as a result of an decreased loss on change in derivative liability.

Liquidity and Capital Resources

The Company's cash position was $3,312 at June 30, 2012, compared to $449,733 at December 31, 2011.  The reason for the decrease in cash at the end of the second quarter of 2012 as compared to December 31, 2011 is primarily due to increased expenses.

As of June 30, 2012, the Company has current assets of $354,735, non-current assets of $40,738, and current liabilities of $5,590,300, and as of December 31, 2011, current assets of $670,748, non-current assets of $43,037 and current liabilities of $20,530,397.  The reason for the decrease in current assets at the end of the second quarter of 2012 as compared to December 31, 2011 is primarily due to the decrease in the Company’s cash position.

Net cash used in operating activities amounted to $506,303 for the six month period ended June 30, 2012, as compared to net cash used in operating activities of $715,695 for the six month period ended June 30, 2011.  The decrease in 2012 as compared to 2011 resulted from larger reductions in accrued expenses and deferred revenue in 2012 as compared to 2011.

Net cash provided by financing activities amounted to $59,882 and $458,888 for the six month periods ended June 30, 2012 and 2011, respectively.  The decrease in 2012 as compared to 2011 resulted from a decrease in proceeds from the issuance and sale of stock during the period.

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

Imaging 3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2011, we had identified the following material weaknesses which still exist as of June 30, 2012 and through the date of this report:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not achieve the revenue predicted by us in our business model.  We plan to implement a business model that calls for us to sell medical diagnostic imaging devices, based on our proprietary technology.  I3 will incur substantial operating losses until such time as it is able to generate revenues from the sale of these products.  We cannot assure that businesses and customers will adopt our products and technology in the volume that we project, or that business and prospective customers will agree to pay the prices that we proposes to charge.  In the event I3’s customers resist paying prices at the rate I3 proposes, I3’s financial conditions and results of operations will be materially and adversely affected.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June, 2012, the Company did not issue common stock.

During the six month period ended June 30, 2012, the Company did not issue common stock  for services rendered.

On or about the second quarter of, 2012, the Company issued 83,063,118 shares of its common stock pursuant to the cashless exercise of  Warrants, for which the Company did not receive any capital.

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

IMAGING3, INC.

Dated: January 12, 2016	By:	/s/ Dane Medley
Dane Medley
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dane Medley	Dated: January 12, 2016
Dane Medley, Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Xavier Aguilera	Dated: January 12, 2016
Xavier Aguilera, Chief Financial Officer, Secretary, and Executive Vice President (Principal Financial/Accounting Officer)