Form 10-Q
period 2012-09-30
IMAGING3 INC
filed 2016-01-12
CIK 1205181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2012
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

As of December 31, 2015, the number of shares outstanding of the registrant’s class of common stock was 204,261,393.

PART I.            FINANCIAL INFORMATION

Item 1.               Financial Statements (Unaudited)

IMAGING3, INC.
DEBTOR IN POSSESSION
BALANCE SHEETS
AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	(Unaudited)
	9/30/2012	12/31/2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$69,107	$449,733
Accounts receivable, net	74,138	49,772
Inventory, net	-	148,914
Deferred financing costs, net	-	11,532
Prepaid expenses	2,719	10,797
Total current assets	145,963	670,748

PROPERTY AND EQUIPMENT, net	7,485	12,013

OTHER ASSETS	31,457	31,024
Total assets	$184,906	$713,785

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:

Accounts payable	$158,853	$-
Deferred revenue	144,337	168,974
Total current liabilities not subject to compromise	303,190	168,974

CURRENT LIABILITIES SUBJECT TO COMPROMISE:
Accounts payable - Pre-petition	370,654	275,684
Equipment deposits	-	89,250
Due to an officer	297,220	344,938
Convertible notes payable, net of discount	1,002,390	292,603
Derivative liability	-	17,555,812
Stock subscription payable	-	563,014
Accrued expenses - Pre-petition	1,521,401	1,805,136
Total current liabilities subject to compromise	3,191,665	20,926,437

Total Current Liabilities	3,494,855	21,095,411

STOCKHOLDERS' DEFICIT:
Preferred stock, authorized shares 1,000,000; 3,000 and 0 shares issued and outstanding; 350,000 votes per share at September 30, 2012 and December 31, 2011	532,391	-
Common stock, no par value; authorized shares 750,000,000; 565,291,689 and 414,388,151 issued and outstanding at September 30, 2012 and December 31, 2011	27,824,156	14,344,878
Accumulated deficit	(31,666,496)	(34,726,504)
Total stockholders' deficit	(3,309,949)	(20,381,626)
Total liabilities and stockholders' deficit	$184,906	$713,785

The accompanying notes form an integral part of these unaudited financial statements.

IMAGING3, INC.
DEBTOR IN POSSESSION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net revenues	$478,149	$313,804	$998,983	$796,776

Cost of goods sold	404,600	137,586	568,321	375,646
Gross profit	73,548	176,218	430,661	421,130

Operating expenses:
General and administrative expenses	121,103	794,872	1,506,053	1,860,299
Total operating expenses	121,103	794,872	1,506,053	1,860,299

Loss from operations	(47,555)	(618,654)	(1,075,392)	(1,439,169)

Other income (expense):
Reorganization items, net	(35,453)	-	(35,453)	-
Interest expense	(380,983)	202,299	(971,112)	178,463
Other income (expense), net	-	94,553	-	94,953
Gain (loss) on change in derivative liability	2,275,913	(863,602)	5,142,763	(2,452,883)
Total other income (expense)	1,859,477	(566,750)	4,136,198	(2,179,467)

Income (Loss) before income taxes	1,811,922	(1,185,404)	3,060,806	(3,618,636)

Provision for income taxes	-	-	800	800

Net income (loss)	$1,811,922	$(1,185,404)	$3,060,006	$(3,619,436)

Basic net income (loss) per share	$0.00	$(0.00)	$0.01	$(0.01)
Diluted net income (loss) per share	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average common stock outstanding - Basic	537,508,981	392,980,238	477,925,928	385,508,104
Weighted average common stock outstanding - Diluted	750,000,000	392,980,238	750,000,000	385,508,104

The accompanying notes form an integral part of these unaudited financial statements.

IMAGING3, INC.
DEBTOR IN POSSESSION
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,060,006	$(3,619,436)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Bad Debts	10,142	-
Depreciation and amortization	4,528	5,867
Preferred stock issued to officer	244,377	-
Inventory write-off	149,628	-
Amortization of note discount	920,547	-
Gain on settlement of accrued expenses	-	(172,190)
Shares issued for services	123,401	140,500
Loss (Gain) on change in derivative liability	(5,142,763)	2,452,883
(Increase) / decrease in current assets:
Accounts receivable	(34,508)	(23,603)
Inventory	(714)	(58,941)
Prepaid expenses and other assets	7,645	14,191
Increase / (decrease) in current liabilities:
Accounts payable	327,080	28,950
Accrued expenses	(283,735)	11,776
Deferred revenue	(16,342)	83,582
Equipment deposits	(89,250)	32,750
Net cash used for operating activities	(719,958)	(1,103,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer advance	244,650	-
Repayments of officer advance	(373,918)	(122,070)
Proceeds from sale of stock, net of offering costs	89,150	865,054
Proceeds from exercise of warrants	100,000	-
Proceeds from issuance of convertible notes	279,450	-
Net cash provided for financing activities	339,332	742,984

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(380,626)	(360,687)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	449,733	367,578

CASH & CASH EQUIVALENTS, ENDING BALANCE	$69,107	$6,891

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle accrued expenses	$-	$194,207
Conversion of notes payable to common stock	$407,133	$-

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

IMAGING3, INC.
Notes to Financial Statements

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred net losses and through the effective date of the Chapter 11 Reorganization Plan had an accumulated deficit. The continuing losses have adversely affected the liquidity of the Company.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.  The Company maintains its cash in bank deposit accounts that may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had no cash equivalents at September 30, 2012.

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

IMAGING3, INC.
Notes to Financial Statements

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

As of January 8, 2016, the Company is in default on certain of its covenants under the Plan.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  During the periods ended September 30, 2013, potentially dilutive securities were excluded from the computation of weighted average shares outstanding-diluted because their effect was anti-dilutive.

The components of basic and diluted earnings per share for the periods ended September 30, 2012 is as follows:

	Three Months Ended	Nine Months Ended
	Sep. 30, 2012	Sep. 30, 2012
Numerator
Net income attributable to common shareholders	$1,811,922	$3,060,006

Denominator
Weighted-average shares outstanding - basic	537,508,981	477,925,928
Dilutive effect of warrants and convertible notes	212,491,019	272,074,072
Weighted average shares outstanding – diluted	750,000,000	750,000,000

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments.  The Company utilizes various types of financing to fund its business needs, including convertible notes and warrants and other instruments not indexed to our stock.  The Company is required to record its derivative instruments at their fair value.  Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants to purchase common stock and convertible notes, which were cancelled upon emergence from bankruptcy.

IMAGING3, INC.
Notes to Financial Statements

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

Due to Officer

At September 30, 2012, the Company had balances due to the Chief Executive Officer of the Company of $297,220. The amount was due on demand, interest free and was secured by the assets of the Company.  Interest was not imputed since a portion of this amount represented unpaid salaries. This debt was converted to shares of common stock effective June 30, 2013 in accordance with the Company’s Chapter 11 Reorganization Plan.

3.                ACCOUNTS RECEIVABLE

All accounts receivable are trade related.  These receivables are current and management believes are collectible except for which a reserve has been provided.  The reserve amount for uncollectible accounts was $5,101 and $6,829 as of September 30, 2012 and December 31, 2011, respectively.

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

IMAGING3, INC.
Notes to Financial Statements

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

IMAGING3, INC.
Notes to Financial Statements

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

5.                ACCRUED EXPENSES

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory.  The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges.  The original amount was $104,052.  In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved.  In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed.  After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error.  Settlement was reached and the Company is currently paying $2,000 per month on a total liability of $49,748 as of September 30, 2012, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.

6.                INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.  The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of September 30, 2012.

IMAGING3, INC.
Notes to Financial Statements

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

A discount on the convertible promissory notes totaled $1,200,000.  This discount is amortized using the effective interest method over the term of the note.  The notes were due in October 2012 and the remaining note discount of $907,397 was amortized during the nine months ended September 30, 2012. During 2012, $407,133 of these convertible notes were converted into 73,655,130 shares of common stock at the option of the note holder. The remaining balance of convertible notes and accrued interest was settled by the issuance of common shares in connection with the Company’s Chapter 11 Reorganization Plan.

Convertible Notes – 2012 and 2013

During 2012 and the six months ended June 30, 2013, respectively, the Company issued convertible promissory notes in the aggregate amount of $342,950 and $652,215, for a total of $995,165. The notes are convertible into shares of common stock at 80% of the average 5 closing prices immediately preceding the applicable conversion date, but not less than $0.0119 per share. The conversion features were determined to be a derivative liability. In connection with these notes, the Company recognized a note discount of $71,545. Amortization of these note discounts amounted to $1,618 and $69,927 during 2012 and 2013, respectively. The notes were settled by the issuance of common shares in connection with the Company’s Chapter 11 Reorganization Plan.

8.                STOCKHOLDERS’ EQUITY

Preferred Stock

Successor

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company is authorized to issue 1,000,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of September 30, 2012, there were no shares of preferred stock outstanding.

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

The holder of the preferred stock along with other common share holdings, represented a controlling voting interest in the Company.  These shares of Series A Preferred Stock were cancelled pursuant to the Company’s Chapter 11 Reorganization Plan.

IMAGING3, INC.
Notes to Financial Statements

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

9.                DERIVATIVE LIABILITIES

The Company’s only asset or liability measured at fair value on a recurring basis was its derivative liability associated with warrants to purchase common stock and the conversion feature embedded in convertible promissory notes, all of which were cancelled or settled with successor company shares and/or warrants on the effective date of the Company’s Chapter 11 Reorganization Plan.

In connection with previous financing transactions, the Company issued warrants to purchase common stock and convertible promissory notes. These instruments included provisions that could result in a variable exercise price or a variable number of shares to be issued based on specified full-ratchet anti-dilution provisions. The “reset” provisions were triggered in the event the Company subsequently issued common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than contractually specified amounts. Upon triggering the “reset” provisions, the exercise / conversion price of the instrument would be reduce and/or the number of shares issuable upon exercise / conversion of the instrument would increase. In addition, the Company’s convertible notes were convertible at a price based on a discount of 80% of the volume weighted average price (VWAP) for a specified period prior to conversion. Accordingly, pursuant to ASC 815, these instruments were not considered to be solely indexed to the Company’s own stock and were not afforded equity treatment. As of September 30, 2012, the fair value of the Company’s derivative liabilities was estimated at $0.

10.              COMMITMENTS AND CONTINGENCIES

Litigation

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

IMAGING3, INC.
Notes to Financial Statements

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

IMAGING3, INC.
Notes to Financial Statements

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

The above appeals were heard by the Ninth Circuit Court of Appeals on December 9, 2015.  The court ruled in favor of the company on December 18, 2015.

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

The Company may have unresolved payroll tax matters for various fiscal years through 2014. Additional amounts may be assessed by the taxing authorities upon final resolution. As of September 30, 2012, the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

11.              RELATED PARTY TRANSACTION

The Company had a consulting agreement with the prior Chief Executive Officer of the Company under which he received compensation of $12,000 per month.  The prior Chief Executive Officer provided management, administrative, marketing, and financial services to the Company pursuant to the consulting agreement which was terminable on 30 days notice by either party.  The consulting agreement commenced on January 1, 2002 and continued until the adoption of the Company’s Chapter 11 Reorganization Plan, when it was terminated. As of September 30, 2012, the Company owed the former CEO $297,220 pursuant to this consulting agreement and advances.

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

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

We had revenues in the third quarter of 2012 of $998,983 compared to $796,776 in 2011, which represents a 26% increase.  The increase in revenue is due to increased sales. Our equipment sales were $530,690 in the first nine months of 2012, compared to $419,091 in the first nine months of 2011, representing an increase in equipment sales of $111,599 in 2012 or 27%.  Our service and parts sales for the third quarter of 2012 were $60,244 compared to $100,246 in the first nine months of 2011.  We will continue to focus on increasing revenue in this area as well.

Our cost of revenue was $568,321 in the third quarter of 2012 compared to $375,646 in the third quarter of 2011, which represents a increase of $192,675 or 52%. This increase is due in part to an increase in equipment costs.  We had an increase in gross profit margin in the third quarter of 2012 to $430,661 compared to $421,299 in the third quarter of 2011. Our operating expenses decreased to$1,506,053 in the third quarter of 2012 as compared to $1,860,299 in the third quarter of 2011, a 19% decrease mostly due to decreased legal fees. Our loss on operations decreased to $1,075,392 in the third quarter of 2012 compared to $1,439,169 in the third quarter of 2011, a 26% decrease.  This decrease is attributed to decreased general operating expense for this same period. There was a net income of $3,060,006 in the third quarter of 2012 compared to a net loss of $3,691,436 in the third quarter of 2011, primarily as a result of an increased gain on change in derivative liability.

Results of Operation for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

We had revenues in the third quarter of 2012 of $478,149 compared to $313,804 in 2011, which represents a 53% increase.  The increase in revenue is due to increased sales for the period. Our equipment sales were $299,655 in the third quarter of 2012, compared to $156,914 in the third quarter of 2011, representing an increase in equipment sales of $142,741 in 2011 or 91%.  Our service and parts sales for the third quarter of 2012 were $23,203 compared to $45,671 in the first third quarter of 2011.  We will continue to focus on increasing its revenue in this area as well.

Our cost of revenue was $404,600 in the third quarter of 2012 compared to $137,586 in the third quarter of 2011, which represents a increase of $267,014 or 194%. This increase is due in part to a increase in equipment cost. We had a decrease in gross profit margin in the third quarter of 2012 to $73,548 compared to $176,218 in the third quarter of 2011 due to increased cost of goods. Our operating expenses decreased to$121,103 in the third quarter of 2012 as compared to $794,872 in the third quarter of 2011. Our loss on operations decreased to $47,555 in the third quarter of 2012 compared to $618,654 in the third quarter of 2011.  This decrease is attributed to the overall decrease in general operating expense for this same period. Our net other income was $1,811,922 in the third quarter of 2012 compared to other expense of $1,185,404 in the third quarter of 2011, primarily as a result of an increased gain on change in derivative liability and decreased interest expense.

Liquidity and Capital Resources

The Company's cash position was $69,107 at September 30, 2012, compared to $449,733 at December 31, 2011.  The reason for the decrease in cash is primarily due to increased expenses.

As of September 30, 2012, the Company has a working capital deficit of $3,348,892 as compared to a loss of $19,424,663 at September 30, 2011. The reason for the increase in working capital is primarily due to elimination of the derivative liability account, stock subscription payable and decreased prepetition expenses.

Net cash used in operating activities amounted to $719,958 for the nine month period ended September 30, 2012, as compared to net cash used in operating activities of $1,103,671for the nine month period ended September 30, 2011.  The decrease in 2012 as compared to 2011 resulted from larger gains in amortization of note discount in 2012 as compared to 2011.

Net cash provided by financing activities amounted to $339,332 and $742,984 for the nine month periods ended September 30, 2012 and 2011, respectively.  The decrease in 2012 as compared to 2011 resulted from repayments of officer advances as well as less proceeds from sale of stock.

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

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the years ended December 31, 2014, 2013, and 2012.  In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging 3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2011, we had identified the following material weaknesses which still exist as of September 30, 2012 and through the date of this report:

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

3. As of December 31, 2011 and as of the date of this report, we did not maintain adequate segregation of duties.  Accordingly, management has determined that this control deficiently constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The above appeals were heard by the Ninth Circuit Court of Appeals on December 9, 2015.  The court ruled in favor of the company on December 18, 2015.

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

The Company may have unresolved payroll tax matters for various fiscal years through 2014. Additional amounts may be assessed by the taxing authorities upon final resolution. As of September 30, 2012, the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

Item 1A.           Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this quarterly report.

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