Form 10-Q
period 2013-03-31
IMAGING3 INC
filed 2016-01-12
CIK 1205181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2013
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

PART I.            FINANCIAL INFORMATION

Item 1.              Financial Statements (Unaudited)

IMAGING3, INC.
DEBTOR IN POSSESSION
BALANCE SHEETS
AT MARCH 31, 2013 AND DECEMBER 31, 2012

	(Unaudited)
	3/31/2013	12/31/2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,693	$6,869
Accounts receivable, net	2,358	19,518
Prepaid expenses	2,870	2,719
Total current assets	30,921	29,106

PROPERTY AND EQUIPMENT, net	3,292	4,442

Total assets	$34,213	$33,548

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:

Accounts payable	$397,356	$158,853
Deferred revenue	105,963	114,096
Total current liabilities not subject to compromise	503,319	272,949

CURRENT LIABILITIES SUBJECT TO COMPROMISE:
Accounts payable and accrued expenses	2,000,624	2,078,182
Due to an officer	386,000	350,000
Convertible notes payable, net of discount	1,261,567	1,065,890
Total current liabilities subject to compromise	3,648,191	3,494,072

Total Current Liabilities	4,151,510	3,767,021

STOCKHOLDERS' DEFICIT:
Preferred stock, authorized shares 1,000,000; 3,000 and 0 shares issued and outstanding; 350,000 votes per share at September 30, 2012 and December 31, 2011	532,391	532,391
Common stock, no par value; authorized shares 750,000,000; 565,291,689 and 414,388,151 issued and outstanding at September 30, 2012 and December 31, 2011	27,824,156	27,824,156
Accumulated deficit	(32,473,844)	(32,090,020)
Total stockholders' deficit	(4,117,297)	(3,733,473)
Total liabilities and stockholders' deficit	$34,213	$33,548

The accompanying notes form an integral part of these unaudited financial statements.

IMAGING3, INC.
DEBTOR IN POSSESSION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2013	2012

Net revenues	$122,560	$209,478

Cost of goods sold	26,083	49,351
Gross profit	96,477	160,127

Operating expenses:
General and administrative expenses	236,257	893,752
Total operating expenses	236,257	893,752

Loss from operations	(139,780)	(733,625)

Other income (expense):
Reorganization items, net	(175,009)	-
Interest expense	(69,927)	(360,882)
Other income (expense), net	892	71,987
Gain (loss) on change in derivative liability	-	(555,003)
Total other income (expense)	(244,044)	(843,898)

Income (Loss) before income taxes	(383,824)	(1,577,523)

Provision for income taxes	-	-

Net income (loss)	$(383,824)	$(1,577,523)

Basic net income (loss) per share	$(0.00)	$(0.00)
Diluted net income (loss) per share	$(0.00)	$(0.00)

Weighted average common stock outstanding - Basic	565,291,689	417,221,377
Weighted average common stock outstanding - Diluted	565,291,689	417,221,377

The accompanying notes form an integral part of these unaudited financial statements.

IMAGING3, INC.
DEBTOR IN POSSESSION
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(383,824)	$(1,577,523)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	1,150	1,150
Preferred stock issued to officer	-	244,377
Amortization of note discount	69,927	302,980
Shares issued for services	-	37,500
Loss (Gain) on change in derivative liability	-	555,003
(Increase) / decrease in current assets:
Accounts receivable	17,160	(1,514)
Inventory	-	(100,783)
Prepaid expenses and other assets	(151)	3,582
Increase / (decrease) in current liabilities:
Accounts payable	196,945	(30,329)
Deferred revenue	(8,133)	(25,190)
Equipment deposits	-	61,350
Net cash used for operating activities	(106,926)	(529,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer advance	-	36,000
Repayments of officer advance	-	(50,000)
Proceeds from sale of stock, net of offering costs	-	89,150
Proceeds from exercise of warrants	-	100,000
Proceeds from issuance of notes payable	125,750	-
Net cash provided for financing activities	125,750	175,150

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	18,824	(354,247)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,869	449,733

CASH & CASH EQUIVALENTS, ENDING BALANCE	$25,693	$95,486

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

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.  The Company follows the same accounting policies in preparation of interim reports.  Results of operations for the interim periods are not indicative of annual results.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.  The Company maintains its cash in bank deposit accounts that may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had no cash equivalents at March 31, 2013.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  During the periods ended March 31, 2013, potentially dilutive securities were excluded from the computation of weighted average shares outstanding-diluted because their effect was anti-dilutive.

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

IMAGING3, INC.
Notes to Financial Statements

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

3.           ACCOUNTS RECEIVABLE

All accounts receivable are trade related.  These receivables are current and management believes are collectible except for which a reserve has been provided. The reserve amount for uncollectible accounts was $-0- and $4,502 as of March 31, 2013 and December 31, 2012, respectively.

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

IMAGING3, INC.
Notes to Financial Statements

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

IMAGING3, INC.
Notes to Financial Statements

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

5.           ACCRUED EXPENSES

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory.  The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges.  The original amount was $104,052.  In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved.  In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed.  After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error.  Settlement was reached and the Company is currently paying $2,000 per month on a total liability of $49,748 as of March 31, 2013, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.

6.           INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.  The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of March 31, 2013.

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

8.           STOCKHOLDERS’ EQUITY

Preferred Stock

Successor

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company is authorized to issue 1,000,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of March 31, 2013, there were no shares of preferred stock outstanding.

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

There were no common stock transactions in the predecessor company during the three months ended March 31, 2013.

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

In connection with previous financing transactions, the Company issued warrants to purchase common stock and convertible promissory notes. These instruments included provisions that could result in a variable exercise price or a variable number of shares to be issued based on specified full-ratchet anti-dilution provisions. The “reset” provisions were triggered in the event the Company subsequently issued common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than contractually specified amounts. Upon triggering the “reset” provisions, the exercise / conversion price of the instrument would be reduce and/or the number of shares issuable upon exercise / conversion of the instrument would increase. In addition, the Company’s convertible notes were convertible at a price based on a discount of 80% of the volume weighted average price (VWAP) for a specified period prior to conversion. Accordingly, pursuant to ASC 815, these instruments were not considered to be solely indexed to the Company’s own stock and were not afforded equity treatment. As of December 31, 2012, the fair value of the Company’s derivative liabilities was estimated at $0 and management estimated that there was no change in value during the three months ended March 31, 2013.

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

IMAGING3, INC.
Notes to Financial Statements

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

The Company may have unresolved payroll tax matters for various fiscal years through 2014. Additional amounts may be assessed by the taxing authorities upon final resolution. As of March 31, 2013, the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

11.         RELATED PARTY TRANSACTION

The Company had a consulting agreement with the prior Chief Executive Officer of the Company under which he received compensation of $12,000 per month.  The prior Chief Executive Officer provided management, administrative, marketing, and financial services to the Company pursuant to the consulting agreement which was terminable on 30 days notice by either party.  The consulting agreement commenced on January 1, 2002 and continued until the adoption of the Company’s Chapter 11 Reorganization Plan, when it was terminated. As of March 31, 2013, the Company owed the former CEO $386,000 pursuant to this consulting agreement and advances.

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

Results of Operation for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

We had revenues in the first quarter of 2013 of $122,560 compared to $209,478 in 2012, which represents a 42% decrease.  The decrease in revenue is due to decreased sales. Our equipment sales were $23,800 in the first three months of 2013, compared to $55,535 in the first three months of 2012, representing a decrease in equipment sales of $31,735 in 2013 or 58%.  Our service and parts sales for the first quarter of 2013 were $16,750 compared to $19,058 in the first three months of 2012.  The company will continue to focus on increasing its revenue in this area as well.

Our cost of revenue was $26,083 in the first quarter of 2013 compared to $49,351 in the first quarter of 2012, which represents a decrease of $23,268 or 48%. This decrease is due in part to a decrease in sales and in part to the decrease in cost of parts and service parts.  We had a decrease in gross profit margin in the first quarter of 2013 to $96,477 compared to $160,127 in the first quarter of 2012. Our operating expenses decreased to$236,257 in the first quarter of 2013 as compared to $893,752 in the first quarter of 2012, a 74% decrease mostly due to decreased legal fees. Our loss on operations decreased to $139,780 in the first quarter of 2013 compared to $733,625 in the first quarter of 2012, an 81% decrease.  This decrease is attributed to the overall decrease in general operating expense for this same period. Our net loss was $383,824 in the first quarter of 2013 compared to $1,577,523 in the first quarter of 2012, primarily as a result of a decreased loss on change in derivative liability and decreased interest expense and General Administration expense.

Liquidity and Capital Resources

The Company's cash position was $25,693 at March 31, 2013, compared to $6,869 at December 31, 2012.  The reason for the increase in cash is primarily due to investor funds.

As of March 31, 2013, the Company has a working capital deficit of $4,120,589 as compared to 3,737,915 at December 31, 2012. The reason for the decrease in working capital is primarily due to the overall bankruptcy proceedings.

Net cash used in operating activities amounted to $106,926 for the three month period ended March 31, 2013, as compared to net cash used in operating activities of $529,397 for the three month period ended March 31, 2012.  The decrease in 2013 as compared to 2012 resulted from declining operations during the bankruptcy petition.

Net cash provided by financing activities amounted to $125,750 and $175,150 for the three month periods ended March 31, 2013 and 2012, respectively.  The decrease in 2013 as compared to 2012 resulted from a decrease in proceeds from the issuance and sale of stock during the period.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging 3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2012, we had identified the following material weaknesses which still exist as of March 31, 2013 and through the date of this report:

1.  As of December 31, 2012 and as of the date of this report, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of December 31, 2012 and as of the date of this report, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. As of December 31, 2012 and as of the date of this report, we did not maintain adequate segregation of duties.  Accordingly, management has determined that this control deficiently constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company may have unresolved payroll tax matters for various fiscal years through 2014. Additional amounts may be assessed by the taxing authorities upon final resolution. As of March 31, 2013, the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

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

Dated: January 12, 2016

/s/ Dane Medley
Dane Medley, Chief Executive Officer
and Chairman (Principal Executive Officer)

Dated: January 12, 2016

/s/ Xavier Aguilera
Xavier Aguilera, Chief Financial Officer,
Secretary, and Executive Vice President
(Principal Financial/Accounting Officer)