Form 10-Q
period 2013-09-30
IMAGING3 INC
filed 2016-01-12
CIK 1205181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2013
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
As of January 7, 2016, the number of shares outstanding of the registrant’s class of common stock was 190,876,393.

PART I.            FINANCIAL INFORMATION

Item 1.               Financial Statements (Unaudited)

IMAGING3, INC.
BALANCE SHEETS
AT SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	(Unaudited)
	9/30/2013	12/31/2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,692	$6,869
Accounts receivable, net	38,709	19,518
Prepaid expenses	2,870	2,719
Total current assets	53,271	29,106

PROPERTY AND EQUIPMENT, net	-	4,442

Total assets	$53,271	$33,548

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:

Accounts payable and accrued expenses	$934,730	$158,853
Notes payable	42,500	-
Deferred revenue	121,312	114,096
Total current liabilities not subject to compromise	1,098,542	272,949

CURRENT LIABILITIES SUBJECT TO COMPROMISE:
Accounts payable and accrued expenses	-	2,078,182
Due to an officer	-	350,000
Convertible notes payable, net of discount	-	1,065,890
Total current liabilities subject to compromise	-	3,494,072

Total Current Liabilities	1,098,542	3,767,021

STOCKHOLDERS' DEFICIT:
Predecessor preferred stock, $0.001 par value	-	532,391
Predecessor common stock, no par value	-	27,824,156
Successor preferred stock, authorized 1,000,000, no par value	-	-
Successor common stock, authorized 1,000,000,000, no par value	4,100,000	-
Accumulated deficit	(5,145,271)	(32,090,020)
Total stockholders' deficit	(1,045,271)	(3,733,473)
Total liabilities and stockholders' deficit	$53,271	$33,548

The accompanying notes form an integral part of these unaudited financial statements.

IMAGING3, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	SUCCESSOR	PREDECESSOR
	Three months ended September 30, 2013	Three months ended September 30, 2012

Net revenues	$242,545	$478,149

Cost of goods sold	125,429	404,600
Gross profit	117,116	73,549

Operating expenses:
General and administrative expenses	231,986	121,103
Total operating expenses	231,986	121,103

Loss from operations	(114,870)	(47,554)

Other income (expense):
Reorganization items, net	(189,817)	(35,453)
Interest expense	(645)	(380,983)
Other income (expense), net	-	-
Impairment of goodwill	(4,839,139)
Gain (loss) on change in derivative liability	-	2,275,913
Total other income (expense)	(5,029,601)	1,859,477

Income (Loss) before income taxes	(5,144,471)	1,811,923

Provision for income taxes	800	-

Net income (loss)	$(5,145,271)	$1,811,923

Basic net income (loss) per share	$(0.04)	$0.00
Diluted net income (loss) per share	$(0.04)	$0.00

Weighted average common stock outstanding - Basic	138,544,393	537,508,981
Weighted average common stock outstanding - Diluted	138,544,393	750,000,000

The accompanying notes form an integral part of these unaudited financial statements.

IMAGING3, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	SUCCESSOR	PREDECESSOR	PREDECESSOR
	Three months ended September 30, 2013	Six months ended June 30, 2013	Nine months ended September 30, 2012

Net revenues	$242,545	$255,079	$998,983

Cost of goods sold	125,429	111,508	568,321
Gross profit	117,116	143,571	430,662

Operating expenses:
General and administrative expenses	231,986	755,779	1,506,053
Total operating expenses	231,986	755,779	1,506,053

Loss from operations	(114,870)	(612,208)	(1,075,391)

Other income (expense):
Reorganization items, net	(189,817)	(350,018)	(35,453)
Interest expense	(645)	(8,854)	(971,112)
Other income (expense), net	-	(90,676)	-
Impairment of goodwill	(4,839,139)	-	-
Gain (loss) on change in derivative liability	-	-	5,142,763
Total other income (expense)	(5,029,601)	(449,548)	4,136,198

Income (Loss) before income taxes	(5,144,471)	(1,061,756)	3,060,807

Provision for income taxes	800	-	800

Net income (loss)	$(5,145,271)	$(1,061,756)	$3,060,007

Basic net income (loss) per share	$(0.04)	$(0.00)	$0.01
Diluted net income (loss) per share	$(0.04)	$(0.00)	$0.00

Weighted average common stock outstanding - Basic	138,544,393	565,291,689	477,925,928
Weighted average common stock outstanding - Diluted	138,544,393	565,291,689	750,000,000

The accompanying notes form an integral part of these unaudited financial statements.

IMAGING3, INC.
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	SUCCESSOR	PREDECESSOR	PREDECESSOR
	Three months ended September 30, 2013	Six months ended June 30, 2013	Nine months ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,145,271)	$(1,061,756)	$3,060,006
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Bad debts	-	-	10,142
Impairment of goodwill	4,839,139	-	-
Depreciation and amortization	-	4,442	4,528
Preferred stock issued to officer	-	-	244,377
Inventory write-off	-	-	149,628
Amortization of note discount	-	69,927	920,547
Shares issued for services	-	-	123,401
Loss (Gain) on change in derivative liability	-	-	(5,142,763)
(Increase) / decrease in current assets:
Accounts receivable	(25,590)	6,399	(34,508)
Inventory	-	-	(714)
Prepaid expenses and other assets	-	(151)	7,645
Increase / (decrease) in current liabilities:
Accounts payable	125,554	532,699	43,345
Deferred revenue	66,531	(59,315)	(16,342)
Equipment deposits	-	-	(89,250)
Net cash used for operating activities	(139,637)	(507,755)	(719,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer advance	-	-	244,650
Repayments of officer advance	-	-	(373,918)
Proceeds from sale of stock, net of offering costs	-	-	89,150
Proceeds from exercise of warrants	-	-	100,000
Proceeds from issuance of notes payable	42,500	609,715	279,450
Net cash provided for financing activities	42,500	609,715	339,332

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(97,137)	101,960	(380,626)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	108,829	6,869	449,733

CASH & CASH EQUIVALENTS, ENDING BALANCE	$11,692	$108,829	$69,107

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

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.  The Company follows the same accounting policies in preparation of interim reports.  Results of operations for the interim periods are not indicative of annual results.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.  The Company maintains its cash in bank deposit accounts that may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had no cash equivalents at September 30, 2013.

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

Goodwill

Goodwill reported in the Successor period represents the reorganizational value of assets in excess of amounts allocated to identified tangible and intangible assets. Goodwill is not amortized, but is required to be assessed for impairment at least annually or when events or circumstances change that would indicate that goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends or significant under-performance relative to expected historical or projected future results of operations. The Company tests goodwill for impairment at the reporting unit level, which is one level below or the same as an operating segment. As of September 30, 2013, the Company has one operating segment.

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

During the three months ended September 30, 2013 the Successor Company determined that the entire balance of the Goodwill recognized during the application of fresh-start reporting, which amounted to $4,839,139, was impaired. As such, the Successor Company recognized an impairment charge of $4,839,139 in its statement of operations during the three months ended September 30, 2013.

Following is a summary of goodwill activity during the periods ended September 30, 2013.

December 31, 2012	$-
Recognition of goodwill in fresh-start	4,839,139
July 1, 2013 (Successor Company)	4,839,139
Impairment of goodwill	(4,839,139)
September 30, 2013 (Successor Company)	$-

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

IMAGING3, INC.
Notes to Financial Statements

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

As of January 08, 2016, the Company is in default on certain of its covenants under the Plan.

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

IMAGING3, INC.
Notes to Financial Statements

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

3.           ACCOUNTS RECEIVABLE

All accounts receivable are trade related.  These receivables are current and management believes are collectible except for which a reserve has been provided.  The reserve amount for uncollectible accounts was $4,502 and $4,502 as of September 30, 2013 and December 31, 2012, respectively.

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

IMAGING3, INC.
Notes to Financial Statements

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

IMAGING3, INC.
Notes to Financial Statements

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

IMAGING3, INC.
Notes to Financial Statements

5.           PROPERTY AND EQUIPMENT

Net property and equipment were as follows:

September 30, 2013
Furniture and office equipment	$-0-
Less accumulated depreciation	-0-
Net Property and Equipment	$-0-

Depreciation expenses were $4,442 and $4,502 for the nine months ended September 30, 2013 and 2012, respectively.  During the year 2013, net property and equipment were fully depreciated.

6.           ACCRUED EXPENSES

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory.  The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges.  The original amount was $104,052.  In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved.  In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed.  After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error.  Settlement was reached and the Company is currently paying $2,000 per month on a total liability of $49,748 as of September 30, 2013, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.

7.           INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.  The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of September 30, 2013.

IMAGING3, INC.
Notes to Financial Statements

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

Convertible Notes – 2012 and 2013

During 2012 and the nine months ended September 30, 2013, respectively, the Company issued convertible promissory notes in the aggregate amount of $342,950 and $652,215, for a total of $995,165. The notes are convertible into shares of common stock at 80% of the average 5 closing prices immediately preceding the applicable conversion date, but not less than $0.0119 per share. The conversion features were determined to be a derivative liability. In connection with these notes, the Company recognized a note discount of $71,545. Amortization of these note discounts amounted to $1,618 and $69,927 during 2012 and 2013, respectively. The notes were settled by the issuance of common shares in connection with the Company’s Chapter 11 Reorganization Plan.

Notes Payable - 2013

During the three months ended September 30, 2013, the Company issued promissory notes in the aggregate amount of $42,500. These notes bear interest at 7% per annum and were due on June 30, 2014. The notes are secured by substantially all assets of the Company.

9.           STOCKHOLDERS’ EQUITY

Preferred Stock

Successor

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company is authorized to issue 1,000,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of September 30, 2013, there were no shares of preferred stock outstanding.

Predecessor

Prior to the Chapter 11 Reorganization Plan, the Company was authorized to issue up to 1,000,000 shares of preferred stock.  During 2012, the Company issued 3,000 shares of Series A Preferred Stock to the Company’s prior Chief Executive Officer. These shares were valued at $532,391 and recognized as an expense between 2011 and 2012.

IMAGING3, INC.
Notes to Financial Statements

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

IMAGING3, INC.
Notes to Financial Statements

11.        COMMITMENTS AND CONTINGENCIES

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

The above appeals were heard by the Ninth Circuit Court of Appeals on December 9, 2015.  As of December 9, 2015 the company won the appeals on December 18, 2015.

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

The Company may have unresolved payroll tax matters for various fiscal years through 2014. Additional amounts may be assessed by the taxing authorities upon final resolution. As of September 30, 2013, the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

12.         RELATED PARTY TRANSACTION

The Company had a consulting agreement with the prior Chief Executive Officer of the Company under which he received compensation of $12,000 per month.  The prior Chief Executive Officer provided management, administrative, marketing, and financial services to the Company pursuant to the consulting agreement which was terminable on 30 days notice by either party.  The consulting agreement commenced on January 1, 2002 and continued until the adoption of the Company’s Chapter 11 Reorganization Plan, when it was terminated. As of September 30, 2013, the Company owed the former CEO $0 pursuant to this consulting agreement and advances.

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

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

We had revenues in the third quarter of 2013 of $497,624 compared to $998,983 in 2012, which represents a 51% decrease.  The decrease in revenue is due to decreased sales. Our equipment sales were $61,000 in the first nine months of 2013, compared to $526,500 in the first nine months of 2012, representing a decrease in equipment sales of $465,500 in 2013 or 89%.  Our service and parts sales for the third quarter of 2013 were $59,780 compared to $58,844 in the first nine months of 2012.  We will continue to focus on increasing its revenue in this area as well.

Our cost of revenue was $236,937 in the third quarter of 2013 compared to $568,321 in the third quarter of 2012, which represents a decrease of $331,384 or 59%. This decrease is due in part to a decrease in equipment costs.  We had a decrease in gross profit margin in the third quarter of 2013 to $260,687 compared to $430,662 in the third quarter of 2012. Our operating expenses decreased to$987,765 in the third quarter of 2013 as compared to $1,506,053 in the third quarter of 2012, a 35% decrease mostly due to decreased legal fees. Our loss on operations decreased to $727,078 in the third quarter of 2013 compared to $1,075,391 in the third quarter of 2012, a 33% decrease.  This decrease is attributed to the decrease in general operating expense for this same period. Our net loss was $6,207,027 in the third quarter of 2013 compared to net income of $3,060,007 in the third quarter of 2012, primarily as a result of a decreased on change in derivative liability and increased interest expense as well as impairment.

Results of Operation for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

We had revenues in the third quarter of 2013 of $242,545 compared to $498,149 in 2012, which represents a 52% decrease.  The decrease in revenue is due to decreased sales. Our equipment sales were $50,675 in the third quarter of 2013, compared to $299,655 in the third quarter of 2012, representing a decrease in equipment sales of $248,980 in 2013 or 83%.  Our service and parts sales for the third quarter of 2013 were $22,890 compared to $23,203 in the first third quarter of 2012.  We will continue to focus on increasing its revenue in this area as well.

Our cost of revenue was $125,429 in the third quarter of 2013 compared to $404,600 in the third quarter of 2012, which represents a decrease of $279,171 or 69%. This decrease is due in part to a decrease in sales for the period. We had a increase in gross profit margin in the third quarter of 2013 to $117,116 compared to $73,549 in the third quarter of 2012. Our operating expenses increased to$231,986 in the third quarter of 2013 as compared to $121,103 in the third quarter of 2012. Our loss on operations increased to $114,870 in the third quarter of 2013 compared to a gain of $47,554 in the third quarter of 2012.  This increase is attributed to the overall increase in general operating expense for this same period. Our net loss was $5,145,271 in the third quarter of 2013 compared to $1,811,923 of net income in the third quarter of 2012, primarily as a result of impairment of Goodwill.

Liquidity and Capital Resources

The Company's cash position was $11,692 at September 30, 2013, compared to $6,869 at December 31, 2012.  The reason for the increase in cash is primarily due to decreased expenses.

As of September 30, 2013, the Company has a working capital deficit of $1,045,271 as compared to $3,737,915 at September 30, 2012. The reason for the decrease in working capital is due to the company’s reorganization.

Net cash used in operating activities amounted to $647,392 for the nine month period ended September  30, 2013, as compared to net cash used in operating activities of $719,958 for the nine month period ended September 30, 2012.  The decrease in 2013 as compared to 2012 resulted from larger reductions in accrued expenses and deferred revenue in 2013 as compared to 2012.

Net cash provided by financing activities amounted to $652,215 and $339,332 for the nine month periods ended September 30, 2013 and 2012, respectively.  The increase in 2013 as compared to 2012 resulted from a increase in proceeds from convertible notes.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging 3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2012, we had identified the following material weaknesses which still exist as of September 30, 2013 and through the date of this report:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The above appeals were heard by the Ninth Circuit Court of Appeals on December 9, 2015.  The company has won these appeals on December 18, 2015.

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

The Company may have unresolved payroll tax matters for various fiscal years through 2014. Additional amounts may be assessed by the taxing authorities upon final resolution. As of September 30, 2013, the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

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