Form 10-Q
period 2014-03-31
IMAGING3 INC
filed 2016-01-13
CIK 1205181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2014
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

As of January 8, 2016 the number of shares outstanding of the registrant’s class of common stock was 190,876,393.

PART I.            FINANCIAL INFORMATION

Item 1.              Financial Statements (Unaudited)

IMAGING3, INC.
 BALANCE SHEETS
AT MARCH 31, 2014 AND DECEMBER 31, 2013

	(Unaudited)
	3/31/2014	12/31/2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$40,178	$8,014
Accounts receivable, net	5,663	21,211
Prepaid expenses	9,406	1,851
Total current assets	55,247	31,076

PROPERTY AND EQUIPMENT, net	-	-

Total assets	$55,247	$31,076

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses	$1,267,568	$1,180,728
Notes payable	42,500	42,500
Deferred revenue	174,330	151,230
Total Current Liabilities	1,484,398	1,374,458

STOCKHOLDERS' DEFICIT:
Successor preferred stock, authorized 1,000,000, no par value	-	-
Successor common stock, authorized 1,000,000,000, no par value	4,153,197	4,120,000
Accumulated deficit	(5,582,348)	(5,463,382)
Total stockholders' deficit	(1,429,151)	(1,343,382)
Total liabilities and stockholders' deficit	$55,247	$31,076

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	SUCCESSOR	PREDECESSOR
	Three months ended March 31, 2014	Three months ended March 31, 2013

Net revenues	$191,024	$122,560

Cost of goods sold	21,504	26,083
Gross profit	169,520	96,477

Operating expenses:
General and administrative expenses	289,401	236,257
Total operating expenses	289,401	236,257

Loss from operations	(119,881)	(139,780)

Other income (expense):
Reorganization items, net	-	(175,009)
Interest expense	(2,610)	(69,927)
Other income (expense), net	3,525	892
Total other income (expense)	915	(244,044)

Income (Loss) before income taxes	(118,966)	(383,824)

Provision for income taxes	-	-

Net income (loss)	$(118,966)	$(383,824)

Net income (loss) per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average common stock outstanding - Basic and diluted	140,986,637	565,291,689

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2014 AND 2013
(UNAUDITED)

	SUCCESSOR	PREDECESSOR
	Three months ended March 31, 2014	Three months ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(118,966)	$(383,824)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	-	1,150
Shares issued for services	23,197	-
Amortization of note discount	-	69,927
(Increase) / decrease in current assets:
Accounts receivable	15,548	17,160
Prepaid expenses and other assets	(7,555)	(151)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	86,840	196,945
Deferred revenue	23,100	(8,133)
Net cash used for operating activities	22,164	(106,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,000	-
Proceeds from issuance of notes payable	-	125,750
Net cash provided for financing activities	10,000	125,750

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	32,164	18,824

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	8,014	6,869

CASH & CASH EQUIVALENTS, ENDING BALANCE	$40,178	$25,693

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

IMAGING3, INC.
Notes to Financial Statements

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.  The Company maintains its cash in bank deposit accounts that may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had no cash equivalents at March 31, 2014.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  During 2014 and 2013, potentially dilutive securities were excluded from the computation of weighted average shares outstanding-diluted because their effect was anti-dilutive.

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

3.      ACCOUNTS RECEIVABLE

All accounts receivable are trade related.  These receivables are current and management believes are collectible except for which a reserve has been provided. The reserve amount for uncollectible accounts was $-0-  and $4,502 as of March 31, 2014 and December 31, 2013, respectively.

4.      PROPERTY AND EQUIPMENT

Net property and equipment were as follows:

March 31, 2014
Furniture and office equipment	$-0-
Less accumulated depreciation	-0-
Net Property and Equipment	$-0-

Depreciation expenses were $-0- and $1,150 for the three months ended March 31, 2014 and 2013, respectively.

5.      ACCRUED EXPENSES

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory.  The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges.  The original amount was $104,052.  In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved.  In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed.  After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error.  Settlement was reached and the Company is currently paying $2,000 per month on a total liability of $49,748 as of March 31, 2014, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.

IMAGING3, INC.
Notes to Financial Statements

6.      INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.  The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of March 31, 2014.

7.    NOTES PAYABLE

During 2013, the Company issued promissory notes in the aggregate amount of $42,500. These notes bear interest at 7% per annum and were due on June 30, 2014. The notes are secured by substantially all assets of the Company.  The Company is in default under the terms of these notes.

8.      STOCKHOLDERS’ EQUITY

Preferred Stock

Successor

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company is authorized to issue 1,000,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of March 31, 2014, there were no shares of preferred stock outstanding.

Common Stock

Successor

The Company is authorized to issue 1,000,000,000 shares of no par value common stock.

During the three months ended March 31, 2014, the Company issued 2,063,000 shares of common stock for services, valued at $23,197.

During the three months ended March 31, 2014, the Company issued 400,000 shares of common stock for cash proceeds of $10,000.

Warrants

Pursuant to the Chapter 11 Reorganization Plan, the Company issued 7,861,472 and 10,287,224 warrants to purchase common stock to Gemini Master Fund, Ltd and Alpha Capital, respectively. These warrants are exercisable at an exercise price of $0.000001 per share and expire July 30, 2023.

IMAGING3, INC.
Notes to Financial Statements

9.      COMMITMENTS AND CONTINGENCIES

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

The Company may have unresolved payroll tax matters for various fiscal years through 2014. Additional amounts may be assessed by the taxing authorities upon final resolution. As of March 31, 2014, the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

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

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

We had revenues in the first quarter of 2014 of $191,024 compared to $122,560 in 2013, which represents a 56% increase.  The increase in revenue is due to increased sales. Our equipment sales were $23,800 in the first three months of 2014, compared to $55,535 in the first three months of 2013, representing a decrease in equipment sales of $31,735 in 2014 or 58%.  Our service and parts sales for the first quarter of 2014 were $16,750 compared to $19,058 in the first three months of 2013.  We will continue to focus on increasing its revenue in this area as well.

Our cost of revenue was $21,504 in the first quarter of 2014 compared to $26,083 in the first quarter of 2013, which represents a decrease of $4,579 or 18%. This decrease is due in part to a decrease in cost of parts and service parts.  We had an increase in gross profit margin in the first quarter of 2014 to $169,504 compared to $96,477 in the first quarter of 2013. Our operating expenses increased to$289,401 in the first quarter of 2014 as compared to $236,257 in the first quarter of 2013, a 23% increase mostly due to increased legal fees. Our loss on operations decreased to $119,881 in the first quarter of 2014 compared to $139,780 in the first quarter of 2013, a 15% decrease.  This decrease is attributed to the overall increase in general operating expense for this same period. Our net loss was $118,966 in the first quarter of 2014 compared to $383,824 in the second quarter of 2013, primarily as a result of increased sales and increased operating expense.

Liquidity and Capital Resources

The Company's cash position was $40,178 at March 31, 2014, compared to $8,014 at December 31, 2013.  The reason for the increase in cash is primarily due to investor income.

As of March 31, 2014, the Company has a working capital deficit of $1,429,151 as compared to $1,343,382 at December 31, 2013. The reason for the decrease in working capital is primarily due to the increase in the Company’s reorganization expense.

Net cash provided by operating activities amounted to a $22,164 for the three month period ended March 31, 2014, as compared to net cash used in operating activities of $106,926 for the three month period ended March 31, 2013.  The increase in 2014 as compared to 2013 resulted from larger reductions in accrued expenses, accounts payable and deferred revenue in 2014 as compared to 2013.

Net cash provided by financing activities amounted to $10,000 and $125,750 for the three month periods ended March 31, 2014 and 2013, respectively.  The decrease in 2014 as compared to 2013 resulted from a decrease in proceeds from the issuance and sale of stock and notes during the period.

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

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the years ended December 31, 2014, 2013 and 2012.  In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging 3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2013, we had identified the following material weaknesses which still exist as of March 31, 2014 and through the date of this report:

1.  As of December 31, 2013 and as of the date of this report, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of December 31, 2013 and as of the date of this report, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. As of December 31, 2013 and as of the date of this report, we did not maintain adequate segregation of duties.  Accordingly, management has determined that this control deficiently constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The above appeals were heard by the Ninth Circuit Court of Appeals on December 9, 2015.  The final ruling was in favor of the company made on December 18, 2014.

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

The Company may have unresolved payroll tax matters for various fiscal years through 2014. Additional amounts may be assessed by the taxing authorities upon final resolution. As of March 31, 2014, the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

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