Form 10-Q
period 2014-06-30
IMAGING3 INC
filed 2016-01-13
CIK 1205181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2014
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

PART I.            FINANCIAL INFORMATION

Item 1.              Financial Statements (Unaudited)

IMAGING3, INC.
BALANCE SHEETS
AT JUNE 30, 2014 AND DECEMBER 31, 2013

	(Unaudited)
	6/30/2014	12/31/2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,410	$8,014
Accounts receivable, net	22,040	21,211
Prepaid expenses	4,456	1,851
Total current assets	38,906	31,076

PROPERTY AND EQUIPMENT, net	-	-

Total assets	$38,906	$31,076

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses	$1,318,110	$1,180,728
Notes payable	42,500	42,500
Deferred revenue	134,396	151,230
Total Current Liabilities	1,495,006	1,374,458

STOCKHOLDERS' DEFICIT:
Successor preferred stock, authorized 1,000,000, no par value	-	-
Successor common stock, authorized 1,000,000,000, no par value	4,281,197	4,120,000
Accumulated deficit	(5,737,297)	(5,463,382)
Total stockholders' deficit	(1,456,100)	(1,343,382)
Total liabilities and stockholders' deficit	$38,906	$31,076

The accompanying notes form an integral part of these unaudited financial statements.

IMAGING3, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013

Net revenues	$132,493	$132,519	$323,517	$255,079

Cost of goods sold	43,109	85,425	64,613	111,508
Gross profit	89,384	47,094	258,904	143,571

Operating expenses:
General and administrative expenses	243,863	519,522	533,264	755,779
Total operating expenses	243,863	519,522	533,264	755,779

Loss from operations	(154,479)	(472,428)	(274,360)	(612,208)

Other income (expense):
Reorganization items, net	-	(175,009)	-	(350,018)
Interest expense	(1,774)	61,073	(4,384)	(8,854)
Other income (expense), net	1,304	(91,568)	4,829	(90,676)
Total other income (expense)	(470)	(205,504)	445	(449,548)

Income (Loss) before income taxes	(154,949)	(677,932)	(273,915)	(1,061,756)

Provision for income taxes	-	-	-	-

Net income (loss)	$(154,949)	$(677,932)	$(273,915)	$(1,061,756)

Net income (loss) per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding - Basic and diluted	144,586,514	565,291,689	142,796,520	565,291,689

The accompanying notes form an integral part of these unaudited financial statements.

IMAGING3, INC.
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(UNAUDITED)

	SUCCESSOR	PREDECESSOR
	Six months ended June 30, 2014	Six months ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(273,915)	$(1,061,756)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	-	4,442
Shares issued for services	36,197	-
Amortization of note discount	-	69,927
(Increase) / decrease in current assets:
Accounts receivable	(829)	6,399
Prepaid expenses and other assets	(2,605)	(151)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	137,382	532,699
Deferred revenue	(16,834)	(59,315)
Net cash used for operating activities	(120,604)	(507,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	125,000	-
Proceeds from issuance of notes payable	-	609,715
Net cash provided for financing activities	125,000	609,715

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	4,396	101,960

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	8,014	6,869

CASH & CASH EQUIVALENTS, ENDING BALANCE	$12,410	$108,829

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.  The Company maintains its cash in bank deposit accounts that may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had no cash equivalents at June 30, 2014.

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

3.      ACCOUNTS RECEIVABLE

All accounts receivable are trade related.  These receivables are current and management believes are collectible except for which a reserve has been provided. The reserve amount for uncollectible accounts was $4,502 and $4,502 as of June 30, 2014 and December 31, 2013, respectively.

4.      PROPERTY AND EQUIPMENT

Net property and equipment were as follows:

June 30, 2014
Furniture and office equipment	$-0-
Less accumulated depreciation	-0-

Depreciation expenses were $-0- and $1,150 for the six months ended June 31, 2014 and 2013, respectively.  Fixed assets were fully depreciated in 2013.

5.      ACCRUED EXPENSES

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory.  The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges.  The original amount was $104,052.  In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved.  In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed.  After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error.  Settlement was reached and the Company is currently paying $2,000 per month on a total liability of $49,748 as of June 30, 2014, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.

IMAGING3, INC.
Notes to Financial Statements

6.      INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.  The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of June 30, 2014.

7.      NOTES PAYABLE

During 2013, the Company issued promissory notes in the aggregate amount of $42,500. These notes bear interest at 7% per annum and were due on June 30, 2014. The notes are secured by substantially all assets of the Company.  The Company is in default under these notes.

8.      STOCKHOLDERS’ EQUITY

Preferred Stock

Successor

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company is authorized to issue 1,000,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of June 30, 2014, there were no shares of preferred stock outstanding.

Common Stock

Successor

The Company is authorized to issue 1,000,000,000 shares of no par value common stock.

During the six months ended June 30, 2014, the Company issued 2,683,000 shares of common stock for services, valued at $36,197.

During the six months ended June 30, 2014, the Company issued 5,000,000 shares of common stock for cash proceeds of $125,000.

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

In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed.  After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error.  Settlement was reached and the Company is currently paying $2,000 per month on a total liability of $42,824 as of June 30, 2014, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.  The Company has hired tax counsel to re-negotiate the current tax debt with the IRS.

The Company may have unresolved payroll tax matters for various fiscal years through 2014. Additional amounts may be assessed by the taxing authorities upon final resolution. As of June 30, 2014, the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

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

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

We had revenues in the second quarter of 2014 of $323,517 compared to $255,079 in 2013, which represents a 27% increase.  The increase in revenue is due to increased warranty sales activity in 2014.

Our cost of revenue was $64,613 in the second quarter of 2014 compared to $111,508 in the second quarter of 2013, which represents a decrease of $46,895 or 42%. This decrease is due in part to a decrease in machinery and equipment costs.  We had an increase in gross profit margin in the second quarter of 2014 of $258,904 compared to $143,571 in the second quarter of 2013. Our operating expenses decreased to $533,264 in the second quarter of 2014 as compared to $755,779 in the second quarter of 2013, a 30% decrease mostly due to decreased legal fees. Our loss on operations decreased to $274,360 in the second quarter of 2014 compared to $612,208 in the second quarter of 2013, a 56% decrease.  This decrease is attributed to the overall decrease in general operating expense for this same period. Our net loss was $273,915 in the second quarter of 2014 compared to a net loss of $1,061,756 in the second quarter of 2013, primarily as a result of higher operating expenses and reorganization costs in 2013.

Results of Operation for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

We had revenues in the second quarter of 2014 of $132,493 compared to $132,519 in 2013.  The sales for both periods basically mirrored each other as a result of cyclical sales.

Our cost of revenue was $43,109 in the second quarter of 2014 compared to $85,425 in the second quarter of 2013, which represents a decrease of $42,316 or 50%. This decrease is due in part to a decrease in machinery and equipment costs.  We had an increase in gross profit margin in the second quarter of 2014 of $89,384 compared to $47,094 in the second quarter of 2013. Our operating expenses decreased to$243,863 in the second quarter of 2014 as compared to $519,522 in the second quarter of 2013, an 53% decrease mostly due to decreased legal fees. Our loss on operations decreased to $154,479 in the second quarter of 2014 compared to $472,428 in the same quarter of 2013, a 68% decrease.  This decrease is attributed mainly to the overall decrease in operating expenses for this same period.  Our net loss was $154,949 in the second quarter of 2014 compared to a net loss of $677,932 in the second quarter of 2013, primarily as a result of an increased operating expenses and reorganization costs in 2013.

Liquidity and Capital Resources

The Company's cash position was $12,410 at June 30, 2014, compared to $8,014 at December 31, 2013.  The reason for the increase in cash is primarily due to decreased expenses.

As of June 30, 2014, the Company has a working capital deficit of $1,456,100 as compared to $1,343,382 at December 31, 2013. The reason for the decrease in working capital is primarily due to higher cash expenditures in 2013.

Net cash used in operating activities amounted to $120,604 for the six month period ended June 30, 2014, as compared to net cash used in operating activities of $106,926 for the six month period ended June 30, 2013.  The increase in 2014 as compared to 2013 resulted from changes in the accrued expenses in 2014 as compared to 2013.

Net cash provided by financing activities amounted to $125,000 and $125,750 for the six month periods ended June 30, 2014 and 2013, respectively.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging 3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2013, we had identified the following material weaknesses which still exist as of June 30, 2014 and through the date of this report:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company may have unresolved payroll tax matters for various fiscal years through 2014. Additional amounts may be assessed by the taxing authorities upon final resolution. As of June 30, 2014, the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

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

IMAGING3, INC.

Dated: January 13, 2016	By:	/s/ Dane Medley
Dane Medley
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 13, 2016

/s/ Dane Medley
Dane Medley, Chief Executive Officer
and Chairman (Principal Executive Officer)

Dated: January 13, 2016

/s/ Xavier Aguilera
Xavier Aguilera, Chief Financial Officer,
Secretary, and Executive Vice President
(Principal Financial/Accounting Officer)