Form 10-Q
period 2014-09-30
IMAGING3 INC
filed 2016-01-13
CIK 1205181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2014
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

PART I.            FINANCIAL INFORMATION

Item 1.              Financial Statements (Unaudited)

IMAGING3, INC.
BALANCE SHEETS
AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	(Unaudited)
	9/30/2014	12/31/2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$73,399	$8,014
Accounts receivable, net	-	21,211
Prepaid expenses	2,598	1,851
Total current assets	75,997	31,076

PROPERTY AND EQUIPMENT, net	-	-

Total assets	$75,997	$31,076

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:

Accounts payable and accrued expenses	$1,330,420	$1,180,728
Notes payable	42,500	42,500
Deferred revenue	94,370	151,230
Total Current Liabilities	1,467,290	1,374,458

STOCKHOLDERS' DEFICIT:
Successor preferred stock, authorized 1,000,000, no par value	-	-
Successor common stock, authorized 1,000,000,000, no par value	4,505,947	4,120,000
Accumulated deficit	(5,897,240)	(5,463,382)
Total stockholders' deficit	(1,391,293)	(1,343,382)
Total liabilities and stockholders' deficit	$75,997	$31,076

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	SUCCESSOR	SUCCESSOR
	Three months ended September 30, 2014	Three months ended September 30, 2013

Net revenues	$97,411	$242,545

Cost of goods sold	41,884	125,429
Gross profit	55,527	117,116

Operating expenses:
General and administrative expenses	214,470	231,986
Total operating expenses	214,470	231,986

Loss from operations	(158,943)	(114,870)

Other income (expense):
Reorganization items, net	-	(189,817)
Interest expense	(1,426)	(645)
Other income (expense), net	426	-
Impairment of goodwill	-	(4,839,139)
Total other income (expense)	(1,000)	(5,029,601)

Income (Loss) before income taxes	(159,943)	(5,144,471)

Provision for income taxes	-	800

Net income (loss)	$(159,943)	$(5,145,271)

Net income (loss) per share - Basic and diluted	$(0.00)	$(0.04)

Weighted average common stock outstanding - Basic and diluted	147,227,393	138,544,393

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	SUCCESSOR	SUCCESSOR	PREDECESSOR
	Nine months ended September 30, 2014	Three months ended September 30, 2013	Six months ended June 30, 2013

Net revenues	$420,928	$242,545	$255,079

Cost of goods sold	106,497	125,429	111,508
Gross profit	314,431	117,116	143,571

Operating expenses:
General and administrative expenses	747,734	231,986	755,779
Total operating expenses	747,734	231,986	755,779

Loss from operations	(433,303)	(114,870)	(612,208)

Other income (expense):
Reorganization items, net	-	(189,817)	(350,018)
Interest expense	(5,810)	(645)	(8,854)
Other income (expense), net	5,255	-	(90,676)
Impairment of goodwill	-	(4,839,139)	-
Total other income (expense)	(555)	(5,029,601)	(449,548)

Income (Loss) before income taxes	(433,858)	(5,144,471)	(1,061,756)

Provision for income taxes	-	800	-

Net income (loss)	$(433,858)	$(5,145,271)	$(1,061,756)

Net income (loss) per share - Basic and diluted	$(0.00)	$(0.04)	$(0.00)

Weighted average common stock outstanding - Basic and diluted	145,496,778	138,544,393	565,291,689

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	SUCCESSOR	SUCCESSOR	PREDECESSOR
	Nine months ended September 30, 2014	Three months ended September 30, 2013	Six months ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(433,858)	$(5,145,271)	$(1,061,756)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Impairment of goodwill	-	4,839,139	-
Depreciation and amortization	-	-	4,442
Amortization of note discount	-	-	69,927
Shares issued for services	36,197	-	-
(Increase) / decrease in current assets:
Accounts receivable	21,211	(25,590)	6,399
Prepaid expenses and other assets	(747)	-	(151)
Increase / (decrease) in current liabilities:
Accounts payable	149,692	125,554	532,699
Deferred revenue	(56,860)	66,531	(59,315)
Net cash used for operating activities	(284,365)	(139,637)	(507,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock, net of offering costs	349,750	-	-
Proceeds from issuance of notes payable	-	42,500	609,715
Net cash provided for financing activities	349,750	42,500	609,715

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	65,385	(97,137)	101,960

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	8,014	108,829	6,869

CASH & CASH EQUIVALENTS, ENDING BALANCE	$73,399	$11,692	$108,829

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.  The Company maintains its cash in bank deposit accounts that may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had no cash equivalents at September 30, 2014.

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

3.           ACCOUNTS RECEIVABLE

All accounts receivable are trade related.  These receivables are current and management believes are collectible except for which a reserve has been provided. The reserve amount for uncollectible accounts was $-0- and $4,502 as of September 30, 2014 and December 31, 2013, respectively.

4.           PROPERTY AND EQUIPMENT

Net property and equipment were as follows:

September 30,2014
Furniture and office equipment	$-0-
Less accumulated depreciation	-0-
Net Property and Equipment	$-0-

Depreciation expenses were $-0- and $4,442 for the nine months ended September 30, 2014 and 2013, respectively.

5.            ACCRUED EXPENSES

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory.  The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges.  The original amount was $104,052.  In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved.  In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed.  After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error.  Settlement was reached and the Company is currently paying $2,000 per month on a total liability of $49,748 as of September 30, 2014, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.

IMAGING3, INC.
Notes to Financial Statements

6.           INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.  The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of September 30,2014

7.           NOTES PAYABLE

During 2013, the Company issued promissory notes in the aggregate amount of $42,500. These notes bear interest at 7% per annum and were due on June 30, 2014. The notes are secured by substantially all assets of the Company.  The Company is in default under the terms of these notes.

8.           STOCKHOLDERS’ EQUITY

Preferred Stock

Successor

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company is authorized to issue 1,000,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of  September 30, 2014, there were no shares of preferred stock outstanding.

Common Stock

Successor

The Company is authorized to issue 1,000,000,000 shares of no par value common stock.

During the nine months ended September 30, 2014, the Company issued 2,683,000 shares of common stock for services, valued at $36,197.

During the nine months ended September 30, 2014, the Company issued 13,990,000 shares of common stock for cash proceeds of $349,750.

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

The Company may have unresolved payroll tax matters for various fiscal years through 2014. Additional amounts may be assessed by the taxing authorities upon final resolution. As of September 30, 2014 the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

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

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

We had revenues in the third quarter of 2014 of $420,928 compared to $497,624 in 2013, which represents a 16% decrease.  The decrease in revenue is due to decreased equipment sales. Our equipment sales were $9,350 in the first nine months of 2014, compared to $75,075 in the first nine months of 2013, representing a decrease in equipment sales of $65,725 in 2014 or 88%.

Our cost of revenue was $106,497 in the third quarter of 2014 compared to $236,937 in the third quarter of 2013, which represents a decrease of $130,440 or 55%. This decrease is due in part to a decrease in equipment costs.  We had an increase in gross profit margin in the third quarter of 2014 to $314,431 compared to $260,687 in the third quarter of 2013. Our operating expenses decreased to$747,734 in the third quarter of 2014 as compared to $987,765 in the third quarter of 2013, a 25% decrease mostly due to decreased legal fees. Our loss on operations decreased to $433,303 in the third quarter of 2014 compared to $727,078 in the third quarter of 2013, a 41% decrease.  This decrease is mainly attributed to the decreased legal fees for this same period. There was a net loss of $433,858 in the third quarter of 2014 compared to a net loss of $6,207,027 in the third quarter of 2013, primarily as a result of an impairment of goodwill and reorganization costs in 2013.

Results of Operation for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

We had revenues in the third quarter of 2014 of $97,411 compared to $242,545 in 2013, which represents a 60% decrease.  The decrease in revenue is due to decreased equipment and warranty sales for the period.

Our cost of revenue was $41,884 in the third quarter of 2014 compared to $125,429 in the third quarter of 2013, which represents a decrease of $83,545 or 67%. This decrease is due in part to a decrease in equipment costs. We had a decrease in gross profit margin in the third quarter of 2014 to $55,527 compared to $117,116 in the third quarter of 2013. Our operating expenses decreased to$214,470 in the third quarter of 2014 as compared to $231,986 in the third quarter of 2013. Our loss on operations increased to $158,943 in the third quarter of 2014 compared to  $114,870 in the third quarter of 2013.  This increase is attributed to the lower revenues and high operating expenses for this same period. Our net loss was $159,943 in the third quarter of 2014 compared to a net loss of $5,145,271 in the third quarter of 2013, primarily as a result of an impairment of goodwill and reorganization expenses in 2013 .

Liquidity and Capital Resources

The Company's cash position was $73,399 at September 30, 2014, compared to $8,014 at December 31, 2013.  The reason for the increase in cash is primarily due to decreased expenses.

As of September 30, 2014, the Company has a working capital loss of $1,391,293 as compared to a loss of $1,343,382 at December 31, 2013. The reason for the slight difference in working capital is primarily due to the impairment of goodwill and reorganization costs in 2013.

Net cash used in operating activities amounted to $284,365 for the nine month period ended September 30, 2014, as compared to net cash used in operating activities of $647,392for the nine month period ended September 30, 2013.  The decrease in 2014 as compared to 2013 resulted from declining operational volume in 2014.

Net cash provided by financing activities amounted to $349,750 and $652,215 for the nine month periods ended September 30, 2014 and 2013, respectively.  The decrease in 2014 as compared to 2013 resulted from higher proceeds from issuance of notes payable in 2013.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014 the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging 3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2013, we had identified the following material weaknesses which still exist as of September 30, 2014 and through the date of this report:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company may have unresolved payroll tax matters for various fiscal years through 2014. Additional amounts may be assessed by the taxing authorities upon final resolution. As of September 30, 2014, the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

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

/s/ Dane Medley	Dated: January 13, 2016
Dane Medley, Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Xavier Aguilera	Dated: January 13, 2016
Xavier Aguilera, Chief Financial Officer, Secretary, and Executive Vice President (Principal Financial/Accounting Officer)