Form 10-Q
period 2015-03-31
IMAGING3 INC
filed 2016-01-22
CIK 1205181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2015
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

As of January 13, 2016, the number of shares outstanding of the registrant’s class of common stock was 190,856,393.

PART I.          FINANCIAL INFORMATION

Item 1.            Financial Statements (Unaudited)

IMAGING3, INC.
BALANCE SHEETS
AT MARCH 31, 2015 AND DECEMBER 31, 2014

	(Unaudited)
	3/31/2015	12/31/2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,218	$12,364
Accounts receivable, net	852	4,498
Inventory	-	1,000
Prepaid expenses	800	6,609
Total current assets	7,870	24,471

PROPERTY AND EQUIPMENT, net	18,473	-

Total assets	$26,343	$24,471

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:

Accounts payable and accrued expenses	$1,724,348	$1,544,315
Notes payable	42,500	42,500
Deferred revenue	116,739	155,652
Total Current Liabilities	1,883,587	1,742,467

STOCKHOLDERS' DEFICIT:
Successor preferred stock, authorized 1,000,000, no par value	-	-
Successor common stock, authorized 1,000,000,000, no par value	5,000,822	4,865,572
Accumulated deficit	(6,858,066)	(6,583,568)
Total stockholders' deficit	(1,857,244)	(1,717,996)
Total liabilities and stockholders' deficit	$26,343	$24,471

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31, 2015	Three months ended March 31, 2014

Net revenues	$83,232	$191,024

Cost of goods sold	51,163	21,504
Gross profit	32,069	169,520

Operating expenses:
General and administrative expenses	306,150	289,401
Total operating expenses	306,150	289,401

Loss from operations	(274,081)	(119,881)

Other income (expense):
Interest expense	(417)	(2,610)
Other income (expense), net	-	3,525
Total other income (expense)	(417)	915

Income (Loss) before income taxes	(274,498)	(118,966)

Provision for income taxes	-	-

Net income (loss)	$(274,498)	$(118,966)

Net income (loss) per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average common stock outstanding - Basic and diluted	181,074,753	140,986,637

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014
(UNAUDITED)

	Three months ended March 31, 2015	Three months ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(274,498)	$(118,966)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Shares issued for Services	58,250	-
(Increase) / decrease in current assets:
Accounts receivable	3,646	15,548
Prepaid expenses and other assets	6,809	(7,555)
Increase / (decrease) in current liabilities:
Accounts payable	180,033	86,840
Deferred revenue	(38,913)	23,100
Net cash used for operating activities	(64,673)	(1,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,473)	-
Net cash provided for financing activities	(18,473)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock, net of offering costs	77,000	10,000
Proceeds from issuance of notes payable	-	-
Net cash provided for financing activities	77,000	10,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(6,146)	8,967

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	12,364	8,014

CASH & CASH EQUIVALENTS, ENDING BALANCE	$6,218	$16,981

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

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.  The company follows the same accounting policies in preparation of interim reports.  Results of operations for the interim periods are not indicative of annual results.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.  The Company maintains its cash in bank deposit accounts that may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had no cash equivalents at March 31, 2015.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  During 2014 and 2015, potentially dilutive securities were excluded from the computation of weighted average shares outstanding-diluted because their effect was anti-dilutive.

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

3.           ACCOUNTS RECEIVABLE

All accounts receivable are trade related.  These receivables are current and management believes are collectible except for which a reserve has been provided. The reserve amount for uncollectible accounts was $-0- and $3,902 as of March 31, 2015 and December 31, 2014, respectively.

4.           PROPERTY AND EQUIPMENT

Net property and equipment were as follows:

March 31, 2015
Furniture and office equipment	$-0-
Less accumulated depreciation	-0-
Net Property and Equipment	$-0-

There was no depreciation expense for the three months ended March 31, 2015 and 2014, respectively.

5.           ACCRUED EXPENSES

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory.  The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges.  The original amount was $104,052.  In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved.  In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed.  After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error.  Settlement was reached and the Company is currently paying $2,000 per month on a total liability of $44,824 as of March 31, 2015, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.

6.           INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.  The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of March 31, 2015.

7.           NOTES PAYABLE

During 2013, the Company issued promissory notes in the aggregate amount of $42,500. These notes bear interest at 7% per annum and were due on June 30, 2014. The notes are secured by substantially all assets of the Company. As of March 31, 2015 the notes are past due.

8.           STOCKHOLDERS’ EQUITY

Preferred Stock

Successor

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company is authorized to issue 1,000,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of March 31, 2015, there were no shares of preferred stock outstanding.

Common Stock

Successor

The Company is authorized to issue 1,000,000,000 shares of no par value common stock.

During the three months ended March 31, 2015, the Company issued 5,825,000 shares of common stock for services, valued at $58,250.

During the three months ended March 31, 2015, the Company issued 7,580,000 shares of common stock for cash proceeds of $77,000.

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

On December 17, 2015 the United States Court of Appeals for the Ninth Circuit affirmed the rulings of the United States Bankruptcy Court and the United States District Court related to four appeals that John M. Vuksich had filed, asserting that:

1.      That the Bankruptcy Court and the District Court should not have confirmed Imaging3’s chapter 11 plan of reorganization;

2.      That the claim that Vuksich filed in the Imaging3 bankruptcy case was improperly disallowed by the Bankruptcy Court and the District Court;

3.      That the Bankruptcy Court and the District Court should have abandoned the Vuksich litigation;

4.      That the Bankruptcy Court and the District Court should have dismissed the Imaging3 chapter 11 bankruptcy case because the court had no jurisdiction over the case.

On December 31, 2015 Vuksich filed a Petition for Rehearing En Banc and Petition for Panel Rehearing. No opposition is required to be filed unless directed by the Court.  Statistically a very small percentage of En Banc requests are granted by the court.

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

The Company may have unresolved payroll tax matters for various fiscal years through 2014. Additional amounts may be assessed by the taxing authorities upon final resolution. As of March 31, 2015, the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

10.         SUBSEQUENT EVENTS

For the period October 1, 2015 – January 18, 2016, the company issued 2,094,000 shares of common stock for $52,350 and 2,500,000 shares of common stock for services rendered valued at $62,500.

On December 17, 2015 the United States Court of Appeals for the Ninth Circuit affirmed the rulings of the United States Bankruptcy Court and the United States District Court related to four appeals that John M. Vuksich had filed, asserting that:

1.      That the Bankruptcy Court and the District Court should not have confirmed Imaging3’s chapter 11 plan of reorganization;

2.      That the claim that Vuksich filed in the Imaging3 bankruptcy case was improperly disallowed by the Bankruptcy Court and the District Court;

3.      That the Bankruptcy Court and the District Court should have abandoned the Vuksich litigation;

4.      That the Bankruptcy Court and the District Court should have dismissed the Imaging3 chapter 11 bankruptcy case because the court had no jurisdiction over the case.

 On December 31, 2015 Vuksich filed a Petition for Rehearing En Banc and Petition for Panel Rehearing. No opposition is required to be filed unless directed by the Court.  Statistically a very small percentage of En Banc requests are granted by the court.

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

Results of Operation for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

We had revenues in the first quarter of 2015 of $83,232 compared to $191,024 in 2014, which represents a 57% decrease.  The decrease in revenue is due to decreased sales. Our warranty sales were $12,800 in the first three months of 2015, compared to $184,323 in the first three months of 2014, representing a decrease in warranty sales of $171,523 in 2013 or 93%.

Our cost of revenue was $51,163 in the first quarter of 2015 compared to $21,504 in the first quarter of 2014, which represents an increase of $29,659 or 138%. This increase is due mainly to an increase in the cost of parts and service parts, along with increased outside services used.  We had a decrease in gross profit margin in the first quarter of 2015 of $32,069 compared to $169,520 in the first quarter of 2014. Our operating expenses increased to$306,150 in the first quarter of 2015 as compared to $289,401 in the first quarter of 2014, a 6% increase.  Our loss on operations increased to $274,081 in the first quarter of 2015 compared to $119,881 in the first quarter of 2014, a 129% increase.  This increase is attributed to the lower revenues and increase in general operating expense for this same period. Our net loss was $274,498 in the first quarter of 2015 compared to $118,966 in the first quarter of 2014, primarily as a result of a decreased revenues and high operating expenses.

Liquidity and Capital Resources

The Company's cash position was $6,218 at March 31, 2015, compared to $12,364 at December 31, 2014.  The reason for the decrease in cash is primarily due to decreased investor funds.

As of March 31, 2015, the Company has a working capital deficit of $1,875,717 as compared to $1,717,996 at December 31, 2014. The reason for the decrease in working capital is primarily due to the increased operating expenses.

Net cash used in operating activities amounted to $64,673 for the three month period ended March 31, 2015, as compared to net cash used in operating activities of $1,033 for the three month period ended March 31, 2014.  The decrease in 2015 as compared to 2014 resulted from a higher net loss position in 2015.

Net cash provided by financing activities amounted to $77,000 and $10,000 for the three month periods ended March 31, 2015 and 2014, respectively.  The increase in 2015 as compared to 2014 resulted from an increase in proceeds from the issuance and sale of stock during the period

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit. The Company will need between $50,000 and $100,000 annually to maintain its reporting obligations.  The Company may attempt to do more private placements of its stock in the future to raise capital, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to obtain approval of its prototype from the Federal Food and Drug Administration and to sustain monthly operations.  In order to address its working capital deficit, the Company also intends to endeavor to (i) reduce operating costs, (ii) reduce general, administrative and selling costs, (iii) increase sales of its existing products and services, and (iv) obtain the approval of the United States Food and Drug Administration to the Company’s proprietary medical imaging device so that the Company can commence marketing and selling it.  There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging 3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2014, we had identified the following material weaknesses which still exist as of March 31, 2015and through the date of this report:

1.  As of December 31, 2014 and as of the date of this report, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of December 31, 2014 and as of the date of this report, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. As of December 31, 2014 and as of the date of this report, we did not maintain adequate segregation of duties.  Accordingly, management has determined that this control deficiently constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The above appeals were heard by the Ninth Circuit Court of Appeals on December 9, 2015.  The court ruled in favor of the company.

On December 17, 2015 the United States Court of Appeals for the Ninth Circuit affirmed the rulings of the United States Bankruptcy Court and the United States District Court related to four appeals that John M. Vuksich had filed, asserting that:

1.      That the Bankruptcy Court and the District Court should not have confirmed Imaging3’s chapter 11 plan of reorganization;

2.      That the claim that Vuksich filed in the Imaging3 bankruptcy case was improperly disallowed by the Bankruptcy Court and the District Court;

3.      That the Bankruptcy Court and the District Court should have abandoned the Vuksich litigation;

4.      That the Bankruptcy Court and the District Court should have dismissed the Imaging3 chapter 11 bankruptcy case because the court had no jurisdiction over the case.

 On December 31, 2015 Vuksich filed a Petition for Rehearing En Banc and Petition for Panel Rehearing. No opposition is required to be filed unless directed by the Court.  Statistically a very small percentage of En Banc requests are granted by the court.

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

The Company may have unresolved payroll tax matters for various fiscal years through 2014. Additional amounts may be assessed by the taxing authorities upon final resolution. As of March 31, 2015, the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

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

IMAGING3, INC.

Dated: January 22, 2016	By:	/s/ Dane Medley
Dane Medley
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dane Medley	Dated: January 22, 2016
Dane Medley, Chief Executive Officer
and Chairman (Principal Executive Officer)

/s/ Xavier Aguilera	Dated: January 22, 2016
Xavier Aguilera, Chief Financial Officer,
Secretary, and Executive Vice President
(Principal Financial/Accounting Officer)