Form 10-Q
period 2015-09-30
IMAGING3 INC
filed 2016-01-22
CIK 1205181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2015
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

As of January 13, 2016 the number of shares outstanding of the registrant’s class of common stock was 190,856,363.

PART I.            FINANCIAL INFORMATION

Item 1.              Financial Statements (Unaudited)

IMAGING3, INC.
BALANCE SHEETS
AT SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	(Unaudited)
	9/30/2015	12/31/2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$154,716	$12,364
Accounts receivable, net	7,618	4,498
Inventory	-	1,000
Prepaid expenses	-	6,609
Total current assets	162,334	24,471

PROPERTY AND EQUIPMENT, net	25,473	-

Total assets	$187,807	$24,471

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:

Accounts payable and accrued expenses	$1,782,486	$1,544,315
Notes payable	283,935	42,500
Derivative liability	1,201,851	-
Deferred revenue	38,913	155,652
Total Current Liabilities	3,307,185	1,742,467

STOCKHOLDERS' DEFICIT:
Successor preferred stock, authorized 1,000,000, no par value	-	-
Successor common stock, authorized 1,000,000,000, no par value	5,085,447	4,865,572
Accumulated deficit	(8,204,825)	(6,583,568)
Total stockholders' deficit	(3,119,378)	(1,717,996)
Total liabilities and stockholders' deficit	$187,807	$24,471

The accompanying notes form an integral part of these unaudited financial statements.

IMAGING3, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014

Net revenues	$100,046	$97,411	$232,791	$420,928

Cost of goods sold	47,465	41,884	125,482	106,497
Gross profit	52,581	55,527	107,309	314,431

Operating expenses:
General and administrative expenses	210,183	214,470	702,332	747,734
Total operating expenses	210,183	214,470	702,332	747,734

Loss from operations	(157,602)	(158,943)	(595,023)	(433,303)

Other income (expense):
Interest expense	(777,418)	(1,426)	(1,032,092)	(5,810)
Other income (expense), net	4,944	426	5,858	5,255
Total other income (expense)	(772,474)	(1,000)	(1,026,234)	(555)

Income (Loss) before income taxes	(930,076)	(159,943)	(1,621,257)	(433,858)

Provision for income taxes	-	-	-	-

Net income (loss)	$(930,076)	$(159,943)	$(1,621,257)	$(433,858)

Net income (loss) per share - Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common stock outstanding - Basic and diluted	184,589,241	147,227,393	183,044,764	145,496,778

The accompanying notes form an integral part of these unaudited financial statements.

IMAGING3, INC.
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,621,257)	$(433,858)
Adjustments to reconcile net income (loss) to net cash used for operating activities
Shares issued for services	70,750	36,197
Non cash interest	1,043,230	-
Change in value of derivatives	(2,958)	-
(Increase) / decrease in current assets:
Accounts receivable	(3,120)	21,211
Prepaid expenses and other assets	7,609	(747)
Increase / (decrease) in current liabilities:
Accounts payable	236,185	149,692
Deferred revenue	(116,739)	(56,860)
Net cash used for operating activities	(386,300)	(284,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25,473)	-
Net cash provided for financing activities	(25,473)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	405,000	-
Proceeds from sale of stock, net of offering costs	149,125	349,750
Net cash provided for financing activities	554,125	349,750

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	142,352	65,385

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	12,364	8,014

CASH & CASH EQUIVALENTS, ENDING BALANCE	$154,716	$73,399

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.  The Company maintains its cash in bank deposit accounts that may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had no cash equivalents at September 30, 2015.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$1,201,851	$1,201,851

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

IMAGING3, INC.
Notes to Financial Statements

3.           ACCOUNTS RECEIVABLE

All accounts receivable are trade related.  These receivables are current and management believes are collectible except for which a reserve has been provided. The reserve amount for uncollectible accounts was $3,902 and $3,902 as of September 30, 2015 and December 31, 2014, respectively.

4.      PROPERTY AND EQUIPMENT

Net property and equipment were as follows:

September 30,2015
Furniture and office equipment	$25,473-
Less accumulated depreciation	-0-
Net Property and Equipment	$25,473-

There were no depreciation expenses for the nine months ended September 30, 2015 and 2014, respectively.

5.      ACCRUED EXPENSES

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory.  The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges.  The original amount was $104,052.  In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved.  In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed.  After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error.  Settlement was reached and the Company is currently paying $2,000 per month on a total liability of $42,824 as of September 30, 2015 including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.

6.      INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.  The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of September 30, 2015.

IMAGING3, INC.
Notes to Financial Statements

7.    NOTES PAYABLE

During 2013, the Company issued promissory notes in the aggregate amount of $42,500. These notes bear interest at 7% per annum and were due on June 30, 2014. The notes are secured by substantially all assets of the Company.  The company is in default under the terms of the note.

During the nine months ended September 30, 2015, the Company issued convertible promissory notes in the aggregate amount of $455,000. These notes bear interest at 10% per annum and are due on February 26, 2016. The notes are secured by substantially all assets of the Company. The convertible promissory note is convertible into shares of the Company’s common stock at a rate equal to $0.01 per share, subject to downward adjustments for future equity issuances. In connection with these convertible promissory notes, the Company issued 27,000,000 warrants to purchase common stock at an exercise price of $0.01 per share, subject to downward adjustments for future equity issuances.  The warrants have a term of 7 years from the date of issuance. The Company is in default under the terms of these notes.

The conversion features and warrants are considered derivative liabilities pursuant to ASC 815 and were measured at their grant-date fair value and recorded as a liability and note discount on the date of issuance. Subsequent changes to the value of the derivative liabilities are recorded in earnings. As a result, during the nine months ended September 30, 2015, the Company recorded an initial note discount of $455,000, with an additional immediate charge to interest expense of $749,809 relating to the excess value of the derivative liabilities over the promissory notes. Amortization of the note discount amounted to $225,167 during the nine months ended September 30, 2015. In December 2015, the company agreed to reduce the conversion price of the notes and the exercise price of the warrants to $0.001 per share.

8.      STOCKHOLDERS’ EQUITY

Preferred Stock

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company is authorized to issue 1,000,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of September 30, 2015, there were no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of no par value common stock.

During the nine months ended September 30, 2015, the Company issued 6,325,000 shares of common stock for services, valued at $70,750.

During the nine months ended September 30, 2015, the Company issued 10,335,000 shares of common stock for cash proceeds of $149,125.

Warrants

Pursuant to the Chapter 11 Reorganization Plan, the Company issued 7,861,472 and 10,287,224 warrants to purchase common stock to Gemini Master Fund, Ltd and Alpha Capital, respectively. These warrants are exercisable at an exercise price of $0.000001 per share and expire July 30, 2023.

IMAGING3, INC.
Notes to Financial Statements

During the nine months ended September 30, 2015, the Company issued warrants to purchase common stock in connection with convertible promissory notes. The warrants are exercisable at $0.01 per share, subject to downward adjustments for future equity issuances, and have a term of 7 years.

Warrant Activity
12-31-2014 Balance	18,148,696
Granted	27,000,000
09-30-2015 Balance	45,148,696

Following is a summary of warrants outstanding at September 30, 2015

Number of Warrants	Exercise Price	Expiration Date
18,148,696	$0.000001	July 2023
2,000,000	$0.01	April 2022
25,000,000	$0.01	August 2022

9.  DERIVATIVE LIABILITIES

The Company’s only asset or liability measured at fair value on a recurring basis was its derivative liability associated with warrants to purchase common stock and the conversion feature embedded in convertible promissory notes.

In connection with previous financing transactions, the Company issued warrants to purchase common stock and convertible promissory notes. These instruments included provisions that could result in a reduced exercise price based on specified full-ratchet anti-dilution provisions. The “reset” provisions were triggered in the event the Company subsequently issued common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than contractually specified amounts. Upon triggering the “reset” provisions, the exercise / conversion price of the instrument will be reduced. Accordingly, pursuant to ASC 815, these instruments were not considered to be solely indexed to the Company’s own stock and were not afforded equity treatment.

12-31-2014 Balance	$-0-
Creation	$1,204,809
Change in Value	$(2,958)
09-30-2015 Balance	$1,201,851

The Company classifies the fair value of these derivative liabilities under level 3 of the fair value hierarchy of financial instruments.  The fair value of the derivative liability was calculated using a Black Scholes model. The liabilities were measured using the following assumptions:

Term	0.5years -7.0 years
Dividend Yield	0%
Risk-free rate	0.23% - 1.69%
Volatility	60%

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

The Company may have unresolved payroll tax matters for various fiscal years through 2014. Additional amounts may be assessed by the taxing authorities upon final resolution. As of September 30, 2015, the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

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

Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

We had revenues in the third quarter of 2015 of $232,791 compared to $420,928 in 2014, which represents a 45% decrease.  The decrease in revenue is due to decreased warranty sales.

Our cost of revenue was $125,482 in the third quarter of 2015 compared to $106,497 in the third quarter of 2014, which represents an increase of 18%. We had a decrease in gross profit margin in the third quarter of 2015 to $107,309 compared to $314,431 in the third quarter of 2014. Our operating expenses decreased to$702,332 in the third quarter of 2015 as compared to $747,734 in the third quarter of 2014, mostly due to decreased legal fees. Our loss on operations increased to $595,023 in the third quarter of 2015 compared to $433,303 in the third quarter of 2014, a 38% increase.  This increase is mainly attributed to the lower net revenues for this same period. There was a net loss of $1,621,257 in the third quarter of 2015 compared to a net loss of $433,858 in the third quarter of 2014.  The net loss was due to an increase in interest expense of 1,026,282 for the period.

Results of Operation for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

We had revenues in the third quarter of 2015 of $100,046 compared to $97,411 in 2014 a 3% increase due to an increase equipment sales for the period.

Our cost of revenue was $47,465 in the third quarter of 2015 compared to $41,884 in the third quarter of 2014. The slight increase was due to increased cost of equipment for the period.  We had a decrease in gross profit margin in the third quarter of 2015 to $52,581 compared to $55,527 in the third quarter of 2014. The decrease resulted from the increase in cost of goods sold. Our operating expenses decreased to$210,183 in the third quarter of 2015 as compared to $214,470 in the third quarter of 2014. General operating expenses declined during this period.  Our loss on operations decreased to $157,602 in the third quarter of 2015 compared to $158,943 in the third quarter of 2014.  Our net loss was $930,076 in the third quarter of 2015 compared to a net loss of $159,943 in the third quarter of 2014 as a direct result of increased interest expense.

Liquidity and Capital Resources

The Company's cash position was $154,716 at September 30, 2015, compared to $12,364 at December 31, 2014.  The reason for the increase in cash is primarily due to cash raised from notes payable and the sale of stock.

As of September 30, 2015, the Company has a working capital deficit of $3,144,851 as compared to a deficit of $1,717,996 at December 31, 2014.

Net cash used in operating activities amounted to $386,300 for the nine month period ended September 30, 2015, as compared to net cash used in operating activities of $284,365for the nine month period ended September 30, 2014.  The increase in 2015 as compared to 2014 resulted from higher expenditures in 2015.

Net cash provided by financing activities amounted to $554,125 and $349,750 for the nine month periods ended September 30, 2015 and 2014, respectively.  The increase in 2015 as compared to 2014 resulted from higher proceeds from issuance of notes payable in 2015.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging 3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of December 31, 2014, we had identified the following material weaknesses which still exist as of September 30, 2015 and through the date of this report:

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30 2015,  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company may have unresolved payroll tax matters for various fiscal years through 2014. Additional amounts may be assessed by the taxing authorities upon final resolution. As of September 30, 2015 the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

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