Form 10-K
period 2015-12-31
IMAGING3 INC
filed 2016-04-25
CIK 1205181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $0 as of June 30, 2015 (computed by reference to the fact that no last sale price of a share of the registrant’s Common Stock on that date was reported by any securities exchange or public securities trading market.)

There were 192,472,393 shares outstanding of the registrant’s Common Stock as of April 5, 2016.

PART I

ITEM 1. BUSINESS

General

Imaging3, Inc. has developed a proprietary medical technology designed to produce 3D medical diagnostic images in real time.  In the future, healthcare workers using Imaging3 devices will potentially be able to instantly view 3D, high-resolution images of virtually any part of the human body.  The company has also entered into a Dealership Agreement with Envisiontec to promote and distribute 3-D Printers.  The company feels these units can and will eventually tie into their current 3-D technology.

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

On February 2, 2016, the Ninth District Judges Tashima, Callahan, and Hurwitz have voted to deny the petition for panel rehearing. Judges Callahan and Hurwitz have voted to deny the petition for rehearing en banc, and Judge Tashima so recommends. The full court has been advised of the petition, and no judge of the court has requested a vote on the petition for rehearing en banc. Fed. R. App. P. 35.The petitions for rehearing and rehearing en banc are denied.

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

As of April 21, 2016, the Company is in default on certain of its covenants under the Plan.  See “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – Footnote 11, Commitments and Contingencies – Litigation” for a description of the status of the Company’s implementation of and compliance with the Chapter 11 Reorganization Plan, and its delinquencies under the Plan as of April 21, 2016.

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

Proprietary Technology

Patent

On June 23, 2004, U.S. Patent No. 6,754,297 was granted in the name of Dean Janes, entitled Apparatus and Method for Three-Dimensional Real-Time Imaging System.  The rights to this patent have been assigned to Imaging3, Inc..

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

Employees

We currently employ 4 full-time individuals, all of whom are working at our leased offices at 3022 North Hollywood Way, Burbank, California 91505.  Two of those 4 full-time employees are executive officers and directors of the Company, and the rest are employed in administrative, marketing, and sales positions.

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

Our new product, the “Real-time 3D Imaging Device” is expected to be submitted as Product Code “IZG,” Device Class II, “System, X-ray, Photo fluorography,” Regulation Number 892.1730, since this is the closest device description.  The FDA may at its own choosing and determination wish to reclassify this device as a Class III, which we believe is unlikely, since the majority of our device functions are similar to existing products currently being marketed and as classified above.

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

ITEM 1A. Risk Factors

Not applicable.

ITEM 2. PROPERTIES

We currently maintain and lease our administrative offices and production facility at 3022 North Hollywood Way, Burbank, California 91505.  This facility contains 1,800 square feet of space, and we currently pay rent at a rate of $1.50 per square foot gross.

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

The Company has resolved the lawsuit with the SEC, and is in the process of completing its financial statements in order to complete the application for a FINRA symbol. The Company’s inability to obtain a ticker symbol has also affected its ability to raise capital using its publicly traded stock.  This in turn has affected the Company’s ability to source financing to complete the financial statements as required.  The Company, however, is continuing its effort to identify such financing from private investors.  The Company has completed its financial statements and has filed its 10-K for 2013 and 2014, which is necessary prior to the application for a FINRA ticker symbol.  Once the Company is issued a FINRA symbol, it will be able to have its stock traded in the public market and seek/obtain other forms of financing to perform its obligations under the Chapter 11 plan and sustain its operations.

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

Class of Claim(s)	Payment Recipient	Amount of Each Periodic Payment & Amount of Total Claim	Payment Due Date	Status of Payment
Administrative Expense Claim	Greenberg Glusker Fields Claman & Machtinger LLP	$50,000.00 (monthly) Total Claim: Approximately $1,101,293
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

On February 2, 2016, the Ninth District Judges Tashima, Callahan, and Hurwitz have voted to deny the petition for panel rehearing. Judges Callahan and Hurwitz have voted to deny the petition for rehearing en banc, and Judge Tashima so recommends. The full court has been advised of the petition, and no judge of the court has requested a vote on the petition for rehearing en banc. Fed. R. App. P. 35.The petitions for rehearing and rehearing en banc are denied.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock traded on the OTC Bulletin Board Market under the symbol “IMGG,” until approximately December 15, 2012, when trading was suspended due to the Company’s bankruptcy and delinquency in filing its public reports with the Securities and Exchange Commission.  The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

Year Ended December 31, 2014	High	Low

First Quarter ended March 31, 2014	$0.00	$0.00
Second Quarter ended June 30, 2014	$0.00	$0.00
Third Quarter ended September 30, 2014	$0.00	$0.00
Fourth Quarter ended December 31, 2014	$0.00	$0.00

Year Ended December 31, 2015	High	Low

First Quarter ended March 31, 2015	$0.00	$0.00
Second Quarter ended June 30, 2015	$0.00	$0.00
Third Quarter ended September 30, 2015	$0.00	$0.00
Fourth Quarter ended December 31, 2015	$0.00	$0.00

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.  Imaging3, Inc. filed for voluntary bankruptcy in the third quarter of 2012 which adversely affected stock values.  The Company’s common stock has not traded on any exchange or public securities trading market since December 2012.

As of April 5, 2016, there were approximately 786 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown.  As of April 5, 2016, there were approximately 192,472,393 shares of our common stock outstanding on record.

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

Warrants

As of December 31, 2015, we had a total of 45,148,696 warrants to purchase 45,148,696 shares of our common stock.  These warrants expire between 2022 and 2023 at exercise prices ranging between $0.000001 and 0.01 per share.

Preferred Stock

As of January 18, 2016, Imaging3 issued 2000 preferred voting shares to Dane Medley, CEO/Chairman. Each share constitutes 350,000 voting shares.

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

The following sets forth selected items from our statements of operations for the years ended December 31, 2015 and 2014.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Net revenues	$220,809	$398,271
Cost of goods sold	169,120	163,135
Gross Profit	51,689	235,136
General and administrative expenses	1,503,088	1,355,046
Income (loss) from operations	(1,451,399)	(1,119,910)
Total other income (expenses)	(1,180,233)	524
Provision for income taxes	(800)	(800)
Net income (loss)	$(2,632,432)	$(1,120,186)

Results of Operations for the Year Ended December 31, 2015 as Compared to the Year Ended December 31, 2014.

We had revenues for the year ended December 31, 2015 of $220,809 as compared to $398,271 for the year ended December 31, 2014, which represented a 45% decrease. The decrease in sales was attributed directly to a decrease in warranty sales for this period as a result of the Company’s bankruptcy reorganization.

Our cost of revenue was $169,120 for the year ended December 31, 2015 as compared to $163,135 for the year ended December 31, 2014.   Our gross profit margin for the year ended December 31, 2015 was $51,689 as compared to $235,136 for the year ended December 31, 2014.   Our total operating expenses increased in 2015 to $1,503,088 from $1,355,046 for the year ended December 31, 2014, a increase of 11% due to increased general and administrative expenses.  Among some of the expenses were legal fees resulting from the Company’s continued bankruptcy reorganization. Other expenses increased due to increased interest associated with convertible notes issued during 2015. Our net loss for the fiscal year ending December 31, 2015 was $2,632,432 as compared to a net loss of $1,120,186 for the fiscal year ending December 31, 2014.

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

Liquidity and Capital Resources

Our total current assets increased to $61,013 as of December 31, 2015, from $24,471 as of December 31, 2014.  The cash account as of December 31, 2015 was $9,508 compared to $12,364 as of December 31, 2014.

Our total current liabilities increased to $3,911,966 as of December 31, 2015 from $1,742,467 as of December 31, 2014.  This increase is due in large part to an increase in derivative liability for this reporting period.

During the year ended December 31, 2015, we used $609,831 of net cash for operating activities, as compared to $576,900 used during the year ended December 31, 2014.  Net cash provided by financing activities during the year ended December 31, 2015 was $606,975, as compared to $581,250 during the year ended December 31, 2014.

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

Going Concern Qualification

We have incurred significant losses from operations, and such losses are expected to continue. In their report on our financial statements as of and for the period ended December 31, 2015, our auditors have expressed substantial doubt about our ability to continue as a going concern. In addition, we have limited working capital.  The foregoing raises substantial doubt about our ability to continue as a going concern.  Management’s plans include seeking additional capital and/or debt financing.  We cannot guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The “Going Concern Qualification” may make it substantially more difficult for us to raise capital.

Off-Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IMAGING3, INC.

 FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Imaging3, Inc.
Burbank, California

We have audited the accompanying balance sheet of Imaging3, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging3, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred recurring net losses, used cash in operations and recently emerged from bankruptcy. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP
Encino, California

 April 21, 2016

IMAGING3, INC.
BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,508	$12,364
Accounts receivable, net	51,505	4,498
Inventory	-	1,000
Prepaid expenses	-	6,609
Total current assets	61,013	24,471

PROPERTY AND EQUIPMENT, net	-	-
Total assets	$61,013	$24,471

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,942,641	$1,294,568
Accrued expenses	277,962	249,747
Derivative liability	1,197,951	-
Deferred revenue	72,912	155,652
Convertible notes payable, net of discount	420,500	42,500
Total current liabilities	3,911,966	1,742,467

STOCKHOLDERS' DEFICIT:
Preferred stock, no par value; authorized shares 1,000,000	-	-
Common stock, no par value; authorized shares 750,000,000 and 190,756,393 and 169,502,393 issued outstanding as of December 31, 2015, and December 31, 2014 respectively	5,365,047	4,865,572
Accumulated deficit	(9,216,000)	(6,583,568)
Total stockholders' deficit	(3,850,953)	(1,717,996)
Total liabilities and stockholders' deficit	$61,013	$24,471

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	Year Ended December 31 2014

Net revenues	$220,809	$398,271

Cost of goods sold	169,120	163,135
Gross profit	51,689	235,136

Operating expenses
General and administrative expenses	1,503,088	1,355,046
Total operating expense	1,503,088	1,355,046

Loss from operations	(1,451,399)	(1,119,910)

Other income (expense):
Interest expense	(1,191,290)	(6,058)
Other income	11,057	6,582

Total other income (expense)	(1,180,233)	524

Income (Loss) before income tax	(2,631,632)	(1,119,386)

Provision for income taxes	800	800

Net loss	$(2,632,432)	$(1,120,186)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	184,098,899	149,752,796

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	Year Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,632,432)	$(1,120,186)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation	168,000	63,697
Change in value of derivatives	(6,857)	-
Non cash interest	1,172,809	-
Shares issued for services	134,500	100,625
(Increase) / decrease in current assets:
Accounts receivable	(47,007)	16,713
Prepaid expenses and other assets	6,609	(4,758)
Inventory	1,000	(1,000)
Increase / (decrease) in current liabilities:
Accounts payable	648,072	257,252
Accrued expenses	28,215	106,335
Deferred revenue	(82,740)	4,422
Net cash used in operating activities	(609,831)	(576,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	410,000	-
Proceeds from sale of common stock	196,975	581,250
Net cash provided by financing activities	606,975	581,250

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(2,856)	4,350

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	12,364	8,014

CASH & CASH EQUIVALENTS, ENDING BALANCE	$9,508	$12,364
SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$0	$0
Income taxes paid in cash	$0	$0

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common stock		Preferred stock			Total
	Number of		Number of		Accumulated	stockholders'
	shares	Amount	shares	Amount	deficit	deficit

Balance as of December 31, 2013	139,544,393	$4,120,000	-	-	(5,463,382)	(1,343,382)

Shares issued for cash	23,250,000	581,250	-	-	-	581,250

Shares issued for services	6,708,000	164,322	-	-	-	164,322

Net Loss	-	-	-	-	(1,120,186)	(1,120,186)

Balance as of December 31, 2014	169,502,393	4,865,572	-	-	(6,583,568)	(1,717,996)

Shares issued for cash	12,379,000	196,975	-	-	-	196,975

Shares issued for services	8,875,000	134,500	-	-	-	134,500

Stock-based compensation	-	168,000	-	-	-	168,000

Net loss	-	-	-	-	(2,632,432)	(2,632,432)

Balance as of December 31, 2015	190,756,393	$5,365,047	-	$-	$(9,216,000)	$(3,850,953)

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.  The Company maintains its cash in bank deposit accounts that may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had no cash equivalents at December 31, 2014 or 2015.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  During the years ended December 31, 2015 and 2014, potentially dilutive securities were excluded from the computation of weighted average shares outstanding-diluted because their effect was anti-dilutive.

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

The Company had the following assets or liabilities measured at fair value on a recurring basis at December 31, 2015.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$1,197,951	$1,197,951

The Company had no assets or liabilities measured at fair value on a recurring basis at December 31, 2014.

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

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. These changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes become effective for the Company for the 2017 annual period. Management is evaluating the impact of the adoption of these changes will have on the consolidated financial statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the consolidated financial statements in a given reporting period.

In April 2015, the FASB issued ASU No 2015-3, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of 2016. We do not expect this guidance to have a material impact to our financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include – the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 will become effective for the Company in the first quarter of fiscal 2018. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3.             ACCOUNTS RECEIVABLE

All accounts receivable are trade related.  These receivables are current and management believes are collectible except for which a reserve has been provided.  The balance of accounts receivable as of December 31, 2014 and 2015 were $4,498 and $51,505, respectively.  The reserve amount for uncollectible accounts was $3,902 and $ -0- as of December 31, 2014 and 2015, respectively.

4.             ACCRUED EXPENSES

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory.  The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges.  The original amount was $104,052.  In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved.  In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed.  After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error.  Settlement was reached and the Company is currently paying $2,000 per month on a total liability of $42,824 as of December 31, 2015, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.  The Company has hired tax counsel to re-negotiate the current tax debt with the IRS.

5.             INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.  The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of December 31, 2014 or December 31, 2015.

As of December 31, 2015, the Company estimated it had available gross net operating loss (NOL) carry forwards of approximately $46.0 million, which expire at various dates through 2036.

The components of the net deferred income taxes at December 31, 2014 and 2015 are summarized below:

	December 31, 2014	December 31, 2015
Deferred income tax assets
Net operating loss carry forwards	$17,822,000	$18,400,000
Less: valuation allowance	(17,822,000)	(18,400,000)
Deferred income tax assets, net	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2014	December 31, 2015
Tax expense (benefit) at federal statutory rate	(34)%	(34)%
State tax expense, net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Effective income tax rate	$-	$-

Income tax expense for the period ended December 31, 2014 and the year ended December 31, 2015 is summarized below.

	2014	2015
Current tax expense:
Federal	$-	$-
State	800	800
Total current tax expense	$800	$800

Deferred tax expense:
Federal	$-	$-
State	-	-
Total deferred tax expense, net	$-	$-

Tax expense	$800	$800

6.             NOTES PAYABLE

Notes Payable - 2013

During 2013, the Company issued promissory notes in the aggregate amount of $42,500. These notes bear interest at 7% per annum and were due on June 30, 2014. The notes are secured by substantially all assets of the Company. As of December 31, 2015 and 2014, the balance outstanding was $42,500, respectively. These notes are past due as of December 31, 2015.

During the year end December 31, 2015 , the Company issued convertible promissory notes in the aggregate amount of $455,000. These notes bear interest at 10% per annum and are due on February 26, 2016. The notes are secured by substantially all assets of the Company. The convertible promissory note is convertible into shares of the Company’s common stock at a rate equal to $0.01 per share, subject to downward adjustments for future equity issuances. In connection with these convertible promissory notes, the Company issued 27,000,000 warrants to purchase common stock at an exercise price of $0.01 per share, subject to downward adjustments for future equity issuances.  The warrants have a term of 7 years from the date of issuance. The Company is in default under the terms of these notes.

The conversion features and warrants are considered derivative liabilities pursuant to ASC 815 and were measured at their grant-date fair value and recorded as a liability and note discount on the date of issuance. Subsequent changes to the value of the derivative liabilities are recorded in earnings. As a result, during the ended year ended December 31, 2015, the Company recorded an initial note discount of $455,000, with an additional immediate charge to interest expense of $749,809 relating to the excess value of the derivative liabilities over the promissory notes. Amortization of the note discount amounted to $378,000 during the year ended December 31, 2015.

7.             STOCKHOLDERS’ EQUITY

Preferred Stock

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company is authorized to issue 1,000,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of December 31, 2014 and December 31, 2015, there were no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 750,000,000 shares of no par value common stock.

During the year ended December 31, 2014, the Company issued 29,958,000 shares of common stock for $581,250 of net cash proceeds and for services rendered.  During the year ended December 31, 2014, the issuance of common stock included 23,250,000 shares of common stock for net cash proceeds of $581,250 and 6,708,000 shares of common stock for services, valued at $164,322.

During the year ended December 31, 2015, the Company issued a total of 21,254,000 shares of common stock, 12,379,000 of such shares were issued for cash proceeds of $196,975. The remaining 8,875,000 shares were issued for services rendered, valued at $134,500.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 27,000,000 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of December 31, 2015, the members of the Board of Directors hold options to purchase 8,000,000 shares of common stock at an exercise price of $0.025.

Transactions in FY2015	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2014	0
Granted	8,000,000	$0.025	10.0
Exercised	0
Cancelled/Forfeited	0
Outstanding, December 31, 2015	8,000,000	$0.025	10.0
Exercisable, December 31, 2015	8,000,000	$0.025	10.0

The fair value of the options granted during the year ended December 31, 2015 is estimated at approximately $168,000 which was expensed upon grant as the options vested immediately. The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the fiscal year ended December 31, 2015: no dividends, expected volatility of 60%, risk free interest rate of 1.91%, and expected life of 10 years.

The weighted average remaining contractual life of options outstanding issued under the Plan was 10 years at December 31, 2015.

8.           WARRANTS

Pursuant to the Chapter 11 Reorganization Plan, the Company issued 7,861,472 and 10,287,224 warrants to purchase common stock to Gemini Master Fund, Ltd and Alpha Capital, respectively. These warrants are exercisable at an exercise price of $0.000001 per share and expire July 30, 2023.

During the year ended December 31, 2015, the Company issued warrants to purchase common stock in connection with convertible promissory notes. The warrants are exercisable at $0.01 per share, subject to downward adjustments for future equity issuances, and have a term of 7 years.

Warrant Activity
12-31-2014 Balance	18,148,696
Granted	27,000,000
12-31-2015 Balance	45,148,696

Following is a summary of warrants outstanding at December 31, 2015

Number of Warrants	Exercise Price	Expiration Date
18,148,696	$0.000001	July 2023
2,000,000	$0.01	April 2022
25,000,000	$0.01	August 2022

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

The following table summarizes activity in the Company’s derivative liability during the year ended December 31, 2015:

12-31-2014 Balance	$-0-
Creation	$1,204,809
Change in Value	$(6,857)
12-31-2015 Balance	$1,197,952

The Company classifies the fair value of these derivative liabilities under level 3 of the fair value hierarchy of financial instruments.  The fair value of the derivative liability was calculated using a Black Scholes model. The Company’s stock price and estimates of volatility are the most sensitive inputs in validation of assets and liabilities at fair value. The liabilities were measured using the following assumptions:

Term	0.5 years -7.0 years
Dividend Yield	0%
Risk-free rate	0.23% - 1.69%
Volatility	60%

10.           GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred net losses and as of December 31, 2015 had an accumulated deficit totaling $9.2 M. During the years ended December 31, 2015 and 2014, the Company utilized an aggregate of $1.188 Million of cash in operating activities and incurred an aggregate net loss of $3,752,618. The continuing losses have adversely affected the liquidity of the Company.

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

11.           COMMITMENTS AND CONTINGENCIES

Leases

During 2014 through May 2015,  the Company leased its facilities on a month-to-month lease, which was cancellable by the parties with 30-days written notice. The Company entered into a facility lease agreement effective June 1, 2015 for three years with an option to extend for a 36 month period, which the Company exercised to be effective on June 1, 2018.

Future annual minimum lease commitments, excluding property taxes and insurance, on this lease are as follows:

2016	$34,342
2017	35,366
2018	14,915
$84,623

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

On February 2, 2016, the Ninth District Judges Tashima, Callahan, and Hurwitz have voted to deny the petition for panel rehearing. Judges Callahan and Hurwitz have voted to deny the petition for rehearing en banc, and Judge Tashima so recommends. The full court has been advised of the petition, and no judge of the court has requested a vote on the petition for rehearing en banc. Fed. R. App. P. 35.The petitions for rehearing and rehearing en banc are denied.

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

Class of Claim(s)	Payment Recipient	Amount of Each Periodic Payment & Amount of Total Claim	Payment Due Date	Status of Payment
Administrative Expense Claim	Greenberg Glusker Fields Claman & Machtinger LLP	$50,000.00 (monthly) Total Claim: Approximately $1,101,293
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

In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed.  After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error.  Settlement was reached and the Company is currently paying $2,000 per month on a total liability of $42,824 as of December 31, 2015, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.  The Company has hired tax counsel to re-negotiate the current tax debt with the IRS.

The Company may have unresolved payroll tax matters for various fiscal years through 2014. Additional amounts may be assessed by the taxing authorities upon final resolution. As of December 31, 2015, the Company is unable to estimate the range of additional amounts, if any, that may be assessed upon final resolution.

12.           SUBSEQUENT EVENTS

As of January 18, 2016, Imaging3 issued 2000 preferred voting shares to Dane Medley, CEO/Chairman. Each share constitutes 350,000 voting shares.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.           As of December 31, 2015, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

2.           As of December 31, 2015 we did not maintain adequate segregation of duties.  Accordingly, management has determined that this control deficiently constitutes a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of our public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of December 31, 2014:

Name	Age	Position

Dane Medley	56	Chairman of the Board of Directors and Chief Executive Officer

Xavier Aguilera	65	Executive Vice President, Chief Financial Officer, Corporate Secretary and Director

Dr. Art Lu	67	Director

Richard Klug	59	Director

Dane Medley has been the Chairman and Chief Executive Officer of the Company since October 2012.  Prior to joining us, Mr. Medley was the Senior Vice President of Service and Operations at Xerox Corporation (2008-2012), the Regional Operations Specialist at Sharp Electronics Corporation (2002-2007), a Service Manager at Lewan & Associates, Inc. (1986 to 2001), and served in the United  States Air Force from 1981 to 1985 as an Antenna and Radio Maintenance Specialist.  His leadership responsibilities and experience at Xerox Corp. included the following:

·	Accountable for $75 million + of revenue, managing profit and loss.
·	Directed operational manpower needs, budget, and operating expenses.
·	Retained relationships with 60 + sales personnel, upper level management, and a customer base in excess of 40,000, generating $75 million in revenue.
·	Developed helpdesk dispatching procedures resulting in reduced response time and deliveries to customers, and increased field productivity of field engineers.
·	Budgeted staffing, recruiting, performance reviews, accounting, and facility management.
·	Extensive experience in operations, branch management, and administrative management with over 20 years’ experience.
·	Introduced and implemented internship program specifically for technicians, creating career paths and keeping turnover to under 3% over a 5-year period.
·	Employed philosophy of long-term customer satisfaction.

At Sharp Electronics Corporation, his experience and accomplishments included the following:

·	Maintained an 8 state region of 42 dealers, specializing in dealer operations.
·	Provided training for inventory control, technical solutions, service meetings, and overall health of the dealer.
·	Worked closely with senior management on budget analysis and benchmarking.
·	Principal point of contact for dealer with manufacturer for problem resolution.
·	Taught bi-monthly corporate courses to technicians and operations specialists.
·	Conveyed customer service and operational procedures.
·	Developed train the trainer program now instituted as training protocol at SHARP.

At Lewan & Associates, Inc., Mr. Medley was responsible for the following:

·	Responsible for $30 million of revenue, managing profit and loss.
·	Managed hiring and firing, inventory, budget, training, and customer satisfaction.
·	Managed over 50,000 service calls yearly with 74 technicians.
·	Developed technician benchmarking creating Presidents Club and bonus structure.
·	Developed leadership skills, using Lewan management and development courses.
·	Support services, sales satisfaction, territory management, customer equipment repair.

In the United States Air Force, Mr. Medley gained the following experience:

·	Trained in antenna maintenance and radio communications.
·	Responsible for coordinating projects with 1836 EIG operations.
·	Based in Wiesbaden, Germany, Rome and New York. Assistant Team Chief 1984-1985. Honorable Discharge-E3.

Education

·	University of Maryland USAF, 1982-1984.
·	Arapahoe Community College, 1979-1980.
·	Casper College, 1978.
·	Global leadership training, 2007.
·	Global SMART training, 2007.
·	Xerox Leadership training, 2007.
·	Sharp Electronics leadership development certification.
·	Microsoft Certified Professional. COMPTIA certification, 2006.
·	Security + certified. Comptia certification, 2005.
·	Net + certified. Comptia certification, 2004.
·	A+ certified. Comptia certification, 2004.
·	Controller certified. Sharp Electronics, 2003.
·	Windows business suite, printer, 45 copier certifications. Sharp Electronics, 2003.
·	Train the Trainer certified. University of Wisconsin, 2003.
·	CPR certified

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

Dr. Arthur Lu Dr. Arthur Lu, age 61, has been a director of the Company since December 1, 2015.  Since 1987, Dr. Lu has worked in private practice as an ophthalmologist.  He worked as an ophthalmologist at Magnolia Eye Care, Medical Center, Inc. from 1987 to 2005.  Dr. Lu was an assistant clinical professor at the University of California, San Diego from 1987 to 1997.  He is a member of the American Academy of Ophthalmology, California Medical Association, and Orange County Medical Association.  Dr. Lu became a fellow of the American Board of Ophthalmology in 1989, a diplomat of the American Board of Ophthalmology in 1988, a licensed physician and surgeon in California in 1985, and a diplomat of the National Board of Medical Examiners in 1984.  Dr. Lu received his Doctor of Medicine from the University of California, Irvine in 1983, his Master of Science degree in electrical engineering from the University of Southern California in 1978, his Bachelor of Science degree in electrical engineering from California State University at Los Angeles in 1976, and his Bachelor of Science degree in biochemistry from California State University at Los Angeles in 1974.

Richard J. Klug has been a director of the Company since October 2014.  Since 1997, Mr. Klug has served as a Manager and Senior Regional Manager for Sharp Electronics Corp. in Mahwah, New Jersey, currently responsible for technical and organizational support of all Sharp products in a six state region.  His skills and experience include budget and productivity responsibility, technical operations management, and general management and administration of dealer networks for manufacturers and resellers.  Mr. Klug served as the Director of Retail Services for Gestetner Corporation in Greenwich, Connecticut (1996-1997), an independent management consultant from 1994 to 1995, and a National Manager, Product Support for Sharp Electronics Corp. in Mahwah, New Jersey (1979 to 1994).  Mr. Klug’s education and training include the following:

Education

·	Sharp Management Institute (Conducted by New York University staff), New York, 1989-1990.
·	Technical Training classes for copiers, thermal and laser facsimile, and laser printers, 1979-1994.
·	U.S. Air Force electronics and weapons and electronics systems training, 1968-1971.
·	Management level training, 1968-1971.
·	Queens College, New York, 1967-1968.

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

Board Committees

Our board of directors has appointed an audit committee.  The board of directors has adopted a written charter of the audit committee.  The audit committee is authorized by the board of directors to review our annual financial statements prior to publication, and to review the work of, and approve non-audit services performed by, our independent accountants.  The audit committee will make annual recommendations to the board for the appointment of independent public accountants for the ensuing year.  The audit committee will also review the effectiveness of the financial and accounting functions and our organization, operations and management.  The audit committee was formed on August 31, 2003.  The audit committee held two meetings during fiscal year ended December 31, 2015.

Our board of directors does not have a compensation committee so all decisions with respect to management compensation are made by the whole board.  Our board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm’s length.

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2015 with senior management.  The audit committee has reviewed and discussed with management our audited financial statements.  The audit committee has also discussed with Rose, Snyder and Jacobs LLP (“RSJ”), our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 16 (Communication with Audit Committees) and received the written disclosures and the letter from RSJ required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees).  The audit committee has discussed with RSJ the independence of RSJ as our auditors.  Finally, the audit committee has considered whether the independent auditor’s provision of non-audit services to us is compatible with the auditors’ independence.  Based on the foregoing, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for filing with the United States Securities and Exchange Commission.  Our audit committee did not submit a formal report regarding its findings.

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

The Elements of Imaging3’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2015, all executive officer base salary decisions were approved by the board of directors.

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

Executive Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2015 and December 31, 2014 for services rendered in all capacities, by our chief executive officer and our other most highly compensated executive officers during the fiscal years ended December 31, 2014 and December 31, 2015.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Dane Medley	2015	$125,000	0	$84,000	0	0	0	$209,000
Chief Executive Officer	2014	$125,000	0	0	0	0	0	$125,000

			0	0	0	0	0
			0	0	0	0	0

Xavier Aguilera,	2015	$95,000	0	$84,000	0	0	0	$179000
Chief Financial Officer/Treasurer, Executive Vice President, and Corporate Secretary	2014	$95,000	0	0	0	0	0	$95,000

Officers as a Group	2015	$220,000	0	$168,000	0	0	0	$388,000
	2014	$220,000	0	0	0	0	0	$220,000

Employment Agreements

We have entered into five-year employment agreements with our chief executive officer and our chief financial officer, which commenced in June 2013.  We may enter into new employment agreements with them in the future.

Outstanding Equity Awards at Fiscal Year End

The executive officers each received 4,000,000 stock options at $0.025 per share each during the year ended December 31, 2015 with a ten year term to exercise.

Employee Benefit Plans

We have not yet, but may in the future, establish a management stock option plan pursuant to which stock options may be authorized and granted to the executive officers, directors, employees and key consultants of Imaging3.  In the event we establish the stock option plan, we expect to authorize approximately 29,000,000 shares or more for future issuance.

Director Compensation

None of our directors received any compensation for their respective services rendered to us as directors during the year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Imaging3 at December 31, 2015.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of December 31, 2014 are deemed outstanding even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 169,502,393 outstanding shares of common stock.   Except as otherwise listed below, the address of each person is c/o Imaging3, Inc., 3022 North Hollywood Way, Burbank, California 91505.  Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

Dane Medley, Chairman and Chief Executive Officer	895,000	*	%

Xavier Aguilera, Director, Chief Financial Officer/Treasurer, Executive Vice President, and Secretary	200,000	*

All current Executive Officers as a Group	1,095,000	*	%

*	Less than 1%.

(1)
Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of December 31, 2015.

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

	2015	2014
Audit Fees(1)	$60.000	$-
Audit Related Fees	-0-	5,000
All Other Fees(2)	-0-	-0-
	$60,000	$5,000

(1)
Audit Fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports.  With respect to audit related fees, $5,000 was paid to M&K CPAS, PLLC (our prior principal auditing firm) during the year ended December 31, 2014.  No amounts were paid to RSJ during the years ending December 31, 2014.  However, audit fees totaling $60,000 were paid to RSJ during the year ended 2015.

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

IMAGING3, INC.

Dated: April 25, 2016	By:	/s/ Dane Medley
Dane Medley
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 25, 2016

/s/ Dane Medley
Dane Medley, Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

Dated: April 25, 2016

/s/ Xavier Aguilera
Xavier Aguilera, Chief Financial Officer/Treasurer,
Executive Vice President, Corporate Secretary, and
Director (Principal Financial/Accounting Officer)