Form 10-Q
period 2016-03-31
IMAGING3 INC
filed 2016-05-16
CIK 1205181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2016
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

As of April 25, 2016, the number of shares outstanding of the registrant’s class of common stock was 192,572,393.

PART I.          FINANCIAL INFORMATION

Item 1.            Financial Statements (Unaudited)

IMAGING3, INC.
CONDENSED BALANCE SHEETS
AT MARCH 31, 2016 AND DECEMBER 31, 2015

	(Unaudited)
	3/31/2016	12/31/2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22	$9,508
Accounts receivable, net	438	51,505
Total current assets	460	61,013

Total assets	$460	$61,013

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,154,563	$2,220,603
Notes payable	497,500	420,500
Derivative Liability	1,197,579	1,197,951
Deferred revenue	61,285	72,912
Total Current Liabilities	3,910,927	3,911,966

STOCKHOLDERS' DEFICIT:
Preferred stock, authorized 2,000, par value of $0.001	-	-
Common stock, authorized 1,000,000,000, no par value and 192,432,393 and 190,756,393 Issued and outstanding as of March 31, 2016 and December 31, 2015 respectively	5,406,947	5,365,047
Accumulated deficit	(9,317,414)	(9,216,000)
Total stockholders' deficit	(3,910,467)	(3,850,953)
Total liabilities and stockholders' deficit	$460	$61,013

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
CONDENSED STATEMENTS OF OPERATIONS
March 31, 2016 and 2015
(UNAUDITED)

	Three months ended March 31, 2016	Three months ended March 31, 2015

Net revenues	$11,627	$83,232

Cost of goods sold	5,377	51,163
Gross profit	6,250	32,069

Operating expenses:
General and administrative expenses	22,261	306,150
Total operating expenses	22,261	306,150

Loss from operations	(16,011)	(274,081)

Other income (expense):
Interest expense	(88,375)	(417)
Other income (expense), net	2,972	-
Total other income (expense)	(85,403)	(417)

Income (Loss) before income taxes	(101,414)	(274,498)

Provision for income taxes	-	-

Net income (loss)	$(101,414)	$(274,498)

Net income (loss) per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average common stock outstanding - Basic and diluted	191,406,060	181,074,753

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2016 AND 2015
(UNAUDITED)

	Three months ended March 31, 2016	Three months ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(101,414)	$(274,498)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non Cash Interest	77,000	-
Change in value of derivatives	(372)	-
Shares issued for Services	12,500	58,250
(Increase) / decrease in current assets:
Accounts receivable	51,067	3,646
Prepaid expenses and other assets	-	6,809
Increase / (decrease) in current liabilities:
Accounts payable	(66,040)	180,033
Deferred revenue	(11,627)	(38,913)
Net cash used for operating activities	(38,886)	(64,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(18,473)
Net cash used for financing activities	-	(18,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock, net of offering costs	29,400	77,000
Net cash provided for financing activities	29,400	77,000

NET DECREASE IN CASH & CASH EQUIVALENTS	(9,486)	(6,146)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	9,508	12,364

CASH & CASH EQUIVALENTS, ENDING BALANCE	$22	$6,218

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
Notes to Condensed Financial Statements
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

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.  The company follows the same accounting policies in preparation of interim reports.  Results of operations for the interim periods are not indicative of annual results.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred net losses. The continuing losses have adversely affected the liquidity of the Company.

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

Management's plan regarding this matter is to, amongst other things, seek additional equity financing by selling our equity securities, increase our sales volume, and continue seeking approval from the FDA to bring to market our smart scan technology imaging platform. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. Our ability to execute our business plan and continue as a going concern may be adversely affected if we are unable to raise additional capital or operate profitably.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.  The Company maintains its cash in bank deposit accounts that may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had no cash equivalents at March 31, 2016.

Revenue Recognition

Revenue is recognized upon shipment, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured.  Revenue is recorded net of estimated product returns, which is based upon the Company’s return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. The Company accrues for warranty costs, sales returns, and other allowances based on its experience. Generally, the Company extends credit to its customers and does not require collateral.  The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management’s expectations and has a revenue receivables policy for service and warranty contracts.   Equipment sales usually have a one-year warranty of parts and service.  After a one-year period, the Company contacts the buyer to initiate the sale of a new warranty contract for one year.  Warranty revenues are deferred and recognized on a straight line basis over the term of the contract or as services are performed.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  During 2015 and 2016, potentially dilutive securities were excluded from the computation of weighted average shares outstanding-diluted because their effect was anti-dilutive.

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

The Company had the following assets or liabilities measured at fair value on a recurring basis at March 31, 2016.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$1,197,579	$1,197,579

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

3. ACCOUNTS RECEIVABLE

All accounts receivable are trade related.  These receivables are current and management believes are collectible except for which a reserve has been provided. The reserve amount for uncollectible accounts was $-0- and $-0- as of March 31, 2016 and December 31, 2015, respectively.

4. ACCRUED EXPENSES

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory.  The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges.  The original amount was $104,052.  In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved.  In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed.  After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error.  Settlement was reached and the Company is currently paying $2,000 per month on a total liability of $44,824 as of March 31, 2016, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.  The Company has hired tax counsel to re-negotiate the current tax debt with the IRS.

5. INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.  The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of March 31, 2016.

6. NOTES PAYABLE

During 2013, the Company issued promissory notes in the aggregate amount of $42,500. These notes bear interest at 7% per annum and were due on June 30, 2014. The notes are secured by substantially all assets of the Company. As of March 31, 2016 the notes are past due.

During 2015, the Company issued promissory notes in the aggregate amount of $455,000. These notes bear interest at 10% per annum and are past due as of March 31, 2016. These notes are secured by substantially all assets of the Company. The convertible promissory note is convertible into shares of the Company’s common stock at a rate equal to $0.01 per share, subject to downward adjustments for future equity issuances. In connection with these convertible promissory notes, the Company issued 27,000,000 warrants to purchase common stock at an exercise price of $0.01 per share, subject to downward adjustments for future equity issuances.  The warrants have a term of 7 years from the date of issuance. The Company is in default under the terms of these notes.

The conversion features and warrants are considered derivative liabilities pursuant to ASC 815 and were measured at their grant-date fair value and recorded as a liability and note discount on the date of issuance. Subsequent changes to the value of the derivative liabilities are recorded in earnings. As a result, during the year ended December 31, 2015, the Company recorded an initial note discount of $455,000, with an additional immediate charge to interest expense of $749,809 relating to the excess value of the derivative liabilities over the promissory notes. Amortization of the note discount amounted to $77,000 during the three months ended March 31, 2016 and $0 for the three months ended March 31, 2015.

7. STOCKHOLDERS’ EQUITY

Preferred Stock

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company is authorized to issue 2,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of December 31, 2015, there were no shares of preferred stock outstanding.  As of January 18, 2016, Imaging3 issued 2000 preferred voting shares to Dane Medley, CEO/Chairman. Each share constitutes 350,000 voting shares. The estimated value of these shares was not significant.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of no par value common stock.

During the three months ended March 31, 2015, the company issued a total of 7,580,000 shares of common stock for cash proceeds of $77,000 and 5,825,000 shares of common stock for services, valued at 58,250.

During the three months ended March 31, 2016 the Company issued a total of 1,176,000 shares of common stock for cash in the amount of $29,400 and 500,000 shares were issued for services rendered valued at $12,500.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 27,000,000 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of March 31, 2016, the members of the Board of Directors hold options to purchase 8,000,000 shares of common stock at an exercise price of $0.025.

Transactions in FY2015	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2015	8,000,000	$0.025	10.0
Granted
Exercised	0
Cancelled/Forfeited	0
Outstanding, March 31, 2016	8,000,000	$0.025	9.75
Exercisable, March 31, 2016	8,000,000	$0.025	9.75

The weighted average remaining contractual life of options outstanding issued under the Plan was 9.75 years at March 31, 2016.

8. WARRANTS

Following is a summary of warrants outstanding at March 31, 2016:

Warrant Activity
12-31-2015 Balance	45,148,696
Granted	0
03-31-2016 Balance	45,148,696

Number of Warrants	Exercise Price	Expiration Date
18,148,696	$0.000001	July 2023
2,000,000	$0.01	April 2022
25,000,000	$0.01	August 2022

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

The following table summarizes activity in the Company’s derivative liability during the year ended March 31, 2016:

12-31-2015 Balance	$1,197,951
Creation	$-
Change in Value	$(372)
03-31-2016 Balance	$1,197,579

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

During April 2016 John M. Vuksich appealed to Supreme Court on the most recent rulings dismissing his charges.  The Company will await the Supreme Courts response regarding this appeal.

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
Class of Claim(s)	Payment Recipient	Amount of Each Periodic Payment & Amount of Total Claim	Payment Due Date	Status of Payment

Administrative Expense Claim	Greenberg Glusker Fields Claman & Machtinger LLP	$50,000.00 (monthly) Total Claim: Approximately $1,101,213
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

Our sales effort through direct mail, broadcast facsimile and broadcast email to thousands of potential customers throughout the United States generates leads of potential customers desiring to purchase equipment either immediately or in the course of one year.  This lead generation through direct mail, broadcast and email will continue on a quarterly basis with the goal of increasing the total number of our leads for our sales staff.  Management expects that the marketing program will also eventually help stabilize the company.

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

Results of Operation for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

We had revenues in the first quarter of 2016 of $11,627 compared to $83,232 in 2015.  The decrease in revenue is due to decreased sales.

Our cost of revenue was $5,377 in the first quarter of 2016 compared to $51,163 in the first quarter of 2015.  The decrease in cost of revenue was as a result of decreased sales. We had a gross profit in the first quarter of 2016 of $6,250 compared to $32,069 in the first quarter of 2015. Again, lack of sales had a direct impact on decreased gross profit margin.  Our operating expenses decreased to$22,261 in the first quarter of 2016 as compared to $306,150 in the first quarter of 2015.  Our loss on operations decreased to $16,011 in the first quarter of 2016 compared to $274,081 in the first quarter of 2015.  Our net loss was $101,414 in the first quarter of 2016 compared to $274,498 in the first quarter of 2015.  All were affected by decreased revenue for the period.

Liquidity and Capital Resources

The Company's cash position was $22 at March 31, 2016, compared to $9,508 at December 31, 2015.

As of March 31, 2016, the Company has a working capital deficit of $3,910,467 as compared to $3,850,953 at December 31, 2015.

Net cash used in operating activities amounted to $38,886 for the three month period ended March 31, 2016, as compared to net cash used in operating activities of $64,673 for the three month period ended March 31, 2015.

Net cash provided by financing activities amounted to $29,400 and $77,000 for the three month periods ended March 31, 2016 and 2015, respectively.  The decrease in 2016 as compared to 2015 resulted from a decrease in proceeds from the issuance and sale of stock during the period.

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

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the years ended December 31, 2015, 2014, 2013 and 2012.  In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging 3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of March 31, 2016, we had identified the following material weaknesses which still exist as of March 31, 2016 and through the date of this report:

1.  As of March 31, 2016, and as of the date of this report, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of March 31, 2016, and as of the date of this report, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. As of March 31, 2016, and as of the date of this report, we did not maintain adequate segregation of duties.  Accordingly, management has determined that this control deficiently constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During April 2016 John M. Vuksich appealed to Supreme Court on the most recent rulings dismissing his charges.  The Company will await the Supreme Courts response regarding this appeal.

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

IMAGING3, INC.

Dated: May 16, 2016	By:	/s/ Dane Medley
Dane Medley
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dane Medley	Dated: May 16, 2016
Dane Medley, Chief Executive Officer
and Chairman (Principal Executive Officer)

/s/ Xavier Aguilera	Dated: May 16, 2016
Xavier Aguilera, Chief Financial Officer,
Secretary, and Executive Vice President
(Principal Financial/Accounting Officer)