Form 10-Q
period 2016-06-30
IMAGING3 INC
filed 2016-08-12
CIK 1205181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2016
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

As of July 22, 2016, the number of shares outstanding of the registrant’s class of common stock was 223,152,393.

PART I.          FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

IMAGING3, INC.
CONDENSED BALANCE SHEETS
AT JUNE 30, 2016 AND DECEMBER 31, 2015

	(Unaudited)
	6/30/2016	12/31/2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,063	$9,508
Accounts receivable, net	2,070	51,505
Total current assets	11,133	61,013

Total assets	$11,133	$61,013

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$1,931,249	$2,220,603
Notes payable	552,500	420,500
Derivative Liability	4,913,736	1,197,951
Deferred revenue	57,714	72,912
Total Current Liabilities	7,455,198	3,911,966

STOCKHOLDERS' DEFICIT:
Preferred stock, authorized 2,000, par value of $0.001	-	-
Common stock, authorized 1,000,000,000, no par value and 192,532,393 and 190,756,393 Issued and outstanding as of June 30, 2016 and December 31, 2015 respectively	5,464,447	5,365,047
Accumulated deficit	(12,908,512)	(9,216,000)
Total stockholders' deficit	(7,444,065)	(3,850,953)
Total liabilities and stockholders' deficit	$11,133	$61,013

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015

Net revenues	$5,570	$49,514	$17,197	$132,745

Cost of goods sold	2,965	26,854	8,342	78,017
Gross profit	2,605	22,660	8,855	54,728

Operating expenses:
General and administrative expenses	161,792	185,999	184,054	492,149
Total operating expenses	161,792	185,999	184,054	492,149

Loss from operations	(159,187)	(163,339)	(175,199)	(437,421)

Other income (expense):
Interest expense	(1,870,361)	(254,257)	(1,958,736)	(254,674)
Change in value of derivative instruments	(1,765,618)	-	(1,765,246)	-
Other income	204,868	913	207,468	914
Total other income (expense)	(3,431,111)	(253,344)	(3,516,514)	(253,760)

Income (Loss) before income taxes	(3,590,298)	(416,683)	(3,691,713)	(691,181)

Provision for income taxes	800	-	800	-

Net loss	$(3,591,098)	$(416,683)	$(3,692,513)	$(691,181)

Net loss per share - Basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Weighted average common stock outstanding - Basic and diluted	192,479,646	182,830,030	191,963,056	182,255,365

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 2016 AND 2015
(UNAUDITED)

	Six months ended June 30, 2016	Six months ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,692,513)	$(691,181)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-Cash Interest	1,932,538	258,866
Stock based compensation	52,500	-
Change in value of derivatives	1,765,246	(914)
Shares issued for Services	12,500	63,250
(Increase) / decrease in current assets:
Accounts receivable	49,435	3,248
Prepaid expenses and other assets	-	7,609
Inventory	-	(25,473)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(289,353)	210,467
Deferred revenue	(15,198)	(77,826)
Net cash used for operating activities	(184,845)	(251,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	150,000	195,000
Proceeds from sale of stock, net of offering costs	34,400	110,500
Net cash provided from financing activities	184,400	305,500

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(445)	53,546

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	9,508	12,364

CASH & CASH EQUIVALENTS, ENDING BALANCE	$9,063	$65,910

SUPPLEMENTAL DISCLOSURE:
Interest paid in cash	-	-
Income taxes paid in cash	-	-

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.  The Company maintains its cash in bank deposit accounts that may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had no cash equivalents at June 30, 2016.

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

The Company had the following assets or liabilities measured at fair value on a recurring basis at June 30, 2016.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$4,913,736	$4,913,736

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

In April 2016, the FASB issued AS 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board's new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3. ACCOUNTS RECEIVABLE

All accounts receivable are trade related.  These receivables are current and management believes are collectible except for which a reserve has been provided. The reserve amount for uncollectible accounts was $-0- and $-0- as of June 30, 2016 and December 31, 2015, respectively.

4. ACCRUED EXPENSES

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory.  The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges.  The original amount was $104,052.  In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved.  In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed.  After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error.  Settlement was reached and the Company is currently paying $2,078 per month on a total liability of $49,001 as of June 30, 2016, including interest.  The Company recognized a reduction of accrued liability of approximately $200,000 relating to the settlement with the Internal Revenue Service, which was recorded as other income.  This agreement will cure any default of the Company’s plan payments.  The final payment is due on April 16, 2018.

5. INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.  The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of June 30, 2016.

6. NOTES PAYABLE

During 2013, the Company issued promissory notes in the aggregate amount of $42,500. These notes bear interest at 7% per annum and were due on June 30, 2014. The notes are secured by substantially all assets of the Company. As of June 30, 2016 the notes are past due.

During 2015, the Company issued promissory notes in the aggregate amount of $455,000. These notes bear interest at 10% per annum and are past due as of June 30, 2016. These notes are secured by substantially all assets of the Company. The convertible promissory note is convertible into shares of the Company’s common stock at a rate equal to $0.01 per share, subject to downward adjustments for future equity issuances. In connection with these convertible promissory notes, the Company issued warrants to purchase 27,000,000 shares of common stock at an exercise price of $0.01 per share, subject to downward adjustments for future equity issuances.  The warrants have a term of 7 years from the date of issuance. The Company is in default under the terms of these notes.

During 2016, the Company issued promissory notes in the aggregate amount of $165,000. These notes bear interest at 10% per annum and are due on October 26, 2016. These notes are secured by substantially all assets of the Company. The convertible promissory note is convertible into shares of the Company’s common stock at a rate equal to $0.01 per share, subject to downward adjustments for future equity issuances. In connection with these convertible promissory notes, the Company issued warrants to purchase 30,000,000 shares of common stock at an exercise price of $0.01 per share, subject to downward adjustments for future equity issuances.  The warrants have a term of 7 years from the date of issuance. The Company is in default under the terms of these notes.

The conversion features and warrants are considered derivative liabilities pursuant to ASC 815 and were measured at their grant-date fair value and recorded as a liability and note discount on the date of issuance. Subsequent changes to the value of the derivative liabilities are recorded in earnings. As a result, during the year ended December 31, 2015, the Company recorded an initial note discount of $455,000, with an additional immediate charge to interest expense of $749,809 relating to the excess value of the derivative liabilities over the promissory notes.  During the six months ended June 30, 2016, the Company recorded an additional note discount of $165,000, with an immediate charge to interest expense of $1,800,538 relating to the excess value of the derivative liabilities over the promissory notes.  Amortization of the note discount amounted to $132,000 during the six months ended June 30, 2016 and $74,667 for the six months ended June 30, 2015.

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

During the six months ended June 30, 2015, the Company issued a total of 8,920,000 shares of common stock for cash proceeds of $110,500 and 6,025,000 shares of common stock for services, valued at $63,250.

During the six months ended June 30, 2016 the Company issued a total of 1,276,000 shares of common stock for cash in the amount of $34,400 and 500,000 shares of common stock were issued for services, valued at $12,500.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 27,000,000 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of June 30, 2016, employees of the Company hold options to purchase 10,500,000 shares of common stock at an exercise price of $0.025.

Transactions in FY2016	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2015	8,000,000	$0.025	10.0
Granted	2,500,000	0.025	8.9
Exercised	0
Cancelled/Forfeited	0
Outstanding, June 30, 2016	10,500,000	$0.025	9.4
Exercisable, June 30, 2016	10,500,000	$0.025	9.4

The weighted average remaining contractual life of options outstanding issued under the Plan was 9.4 years at June 30, 2016.

8. WARRANTS

Following is a summary of warrants outstanding at June 30, 2016:

Warrant Activity
12-31-2015 Balance	45,148,696
Granted	30,000,000
06-30-2016 Balance	75,148,696

Number of Warrants	Exercise Price	Expiration Date
18,148,696	$0.000001	July 2023
2,000,000	$0.01	April 2022
25,000,000	$0.01	August 2022
30,000,000	$0.01	April 2023

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

The following table summarizes activity in the Company’s derivative liability during the six months ended June 30, 2016:

12-31-2015 Balance	$1,197,951
Creation	$1,950,539
Change in Value	$1,765,246
06-30-2016 Balance	$4,913,736

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

Term	0.5 years - 7.0 years
Dividend Yield	0%
Risk-free rate	0.55% - 1.44%
Volatility	60%

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

There were four appeals pending in the “Vuksich Litigation.” The following appeals were heard by the Ninth Circuit Court of Appeals on December 9, 2015:

·	Order Denying Motion to Dismiss Chapter 11 Case, Case No.: 13-56695 (9th Cir.), appeal filed September 30, 2013, appealing the District Court’s dismissal of the initial appeal of the order.

·	Order Disallowing Claims Nos. 23 and 24, Case No.: 14-55499 (9th Cir.), appeal filed March 31, 2014, appealing the District Court’s order affirming the order of the Bankruptcy Court.

·	Order Denying Motion for Abandonment of Potential Claims Against Officers and Directors, Case No.: 14-55521 (9th Cir.), appeal filed April 2, 2014, appealing the District Court’s order affirming the order of the Bankruptcy Court.

·	Order Confirming Debtor’s First Amended Plan, Case No.: 14-55466 (9th Cir.), appeal filed March 24, 2014, appealing the District Court’s order affirming in part and reversing in part the order of the Bankruptcy Court.

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

Not paid
Administrative Expense Claim	Mentor Group	Approx. $18,000	Effective Date	Not paid
Priority Tax Claims	IRS	$2,078(monthly) Total Claim: $49,001	Monthly payment of $2,078 until 4/16/2018	Current
Priority Tax Claims	State Board of Equalization	$341.00 (monthly) Total Claim: $14,917.94
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

11. SUBSEQUENT EVENTS

During the period from of July 1, 2016 through July 20, 2016, the Company issued an aggregate of 30,500,000 shares of common stock. Of those shares issued, 1,500,000 shares of common stock were issued for cash proceeds of $75,000. The remaining 29,000,000 shares were issued on July 19, 2016 and were based on the Company’s employment agreements. Of the 29,000,000 shares issued, 18,000,000 common stock shares were issued to Dane Medley, CEO; 10,000,000 common stock shares were issued to Xavier Aguilera, CFO; and 1,000,000 common stock shares were issued to Tom Imai, Controller.

Mr. Vuksich has appealed the decision of the Ninth Circuit Court of Appeal in the matter of Vuksich v Imaging 3, Inc., to the United States Supreme Court. Parties await word whether the Supreme Court will accept certiorari.

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

Results of Operation for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

We had revenues in the first six months of 2016 of $17,197 compared to $132,745 in 2015.  The decrease in revenue is due to decreased sales.

Our cost of revenue was $8,342 in the first six months of 2016 compared to $78,017 in 2015.  The decrease in cost of revenue was as a result of decreased sales. We had a gross profit in the first six months of 2016 of $8,855 compared to $54,728 in the same period of 2015. Again, lack of sales had a direct impact on decreased gross profit margin.  Our operating expenses decreased to$184,054 in the first six months of 2016 as compared to $492,149 in 2015.  Our loss on operations decreased to $175,199 in the first six months of 2016 compared to $437,421 in 2015.  Our net loss was $3,692,513 in the first six months of 2016 compared to $691,181 in the first six months of 2015.  All were affected by decreased revenue for the period and the impact of the interest expense from the derivative liability.

Results of Operation for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

We had revenues in the second quarter of 2016 of $5,570 compared to $49,514 in 2015.  The decrease in revenue is due to decreased sales.

Our cost of revenue was $2,965 in the second quarter of 2016 compared to $26,854 in 2015.  The decrease in cost of revenue was as a result of decreased sales. We had a gross profit in the second quarter of 2016 of $2,605 compared to $22,660 in the same period of 2015. Again, lack of sales had a direct impact on decreased gross profit margin.  Our operating expenses decreased to$161,792 in the second quarter of 2016 as compared to $185,999 in 2015.  Our loss on operations decreased to $159,187 in the second quarter of 2016 compared to $163,339 in 2015.  Our net loss was $3,591,098 in the second quarter of 2016 compared to $416,683 in the second quarter of 2015.  All were affected by decreased revenue for the period and the impact of the interest expense from the derivative liability.

Liquidity and Capital Resources

The Company's cash position was $9,063 at June 30, 2016, compared to $9,508 at December 31, 2015.

As of June 30, 2016, the Company has a working capital deficit of $7,444,065 as compared to $3,850,953 at December 31, 2015.

Net cash used in operating activities amounted to $184,845 for the six month period ended June 30, 2016, as compared to net cash used in operating activities of $226,481 for the six month period ended June 30, 2015.

Net cash provided by financing activities amounted to $184,400 and $305,500 for the six month periods ended June 30, 2016 and 2015, respectively.  The decrease in 2016 as compared to 2015 resulted from a decrease in proceeds from the issuance and sale of stock and issuance of notes payable during the period.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging 3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of June 30, 2016, we had identified the following material weaknesses which still exist as of June 30, 2016 and through the date of this report:

1.  As of June 30, 2016, and as of the date of this report, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of June 30, 2016, and as of the date of this report, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. As of June 30, 2016, and as of the date of this report, we did not maintain adequate segregation of duties.  Accordingly, management has determined that this control deficiently constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were four appeals pending in the “Vuksich Litigation.” The following appeals were heard by the Ninth Circuit Court of Appeals on December 9, 2015:

·	Order Denying Motion to Dismiss Chapter 11 Case, Case No.: 13-56695 (9th Cir.), appeal filed September 30, 2013, appealing the District Court’s dismissal of the initial appeal of the order.

·	Order Disallowing Claims Nos. 23 and 24, Case No.: 14-55499 (9th Cir.), appeal filed March 31, 2014, appealing the District Court’s order affirming the order of the Bankruptcy Court.

·	Order Denying Motion for Abandonment of Potential Claims Against Officers and Directors, Case No.: 14-55521 (9th Cir.), appeal filed April 2, 2014, appealing the District Court’s order affirming the order of the Bankruptcy Court.

·	Order Confirming Debtor’s First Amended Plan, Case No.: 14-55466 (9th Cir.), appeal filed March 24, 2014, appealing the District Court’s order affirming in part and reversing in part the order of the Bankruptcy Court.

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
Not paid
Administrative Expense Claim	Mentor Group	Approx. $18,000	Effective Date	Not paid
Priority Tax Claims	IRS	$2,078(monthly) Total Claim: $49,001	Monthly payment of $2,078 until 4/16/2018	Current
Priority Tax Claims	State Board of Equalization	$341.00 (monthly) Total Claim: $14,917
Monthly payment of $341 until 9/12/2017
Modified by Stipulation Dated June 23, 2015 as follows:
1.   Pay the balance of the Administrative Claim in the amount of $196
2.   Pay all of the arrearages
for Priority Tax Claims by payment of $6,240
3.   Cure post-Stipulation Effective Date taxes in the aggregate amount of $31,367 together with monthly interest accruing after July 1, 2015 (“Post Stipulation Effective Date Taxes”), by payment of four installments, as follows:
a. $8,000 on the Stipulation Effective Date;
b. $8,000 sixty days from the Stipulation Effective Date;
c. $8,000 ninety days from the Stipulation Effective Date;
d. the balance of the Post Stipulation Effective Date Taxes one hundred twenty days from the Stipulation Effective Date.
Paid in accordance with the terms of the Stipulation with the State Board of Equalization
Class 1	North Surgery Center, L.P.	$1,673.00 (monthly) Total Claim: $53,792	Pay monthly with first payment due on first business day of the first calendar month following the Effective Date	Paid as scheduled until December 2013; Not Paid in and after January 2014.
Class 2	Precision Forging Dies	Total Claim: $45,278	Pay in full by the first business day of the thirteenth calendar month following the Effective Date (September 1, 2014)	Not Paid

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

IMAGING3, INC.

Dated: August 12, 2016	By:	/s/ Dane Medley
Dane Medley
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dane Medley	Dated: August 12, 2016
Dane Medley, Chief Executive Officer
and Chairman (Principal Executive Officer)

/s/ Xavier Aguilera	Dated: August 12, 2016
Xavier Aguilera, Chief Financial Officer,
Secretary, and Executive Vice President
(Principal Financial/Accounting Officer)