Form 10-Q
period 2016-09-30
IMAGING3 INC
filed 2016-11-14
CIK 1205181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2016
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
As of October 13, 2016, the number of shares outstanding of the registrant’s class of common stock was 227,240,393.

PART I.          FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

IMAGING3, INC.
CONDENSED BALANCE SHEETS
AT SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	(Unaudited)
	9/30/2016	12/31/2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$69,711	$9,508
Accounts receivable, net	-	51,505
Total current assets	69,711	61,013

Total assets	$69,711	$61,013

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$1,874,734	$2,220,603
Notes payable	725,833	420,500
Derivative liability	5,490,254	1,197,951
Deferred revenue	34,519	72,912
Total current liabilities	8,125,340	3,911,966

STOCKHOLDERS’ DEFICIT:
Preferred stock, authorized 2,000, 0 and 2,000 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively, par value of $0.001	-	-
Common stock, authorized 1,000,000,000, no par value, and 198,240,393 and 190,756,393 Issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	5,826,982	5,365,047
Accumulated deficit	(13,882,611)	(9,216,000)
Total stockholders’ deficit	(8,055,629)	(3,850,953)
Total liabilities and stockholders’ deficit	$69,711	$61,013

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015

Net revenues	$23,195	$100,046	$40,393	$232,791

Cost of goods sold	1,905	47,465	10,247	125,482
Gross profit	21,290	52,581	30,146	107,309

Operating expenses:
General and administrative expenses	417,845	210,183	601,899	702,332
Total operating expenses	417,845	210,183	601,899	702,332

Loss from operations	(396,555)	(157,602)	(571,753)	(595,023)

Other income (expense):
Interest expense	(764,619)	(777,418)	(2,723,355)	(1,032,092)
Change in value of derivative instruments	138,407	2,044	(1,626,839)	2,958
Other income	48,667	2,900	256,135	2,900
Total other income (expense)	(577,545)	(772,474)	(4,094,059)	(1,026,234)

Loss before income taxes	(974,100)	(930,076)	(4,665,812)	(1,621,257)

Provision for income taxes	-	-	800	-

Net loss	$(974,100)	$(930,076)	$(4,666,612)	$(1,621,257)

Net loss per share - Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common stock outstanding - Basic and diluted	194,813,806	184,589,241	192,923,748	183,044,764

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,666,612)	$(1,621,257)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash interest	2,675,797	1,043,230
Stock-based compensation	139,535	-
Change in value of derivatives	1,626,839	(2,958)
Shares issued for services	162,500	70,750
(Increase) / decrease in current assets:
Accounts receivable	51,505	(3,120)
Prepaid expenses and other assets	-	7,609
Inventory	-	(25,473)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(345,868)	236,185
Deferred revenue	(38,393)	(116,739)

Net cash used for operating activities	(394,697)	(411,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	295,000	405,000
Proceeds from sale of stock, net of offering costs	159,900	149,125
Net cash provided from financing activities	454,900	554,125

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	60,203	142,352

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	9,508	12,364

CASH & CASH EQUIVALENTS, ENDING BALANCE	$69,711	$154,716

SUPPLEMENTAL DISCLOSURE:
Interest paid in cash	-	-
Income taxes paid in cash	-	-

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

Management’s plan regarding this matter is to, amongst other things, seek additional equity financing by selling our equity securities, increase our sales volume, and continue seeking approval from the FDA to bring to market our smart scan technology imaging platform. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. Our ability to execute our business plan and continue as a going concern may be adversely affected if we are unable to raise additional capital or operate profitably.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.  The Company maintains its cash in bank deposit accounts that may exceed federally insured limits.  The Company has not experienced any losses in such accounts. The Company had no cash equivalents at September 30, 2016.

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

Deferred Revenue

Deferred revenue consists substantially of amounts received from customers in advance of the Company’s performance service period. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the period that the underlying services are rendered, which in certain arrangements is straight-line over the remaining contractual term or estimated customer life of an agreement.

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

The Company had the following assets or liabilities measured at fair value on a recurring basis at September 30, 2016.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$5,490,254	$5,490,254

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

In April 2016, the FASB issued AS 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3. ACCOUNTS RECEIVABLE

All accounts receivable are trade related.  These receivables are current and management believes are collectible except for which a reserve has been provided. The reserve amount for uncollectible accounts was $-0- and $-0- as of September 30, 2016 and December 31, 2015, respectively.

4. ACCRUED EXPENSES

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory.  The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges.  The original amount was $104,052.  In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved.  In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed.  After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error.  Settlement was reached and the Company is currently paying $2,078 per month on a total liability of $38,019 as of September 30, 2016, including interest.  The Company recognized a reduction of accrued liability of approximately $200,000 relating to the settlement with the Internal Revenue Service, which was recorded as other income.  This agreement will cure any default of the Company’s plan payments.  The final payment is due on April 16, 2018.

5. INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.  The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.  The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of September 30, 2016.

6. NOTES PAYABLE

During 2013, the Company issued promissory notes in the aggregate amount of $42,500. These notes bear interest at 7% per annum and were due on June 30, 2014. The notes are secured by substantially all assets of the Company. As of September 30, 2016 the notes are past due.

During 2015, the Company issued promissory notes in the aggregate amount of $455,000. These notes bear interest at 10% per annum and are past due as of September 30, 2016. These notes are secured by substantially all assets of the Company. The convertible promissory note is convertible into shares of the Company’s common stock at a rate equal to $0.01 per share, subject to downward adjustments for future equity issuances. In connection with these convertible promissory notes, the Company issued warrants to purchase 27,000,000 shares of common stock at an exercise price of $0.01 per share, subject to downward adjustments for future equity issuances.  The warrants have a term of 7 years from the date of issuance. The Company is in default under the terms of these notes.

During 2016, the Company issued promissory notes in the aggregate amount of $310,000. These notes bear interest at 10% per annum and $165,000 is due on October 26, 2016, $65,000 is due on February 26, 2017, $40,000 is due on December 12, 2016, and $40,000 is due on March 29, 2017. These notes are secured by substantially all assets of the Company. The convertible promissory notes are convertible into shares of the Company’s common stock at a rate equal to $0.01-$0.05 per share, subject to downward adjustments for future equity issuances. In connection with these convertible promissory notes, the Company issued warrants to purchase 36,500,000 shares of common stock at an exercise price of $0.01 per share, subject to downward adjustments for future equity issuances.  The warrants have a term of 7 years from the date of issuance.

The conversion features and warrants are considered derivative liabilities pursuant to ASC 815 and were measured at their grant-date fair value and recorded as a liability and note discount on the date of issuance. Subsequent changes to the value of the derivative liabilities are recorded in earnings. As a result, during the year ended December 31, 2015, the Company recorded an initial note discount of $455,000, with an additional immediate charge to interest expense of $749,809 relating to the excess value of the derivative liabilities over the promissory notes.  During the nine months ended September 30, 2016, the Company recorded an additional note discount of $276,757, with an immediate charge to interest expense of $2,403,706 relating to the excess value of the derivative liabilities over the promissory notes.  Amortization of the note discount amounted to $272,090 during the nine months ended September 30, 2016 and $225,167 for the nine months ended September 30, 2015.

7. STOCKHOLDERS’ EQUITY

Preferred Stock

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company was authorized to issue 2,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of December 31, 2015, there were no shares of preferred stock outstanding.  As of January 18, 2016, Imaging3 issued 2,000 preferred voting shares to Dane Medley, CEO/Chairman. Each share constitutes 350,000 voting shares. The estimated value of these shares was not significant. As of September 30, 2016, there were 2,000 shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of no par value common stock.

During the nine months ended September 30, 2015, the Company issued a total of 10,335,000 shares of common stock for cash proceeds of $149,125 and 6,325,000 shares of common stock for services, valued at $70,750.

During the nine months ended September 30, 2016 the Company issued a total of 4,364,000 shares of common stock for cash in the amount of $159,900 and 3,000,000 shares of common stock were issued for services, valued at $162,500.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 27,000,000 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of September 30, 2016, employees of the Company hold options to purchase 13,000,000 shares of common stock at an exercise price of $0.025.

Transactions in FY 2016	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2015	8,000,000	$0.025	9.25
Granted	5,000,000	0.025	8.88
Exercised	0
Cancelled/Forfeited	0
Outstanding, September 30, 2016	13,000,000	$0.025	9.10
Exercisable, September 30, 2016	13,000,000	$0.025	9.10

The weighted average remaining contractual life of options outstanding issued under the Plan was 9.10 years at September 30, 2016.

8. WARRANTS

Following is a summary of warrants outstanding at September 30, 2016:

Warrant Activity
12-31-2015 Balance	45,148,696
Granted	36,500,000
09-30-2016 Balance	81,648,696

Number of Warrants	Exercise Price	Expiration Date
18,148,696	$0.000001	July 2023
2,000,000	$0.01	April 2022
25,000,000	$0.01	August 2022
30,000,000	$0.01	April 2023
6,500,000	$0.01	August 2023

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

The following table summarizes activity in the Company’s derivative liability during the nine months ended September 30, 2016:

12-31-2015 Balance	$1,197,951
Creation	2,665,464
Change in Value	1,626,839
09-30-2016 Balance	$5,490,254

The Company classifies the fair value of these derivative liabilities under level 3 of the fair value hierarchy of financial instruments.  The fair value of the derivative liability was calculated using a Black-Scholes model. The Company’s stock price and estimates of volatility are the most sensitive inputs in validation of assets and liabilities at fair value. The liabilities were measured using the following assumptions:

Term	0.5 years - 7.0 years
Dividend Yield	0%
Risk-free rate	0.55% - 1.44%
Volatility	60%

10. COMMITMENTS AND CONTINGENCIES

Vuksich Litigation

In May of 2012, John M. Vuksich (“Vuksich”), a shareholder who alleges to hold shares or proxies totaling more than 30,000,000 shares in the Company (approximately 5.95% of the outstanding stock in the Company at the time of the filing prior to the Company’s bankruptcy filing), filed a shareholder derivative action in the Los Angeles County Superior Court against the Company or (the “Vuksich Litigation”). In that litigation, Vuksich challenged certain corporate actions taken by the Company beginning in 2010, including the Company’s amendments to its articles of incorporation authorizing the Company to increase the authorized number of shares of common stock and to authorize the issuance of preferred stock. Among other things, Vuksich sought an order voiding certain other financing agreements and sought an order compelling the Company to fill vacancies on its Board of Directors. The Vuksich Litigation, which sought to alter the equity structure and management of the Company, required the Company to expend its already-limited resources both in terms of management time and attorney’s fees. Although the Company believed that the Vuksich Litigation could and would be defeated, it decided that the resources of the Company were better directed towards its business objectives in an effort to create value for the Company’s stakeholders.

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

During April 2016 John M. Vuksich appealed to Supreme Court on the most recent rulings dismissing his charges.  On October 3, 2016 the Supreme Court entered the following order:  The petition for a writ of certiorari is denied.

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

On September 13, 2012, the Company filed In re Imaging3, Inc., Case No.  2:12-bk-41206-NB (Bankr. C.D. Ca.) (the “Bankruptcy Case”), a voluntary petition under Chapter 11 of Title 11 of the United States Code.  The Company’s plan of reorganization thereunder (the “Plan”) was confirmed on July 9, 2013 pursuant to the court’s Order Confirming Debtor’s First Amended Chapter 11 Plan of Reorganization Dated March 5, 2013, as Modified (the “Order”).  Pursuant to the Order, the Plan became effective on July 30, 2013 (“Effective Date”).  The Plan requires that the Company pay certain obligations on the Effective Date of the Plan. Of the Company’s obligations under the Plan, the Company is delinquent with regard to the obligations described in the chart below:

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

Section IV, F of the Plan provides “A creditor or party in interest may bring a motion to convert or dismiss the case under § 1112(b), after the Plan is confirmed, if there is a default in performing the Plan.   Please refer to Basis of Presentation section on page 4.

11. SUBSEQUENT EVENTS

Mr. Vuksich appealed the decision of the Ninth Circuit Court of Appeal in the matter of Vuksich v Imaging 3, Inc., to the United States Supreme Court. The petition for a writ of certiorari was denied on October 3, 2016.

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

Deferred Revenue

Deferred revenue consists substantially of amounts received from customers in advance of the Company’s performance service period. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the period that the underlying services are rendered, which in certain arrangements is straight-line over the remaining contractual term or estimated customer life of an agreement.

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

Results of Operation for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
We had revenues in the first nine months of 2016 of $40,393 compared to $232,791 in 2015.  The decrease in revenue is due to decreased sales volume.

Our cost of revenue was $10,247 in the first nine months of 2016 compared to $125,482 in 2015.  The decrease in cost of revenue was as a result of decreased sales volume. We had a gross profit in the first nine months of 2016 of $30,146 compared to $107,309 in the same period of 2015. Again, lack of sales volume had a direct impact on decreased gross profit margin.  Our operating expenses decreased to $601,899 in the first nine months of 2016 as compared to $702,332 in 2015 primarily due to lack of sales volume.  Our loss on operations decreased to $571,753 in the first nine months of 2016 compared to $595,023 in 2015 which was related to the decreased sales volume.  Our net loss was $4,666,612 in the first nine months of 2016 compared to $1,621,257 in the first nine months of 2015.  All were affected by decreased sales volume for the period, stock-based compensation, and the impact of the interest expense from the derivative liability.

Results of Operation for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
We had revenues in the third quarter of 2016 of $23,195 compared to $100,046 in 2015.  The decrease in revenue is due to decreased sales volume.
Our cost of revenue was $1,905 in the third quarter of 2016 compared to $47,465 in 2015.  The decrease in cost of revenue was as a result of decreased sales volume. We had a gross profit in the third quarter of 2016 of $21,290 compared to $52,581 in the same period of 2015. Again, lack of sales volume had a direct impact on decreased gross profit margin.  Our operating expenses increased to $417,845 in the third quarter of 2016 as compared to $210,183 in 2015 due to stock-based compensation.  Our loss on operations increased to $396,555 in the third quarter of 2016 compared to $157,602 in 2015 due to stock-based compensation.  Our net loss was $974,100 in the third quarter of 2016 compared to $930,076 in the third quarter of 2015.  All were affected by decreased sales volume for the period, stock-based compensation and the impact of the interest expense from the derivative liability.

Liquidity and Capital Resources
The Company’s cash position was $69,711 at September 30, 2016, compared to $9,508 at December 31, 2015.

As of September 30, 2016, the Company has a working capital deficit of $8,055,629 as compared to $3,850,953 at December 31, 2015.

Net cash used in operating activities amounted to $394,697 for the nine month period ended September 30, 2016, as compared to net cash used in operating activities of $411,773 for the nine month period ended September 30, 2015.

Net cash provided by financing activities amounted to $454,900 and $554,125 for the nine month periods ended September 30, 2016 and 2015, respectively.  The decrease in 2016 as compared to 2015 resulted from a decrease in proceeds from the issuance of notes payable during the period.

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

The Company plans on raising sufficient capital to address obligations under the reorganization plan during the next six to nine months.   The company has contracted Amato and Partners as their Investor Relations firm.   The raise will continue through either a Private Placement Memorandum or institutional investors.   The plan is to raise approximately $3.5M within the next 12 months.   Please refer to table of obligations on page 13.

Going Concern Qualification
The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the years ended December 31, 2015, 2014, 2013 and 2012.  In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of September 30, 2016, we had identified the following material weaknesses which still exist as of September 30, 2016 and through the date of this report:

1.  As of September 30, 2016, and as of the date of this report, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of September 30, 2016, and as of the date of this report, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. As of September 30, 2016, and as of the date of this report, we did not maintain adequate segregation of duties.  Accordingly, management has determined that this control deficiently constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During April 2016 John M. Vuksich appealed to Supreme Court on the most recent rulings dismissing his charges.  The Company will await the Supreme Courts response regarding this appeal.  On October 3, 2016 the Supreme Court entered the following order:  The petition for a writ of certiorari is denied.

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

On September 13, 2012, the Company filed In re Imaging3, Inc., Case No.  2:12-bk-41206-NB (Bankr. C.D. Ca.) (the “Bankruptcy Case”), a voluntary petition under Chapter 11 of Title 11 of the United States Code.  The Company’s plan of reorganization thereunder (the “Plan”) was confirmed on July 9, 2013 pursuant to the court’s Order Confirming Debtor’s First Amended Chapter 11 Plan of Reorganization Dated March 5, 2013, as Modified (the “Order”).  Pursuant to the Order, the Plan became effective on July 30, 2013 (“Effective Date”).  The Plan requires that the Company pay certain obligations on the Effective Date of the Plan. Of the Company’s obligations under the Plan, the Company is delinquent with regard to the obligations described in the chart below:

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

Section IV, F of the Plan provides “A creditor or party in interest may bring a motion to convert or dismiss the case under § 1112(b), after the Plan is confirmed, if there is a default in performing the Plan.  Please refer to Basis of Presentation section on page 4.

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

IMAGING3, INC.

Dated: November 14, 2016	By:	/s/ Dane Medley
Dane Medley
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dane Medley	Dated: November 14, 2016
Dane Medley, Chief Executive Officer
and Chairman (Principal Executive Officer)

/s/ Xavier Aguilera	Dated: November 14, 2016
Xavier Aguilera, Chief Financial Officer,
Secretary, and Executive Vice President
(Principal Financial/Accounting Officer)