Form 10-K
period 2012-12-31
IMAGING3 INC
filed 2016-12-20
CIK 1205181

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

Commission file number 000-50099

IMAGING3, INC.

(Exact name of registrant as specified in its charter)

California	95-4451059
(State of Incorporation)	(I.R.S. Employer Identification No.)

3200 W. Valhalla Drive, Burbank, California 91505

(Address of principal executive offices) (Zip Code)

(818) 260-0930

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There were 565,291,689 shares outstanding of the registrant’s Common Stock as of December 31, 2012.

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

In mid-1995, Imaging3 purchased the assets of Pro Med Co. Pro Med Co had an exclusive agreement with OEC to remanufacture OEC C-arms for OEC Medical Systems. Though the purchase did not transfer the agreement, it eliminated one of our competitors and provided a substantial inventory of replacement parts. Access to these replacement parts allowed us to increase immediately our production levels and created the opportunity to remanufacture OEC’s complete product line, thereby increasing the models we could offer our customers. Also, this purchase allowed us to enter the lucrative parts sales business.

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

Imaging3 made its initial 510(k) submission for the Dominion Scanner in June 2007

The FDA denied clearance in July 2008, concluding that the device was not substantially equivalent to the predicate devices.

Imaging3 made a second 510(k) submission for the device in September 2009.

The FDA again denied clearance and, in a letter dated January 5, 2010, informed Imaging3 of the denial. In that letter, the FDA informed Imaging3 that it could not determine whether the Dominion Scanner was substantially equivalent to the predicate devices and identified certain deficiencies.

Imaging3 made another 510(k) submission for the Dominion Scanner in July 2010.

●	The FDA again determined that the device was not substantially equivalent to the predicate devices.

●	The October 28, 2010 letter also enumerated several issues that would need to be resolved before the review of a new 510(k) submission for the Dominion Scanner could be successfully completed, including numerous specific concerns regarding the safety of the device and the quality of the images.

●	The October 28, 2010 letter also stated that the images submitted by Imaging3 of the Dominion Scanner provided in a format with “no diagnostically useful information.” As result, the letter noted, the FDA could not determine whether “the machine [was] bad, the acquisition [was] bad, or the window/level setting [was] bad.”

●	On October 28, 2010 FDA also informed Imaging3 and Janes that the software documentation provided in the Submission “[was] not sufficient to determine the safety and effectiveness of the device.”

●	The FDA also stated in its October 28, 2010 letter had concerns about the potential for significant vibrations that could “affect image quality.”

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

There are currently four appeals pending in the “Vuksich Litigation.” If the Ninth Circuit Court of Appeals reverses the Bankruptcy Court and the District Court in any of these appeals, it could have a negative effect on the confirmed Plan:

● Order Denying Motion to Dismiss Chapter 11 Case, Case No.: 13-56695 (9th Cir.), appeal filed September 30, 2013, appealing the District Court’s dismissal of the initial appeal of the order.

● Order Disallowing Claims Nos. 23 and 24, Case No.: 14-55499 (9th Cir.), appeal filed March 31, 2014, appealing the District Court’s order affirming the order of the Bankruptcy Court.

● Order Denying Motion for Abandonment of Potential Claims Against Officers and Directors, Case No.: 14-55521 (9th Cir.), appeal filed April 2, 2014, appealing the District Court’s order affirming the order of the Bankruptcy Court.

● Order Confirming Debtor’s First Amended Plan, Case No.: 14-55466 (9th Cir.), appeal filed March 24, 2014, appealing the District Court’s order affirming in part and reversing in part the order of the Bankruptcy Court.

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

Business Operations

We believe Imaging3 technology has the potential to contribute to the improvement of healthcare. Our technology is designed to cause 3D images to be instantly constructed using high-resolution fluoroscopy. These images can be used as real time references for any current or new medical procedures in which multiple frames of reference are required to perform medical procedures on or in the human body. Management believes that Imaging3 technology has extraordinary market potential in an almost unlimited number of medical applications, including:

●	Trauma Center. We believe Imaging3 technology would allow a surgeon to immediately view exactly where a bullet is lodged in a gunshot victim. At any point during the procedure, the surgeon could continue to view 3D images in real-time.

●	Cardiology. We believe Imaging3 technology will provide a 3D view of a heart and allow a cardiologist to record the heartbeat in real-time. The entire heart would be visible, including veins that are wrapped around the “back” side.

●	Pain Management. We believe Imaging3 technology will provide a 3D view of the spine, nerve endings, and injection points and help guide the needle for spinal procedures. 3D images in real-time could also be used to view disk compression.

●	Neurovascular. We believe Imaging3 technology will provide a 3D view of the skull and brain to diagnose neurovascular diseases. 3D images in real-time could be used to view the rupture of vessels or arterial blockages diminishing blood flow to the brain.

●	Orthopedic. We believe Imaging3 technology will provide a 3D view of bones and joints to help diagnose orthopedic conditions. An orthopedic surgeon could view a 3D image in real-time to line up a screw with the hole in a hip pinning.

●	Vascular. We believe Imaging3 technology will provide a 3D view of veins throughout the body. After injecting dye, a 3D image in real-time could pinpoint clots and occlusions and help diagnose vascular diseases.

Multi-function Device

A diagnostic medical imaging device built with Imaging3 technology could perform several functions and could potentially replace or supplement a number of existing devices, resulting in considerable cost savings for hospitals and healthcare centers. These functions include:

●	Perform real-time, 3D medical imaging;

●	Emulate a computerized tomography scanner (at a fraction of the capital cost); and

●	Perform standard fluoroscopy.

Our management believes that this multi-function capability will be especially attractive in foreign markets, where the cost of a computed tomography (“CT”) scanner is beyond the means of most hospitals and healthcare centers.

Existing Base of Business to Launch a Proprietary Product

Imaging3 is an established company with revenues and an industry reputation. While we began as a service provider, we expanded to include equipment and parts sales, both new and renewed. Management believes that Imaging3 was one of the largest remanufacturer of C-arms in the world. We offered new, demonstration, remanufactured, refurbished, and pre-owned systems in all price ranges from every major manufacturer including OEC, General Electric, Imaging3, Inc., Philips, Siemens, FluoroScan, XiScan and Ziehm. We currently supply full-size, compact and mini C-arms.

Management believes that Imaging3 was at one time the largest distributor of C-arm tables in the United States. We offered new, demonstration, remanufactured, refurbished, and pre-owned C-arm tables in all price ranges from every major manufacturer. We also supplied pain management tables, surgery tables, urology tables, and vascular tables. Imaging3’s management intends to use our base of operations and channels of distribution to launch our new medical imaging devices business, based on our breakthrough Imaging3 technology.

Business and Revenue Models

Our business strategy is to: (1) continue to build our base of C-arm remanufacturing and service business, (2) develop medical diagnostic imaging devices, based on our breakthrough Imaging3 technology for the $5 billion medical imaging market, (3) sell our new medical diagnostic imaging devices directly to healthcare providers, as well as through channel partners and distributors, and (4) license our breakthrough Imaging3 technology to other medical diagnostic imaging device manufacturers.

Our management believes that most of our future revenues will come from the sale of medical imaging devices, based on our Imaging3 technology. Other revenues are expected to be derived from the licensing of our proprietary technology to other medical diagnostic imaging device manufacturers. The smallest portion of our future revenue is projected to come from the sale and service of C-arms.

Proprietary Technology

Patent

On June 23, 2004, U.S. Patent No. 6,754,297 was granted in the name of Dean Janes, entitled Apparatus and Method for Three-Dimensional Real-Time Imaging System. The rights to this patent have been assigned to us. As of December 31, 2015 Imaging3 Inc. had one UCC filing against assets that were obtained by Gemini Capital in conjunction with secured notes.

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

According to a Freedonia Group study, the medical imaging equipment market in the United States will register gains faster than the projected growth in national health expenditures. Growth is stimulated by an increasing incidence of patient procedures involving diagnostic imaging, partly the result of an aging population and partly reflecting advances in noninvasive imaging technology.

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

The MRI industry has experienced growth as a result of:

●	Recognition of MRI as a cost-effective, noninvasive diagnostic tool.

●	Superior soft-tissue image quality of MRI versus that of other diagnostic imaging technologies.

●	Wider physician acceptance and availability of MRI technology.

●	Growth in the number of MRI applications.

●	MRI’s safety when compared to other diagnostic imaging technologies, because it does not use potentially harmful radiation.

●	Increased overall demand for healthcare services, including diagnostic services, for the aging population.

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

A study by Theta Reports, Diagnostic Imaging Equipment and Systems World Market, identifies the following 17 key players in the medical diagnostic imaging market:

●	ADAC Laboratories
●	Eastman Kodak Co.
●	Fonar Corp.
●	Fuji Medical Systems U.S.A., Inc.
●	General Electric Medical Systems
●	Hitachi Medical Systems America, Inc.
●	Hologic, Inc.
●	Imaging Diagnostic Systems, Inc.
●	Imatron, Inc.
●	Lumisys, Inc.
●	Marconi Medical Systems
●	Philips Medical Systems Nederland BV
●	PhorMax Corp.
●	Siemens Medical Engineering Group
●	Sterling Diagnostic Imaging, Inc.
●	Trex Medical Corp.
●	Varian Medical Systems, Inc.

Direct Competitors

At this time, we are not aware of any existing devices in the marketplace that provide 3D, real-time, portable diagnostic medical imaging, with the exception of ultrasound. Ultrasound is a real-time tomographic imaging modality. Not only does it produce real-time tomograms of the position of reflecting surfaces (internal organs and structures), but it can also be used to produce real-time images of tissue and blood motion. Ultrasound, however, is a low-resolution imaging modality that does not produce an image as precise and clear as fluoroscopy. Our devices will rely instead on the use of fluoroscopy, a high-resolution imaging modality, to produce “live” x-ray images of living patients in 3D.

Marketing and Sales Plan

Marketing Strategy

Our marketing strategy is to create a favorable environment to sell our medical diagnostic imaging devices. We intend to enhance, promote and support the fact that Imaging3 technology is the most complete and comprehensive medical diagnostic imaging solution available in the marketplace.

Product and Service Differentiation

According to our management, the differentiating attributes of Imaging3 technology include:

●	The only 3D, real-time medical diagnostic imaging device in the market that will produce high resolution images;

●	Reasonably priced;

●	Easy-to-install;

●	Vast array of features; and

●	Highly reliable.

We believe the Imaging3 medical device will be reasonably priced because we plan to price it at a level considerably less than comparable MRI and CT Scan machines. We believe it will be easy to install because it is lighter and will be more mobile than the MRI and CT Scan machines. We believe it will have more features than MRI and CT Scan machines because it is designed to provide 3D instant real time images and real time CT emulation, which the other machines currently do not provide. Management believes that the Imaging3 medical device will be more reliable than competing MRI and CT Scan machines because it needs less radiation to provide its 3D images, and its assembled components are simpler, more efficient, and standard (i.e. “off-the-shelf”), rather than customized.

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

Positioning

Management believes that Imaging3 can be positioned as offering the superior solution for producing medical diagnostic images. Management believes that our unique advantage is that we can offer a diagnostic imaging solution that will allow healthcare providers to view real-time references for virtually any procedure. We plan to reposition our competitors by demonstrating that their offerings are inadequate compared to our device because they:

●	Do not provide 3D images;
●	Do not provide images in real-time;
●	Do not provide comparable high resolution images; and
●	Are too costly.

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

●	Direct Sales - Full suggested list price;

●	Dealers - 30% off suggested list price; and

●	Manufacturer’s Representatives - 10% commission.

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

Employees

As of December 31, 2012, we employed ten (10) full-time individuals, all of whom were working at our leased offices at 3200 W. Valhalla Drive, Burbank, California 91505. Of those ten (10) full-time employees, seven (7) full-time employees were employed in administrative, marketing, and sales positions, and the remaining three (3) were technical employees employed in research, development, and production positions.

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

Government Regulatory Approval Process

In 2012 we believed that our products would be classified as Class II (Medium Risk) devices by the FDA. Accordingly, clinical studies with our products would be considered to be Non-Significant Risk Studies, except that our 501(k) application with the FDA for our proprietary medical imaging device has not yet been approved as a Class II device. Imaging3’s business is governed by the FDA and all products typically require 510(k) market clearance before they can be put in commercial distribution. We are also regulated by the FDA’s Quality Systems Regulation, which is similar to the ISO9000 and the European EN46000 quality control regulations. All of our products currently in production or manufactured by other vendors are approved for marketing in the United States under the FDA’s 510(k) regulations.

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

The statutory authority for the MDR regulation is Section 519(a) of the FFD&C Act as amended by the Safe Medical Devices Act of 1990. The Safe Medical Devices Act of 1990 requires user facilities to report:

●	Device-related deaths to the FDA and the device manufacturer;

●	Device-related serious injuries to the manufacturer, or to the FDA if the manufacturer is not known; and

●	Submit to the FDA on an annual basis a summary of all reports submitted during that period.

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

Status of Bankruptcy Proceedings

On September 13, 2012, the Company commenced a bankruptcy case by filing a voluntary Chapter 11 petition under the United States Bankruptcy Code (“Bankruptcy Code”). The Chapter 11 Plan (the “Plan”) adopted by Imaging3, Inc. on July 31, 2013 is a reorganizing plan. Payments under the Plan are made by utilizing existing cash on hand, borrowings on a secured and unsecured basis, future revenues for claims that are paid in cash, and by conversion of debt to equity. The effective date of the Plan was July 31, 2013 (the “Effective Date”).

Administrative expenses are claims for costs or expenses of administering the Company’s Chapter 11 case. The Bankruptcy Code requires that all administrative claims be paid on the Effective Date of the Plan, unless a particular claimant agrees to a different treatment. The Company paid approximately $463,146 on the Effective Date for administrative expenses. Priority tax claims are certain unsecured income, employment and other taxes. The Company is paying approximately $71,974 of priority tax claims to the IRS, Los Angeles County, California State Board of Equalization and City of Los Angeles in monthly installments, plus interest, through September 2017. Secured claims are claims secured by liens on the Company’s property. The Company has agreed to pay approximately $105,525 in cash installments, $60,247 of which are over 36 months and $45,278 of which is a one-time payment due in September 2015, for certain secured claims. The Company issued approximately 56,439,176 shares of new common stock to pay approximately $1,073,033 of outstanding debt owed to Gemini Master Fund, LLC, Alpha Partners, LLC and Brio Capital, LLC, whereupon their liens on Company assets were released. In addition, the Company issued approximately 18,148,696 new warrants to purchase common stock to Gemini and Alpha, exercisable for a period of five years from the Effective Date at $0.01 per share. The Company issued approximately 15,536,859 additional shares of new common stock to pay approximately $298,142 of additional secured claims. An additional 58,823,965 shares of new common stock are authorized to be issued by the Company to raise up to $1,000,000 of financing for the Company before and after the Effective Date; which may be in the form of collateralized debt.

General unsecured claims are unsecured claims not entitled to priority. The Company paid approximately $1,936,402 of unsecured claims by issuing 21,513,051 shares of its new common stock pro rata among the holders of such debt. An unsecured claim for $359,938 owed to Dean Janes, the former Chief Executive Officer of the Company, was paid in full by issuance of 3,986,949 shares of new common stock to him on the Effective Date. The Company’s stockholders were issued 8,500,000 shares of new common stock in the Company, and all of their old common stock was cancelled. All old outstanding preferred stock was also cancelled. All options to acquire old common stock and warrants to purchase securities of the Company’s outstanding old common stock immediately prior to the Effective Date were cancelled and extinguished on the Effective Date.

On the Effective Date, the Plan provided for the Company to adopt a new equity incentive plan authorizing the award of up to 15% of the shares of new common stock outstanding from time to time, to the Company’s employees, officers, directors and consultants in the form of stock option grants or restricted stock grants or stock awards, as determined by the Company’s board of directors. The Company has not yet adopted the Plan.

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

Due to the restructuring process under Chapter 11 of the United States Bankruptcy Code, our future operations are uncertain and are affected by a number of risks and uncertainties over which we have little or no control. We are subject to a number of risks and uncertainties associated with the filing of voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code, which may lead to potential adverse effects on our liquidity, results of operations, brand and/or business prospects. We cannot assure you of the outcome and repercussions of our Chapter 11 proceedings. Risks associated with the Chapter 11 proceedings may adversely impact our business, and include an adverse impact on the following:

●	Our ability to continue as a going concern;

●	Our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 proceedings and the outcomes of Bankruptcy Court rulings of the proceedings in general;

●	The length of time we will operate under the Chapter 11 proceedings and our ability to successfully emerge;

●	Our ability to develop, consummate and implement one or more plans of reorganization with respect to the Chapter 11 proceedings;

●	Our ability to obtain Bankruptcy Court and creditor approval of their plan of reorganization and the impact of alternative proposals, views and objections of creditor committees and other stakeholders, which may make it difficult to develop and consummate a plan of reorganization in a timely manner;

●	Risks associated with third party motions in the Chapter 11 proceedings, which may interfere with our plan of reorganization;

●	The ability to maintain sufficient liquidity throughout the Chapter 11 proceedings;

●	Our ability to secure sufficient financing to support our reorganization and emergence from bankruptcy;

●	Increased costs related to the bankruptcy filing and other litigation;

●	Our ability to manage contracts that are critical to operations, to obtain and maintain appropriate terms with customers, suppliers and service providers;

●	The ability to fairly resolve legacy liabilities in alignment with our plan of reorganization;

●	The outcome of all pre-petition claims against us; and

●	Our ability to maintain existing customers, vendor relationships and expand sales to new customers.

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

Shareholders could experience dilution in their ownership of us. Our board of directors has the authority to cause the Company to issue additional securities and convertible securities at such prices and on such terms as it determines in its discretion without the consent of the stockholders, including without limitation common stock, preferred stock, warrants and convertible notes. The Company has issued securities to professional investment firms that have full ratchet anti-dilution provisions and other adjustments for certain potentially dilutive transactions. These provisions may be triggered, causing adjustments resulting in lower exercise prices and more securities outstanding, thereby causing existing shareholders to experience more dilution than originally anticipated when those securities were first issued by the Company. Consequently, our shareholders are subject to the risk that their ownership in the Company will be substantially diluted in the future.

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

ITEM 2. PROPERTIES

We currently maintain and lease our administrative offices and production facility at 3022 N. Hollywood Way, Burbank, California 91505. This facility contains 1,800 square feet of space, and we currently pay rent at a rate of $2.00 per square foot, gross.

ITEM 3. LEGAL PROCEEDINGS

On November 29, 2011, we were served with a Motion to Compel Arbitration by Cranshire Capital, L.P. (“Cranshire”), a warrant holder with whom we completed a private placement for the sale of common stock and warrants for $1,000,000 in the aggregate in October 2010. Cranshire alleged that it is a holder of Series A Warrants, Series B Warrants, and Series C Warrants issued by us (collectively, the “Warrants”) and that our entry into a transaction in October 2011 had the effect of triggering the anti-dilution provision in the Warrants. They alleged that the effect of the application of the anti-dilution provisions was to substantially lower the exercise price of the Warrants and increase the number of shares issuable upon exercise of the Warrants. We believe that we had meritorious defenses to the Plaintiff’s claims. Nevertheless, the parties have agreed to settle the claims.

Accordingly, on or about March 28, 2012, we entered into a Claims Exchange Agreement (the “Cranshire Agreement”) with Cranshire and a Settlement Agreement (the “Freestone Agreement”) with Freestone Advantage Partners, L.P. (“Freestone”), the other holder of Warrants, in order to settle the disputes between us and Cranshire and us and Freestone.

Pursuant to the Cranshire Agreement, we have agreed with Cranshire that as a result of the issuance of securities by us pursuant to the transaction in October 2011, Cranshire is entitled to (i) an exercise price under each of Cranshire’s Warrants of $0.0119 per share, and (ii) the following as a result thereof: (a) 103,466,396.17 shares of our common stock issuable upon exercise of Cranshire’s Series A Warrant, (b) 22,868,151.26 shares of our common stock issuable upon exercise of Cranshire’s Series B Warrant and (c) 103,466,396.17 shares of common stock issuable upon exercise of Cranshire’s Series C Warrant. Cranshire also agreed that its Series B Warrant will terminate and be cancelled simultaneously with the occurrence of the closing under the Cranshire Agreement, and we will have no further obligation to deliver any shares of our common stock under Cranshire’s Series B Warrant.

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

Pursuant to the Freestone Agreement, we have agreed with Freestone that as a result of the issuance of securities by the Company pursuant to the transaction in October 2011, Freestone is entitled to (i) an exercise price under each of Freestone’s Warrants of $0.0119 per share, and (ii) the following as a result thereof: (a) 1,575,645.38 shares of our common stock issuable upon exercise of Freestone’s Series A Warrant, (b) 1,260,516.30 shares of our common stock issuable upon exercise of Freestone’s Series B Warrant, and (c) 1,575,645.38 shares of common stock issuable upon exercise of Freestone’s Series C Warrant. Freestone also agreed that its Series B Warrant will terminate and be cancelled simultaneously with the occurrence of the closing under the Cranshire Agreement, and we will have no further obligation to deliver any shares of our common stock under Freestone’s Series B Warrant.

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

The Company was involved in the following additional litigation: Securities and Exchange Commission v. Imaging3 & Dean Janes, Civil Action No. CV13-04616 GAF (AJWx) (U.S. Dist. Ct., C.D. Ca.), for which Fulbright & Jaworski LLP is counsel of record. The Company settled this action by entering into a Deferred Prosecution Agreement with the SEC in which the Company covenanted to comply with federal and state securities laws through December 31, 2017, which, among other covenants, includes providing written notification to the SEC, within five days, if the Company has been charged or convicted of an offense by any federal, state, or local law enforcement organization or regulatory agency; providing written notification to the SEC, within five days, if a formal or informal complaint has been made against the Company or disciplinary action has been taken against the Company by any self-regulatory organization; that the Company adopt policies governing correspondence with the U.S. Food and Drug Administration, communications with shareholders and the posting of communications on the Company website, press releases and the advanced review of such releases, regular review of the Company’s policies and procedures on communications to remain in compliance with federal securities laws; and requiring all existing officers and directors of Imaging3, and all persons who become officers or directors in the future, to participate in a training session with Imaging3’s outside counsel regarding compliance with federal securities laws. The SEC staff may make reasonable requests for further evidence of compliance, and Imaging3 agrees to provide such evidence.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

Equity Compensation Plan Information

We have not yet, but may in the future, establish a management stock incentive plan pursuant to which stock options and restricted stock grant awards may be authorized and granted to our executive officers, directors, employees and key consultants. In the event we establish a stock incentive plan, we expect to authorize approximately 15% of our outstanding shares of common stock for future issuance.

Warrants

As of December 31, 2012, we had a total of 233,490,164 warrants to purchase 233,490,164 shares of our common stock outstanding, subject to possible further adjustment pursuant to the full ratchet anti-dilution provisions in those warrants. As a result of the full ratchet anti-dilution provisions in the warrants, the number of outstanding warrants may be revised substantially higher, and their exercise prices revised substantially lower, in the near future.

Preferred Stock

Effective March 20, 2012, the Company issued 3,000 shares of Series A Preferred Stock to Dean Janes, our Chief Executive Officer. Each share of Series A Preferred Stock has a par value of $0.001 and the equivalent of 350,000 votes. The Series A Preferred Stock is not convertible into the Company’s common stock. The holder of the Series A Preferred Stock is entitled to dividends only to the extent of the number of shares of Series A Preferred Stock held by him (i.e. 3,000) in proportion to the total number of outstanding shares of preferred and common stock. The liquidation preference of each share of the Series A Preferred Stock is its par value, $0.001 per share. These shares were cancelled effective July 31, 2013 in accordance with the Company’s Chapter 11 reorganization plan adopted on that date.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL AND PLAN OF OPERATIONS

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about Imaging3, Inc.’s financial condition, results of operations and business. These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	Failure of our common stock to resume trading on a public securities trading market, or to be liquid with adequate trading volume;

(b)	volatility or decline of our stock price;

(c)	potential fluctuation in quarterly results;

(d)	our failure to earn revenues or profits;

(e)	inadequate capital to continue the business and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

(f)	failure to commercialize our technology or to make sales;

(g)	changes in demand for our products and services;

(h)	rapid and significant changes in markets;

(i)	litigation with or legal claims and allegations by outside parties, causing us to incur substantial losses and expenses;

(j)	insufficient revenues to cover operating costs;

(k)	dilution in the ownership of the Company through the issuance by us of additional securities and the conversion of outstanding warrants, notes and other securities; and

(l)	failure to obtain FDA approval for our new medical scanning device, which is still in its prototype stage.

(m)	failure to comply with our Chapter 11 Reorganization Plan, causing us to re-enter bankruptcy and possibly terminate and liquidate.

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

On September 13, 2012, we filed a voluntary petition under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. ss. 101 et seq., in the United States Bankruptcy Court for the Central District of California, Los Angeles Division, as case No. 2:12-bk-41206-NB. See “Business- Status of Bankruptcy Proceedings.”

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

Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer’s needs ranging from five days to six months. The rental revenues were insignificant in the twelve month periods ended December 31, 2011 and 2012. Written rental or operating lease agreements are used in all instances.

Derivative Liability. Derivative financial instruments should be recorded as liabilities in the consolidated balance sheet and measured at fair value. For purposes of the valuation, the consultant utilized fair value as the basis for formulating its opinion which has been defined by the Financial Accounting Standards Board (“FASB”) as “the amount for which an asset (or liability) could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion.” The FASB has provided guidance that its definition of fair value is consistent with the definition of fair market value in IRS Rev. Rule 59-60. In determining the fair value of the derivatives the consultant assumed that the Company’s business would be conducted as a going concern. These derivative liabilities will need to be marked-to-market each quarter with the change in fair value recorded in the income statement. The FASB and IRS have provided guidance that its definition of fair value is consistent with the definition of fair market value in IRS Rev. Rule 59-60. The opinion of Fair Value relied on a “value in use” or “going concern” premise. To properly apply this fair value standard, the consultant gave consideration to the holder’s intentions regarding whether or not the securities purchases were to be held, sold or abandoned. Its analysis also reflects assumptions that would be made by market participants if these market participants were to buy or sell each identified asset on an individual basis.

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

Deferred Revenue. Deferred revenue consists substantially of amounts received from customers in advance of the Company’s performance service period. Deferred revenue is recognized as revenue on a systematic basis that is proportionate to the period that the underlying services are rendered, which in certain arrangements is straight-line over the remaining contractual term or estimated customer life of an agreement.

Research and Development. Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB ASC 730-10. Included in research and development costs are operating costs, facilities, supplies, external services, clinical trial and manufacturing costs, and overhead directly related to the Company’s research and development operations, as well as costs to acquire technology licenses.

Recently Issued Accounting Standards-New Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward exists. In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-02”), which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. The adoption of ASU 2013-11 is not expected to have a material effect on our consolidated financial position or results of operations.

Disclosures about Reclassification Adjustments out of Accumulated Other Comprehensive Income. In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update will be effective for us in the first quarter of 2013, but early adoption is permitted. The update will primarily impact our disclosures, but otherwise is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Testing Indefinite-Lived Intangible Assets for Impairment. In July 2012, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The update will be effective for us in the first quarter of 2013, but early adoption is permitted. The update may, under certain circumstances, reduce the complexity and costs of testing indefinite-lived intangible assets for impairment, but otherwise is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Testing Goodwill for Impairment. In September 2011, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This update was effective and adopted by the Company in the first quarter of 2012 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Presentation of Comprehensive Income. In June 2011, the FASB issued an accounting standards update which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in existing guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format previously used by us, and the second statement would include components of other comprehensive income (“OCI”). The update does not change the items that must be reported in OCI and must be applied retrospectively for all periods presented in the financial statements. This update was effective and adopted by the Company in the first quarter of 2012 and impacted the Company’s financial statement presentation, but otherwise did not impact the Company’s consolidated financial position, results of operations or cash flows.

Disclosures about Fair Value Measurements. In May 2011, the FASB issued an accounting standards update which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between U.S. GAAP and International Financial Reporting Standards. The update requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as disclosures of transfers between Level 1 and Level 2 of the fair value hierarchy. This update was effective and adopted by the Company in the first quarter of 2012 and impacted the Company’s disclosures, but otherwise did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

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

No depositor is a related party of any officer or employee of Imaging3, Inc.

Our terms of deposit typically are 50% down with the balance of the sale price due upon delivery.

The following sets forth selected items from our statements of operations for the year ended December 31, 2012 and the year ended December 31, 2011.

	Year Ended December 31, 2011	Year Ended December 31, 2012
Net revenues	$1,068,617	$1,052,541
Cost of goods sold	505,865	585,794
Gross Profit	562,752	466,747
General and administrative expenses	2,947,140	1,862,073
Income (loss) from operations	(2,384,388)	(1,395,326)
Total other income (expenses)	(15,541,525)	4,032,610
Provision for income taxes	(800)	(800)
Net income (loss)	$(17,926,713)	$2,636,484

Results of Operations for the Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2012.

We had revenues for the year ended December 31, 2011 of $1,068,617 as compared to $1,052,541 for the year ended December 31, 2012, which represented a 1% decrease. The decrease in sales was attributed directly to an decrease in equipment sales for this period. Our rental revenue has been a little more than 8% of our total revenue in the past two years and is recognized over the term of the lease agreement. Rental revenues are only deemed earned as collected.

Our cost of revenue was $505,865 for the year ended December 31, 2011 as compared to $585,794 for the year ended December 31, 2012, which represents an increase of $79,929 or 15%. This increase resulted directly from increased costs for equipment, parts, sales and services. Our gross profit margin for the year ended December 31, 2011 was $562,752 as compared to $466,747 for the year ended December 31, 2012, a 17% decrease. This is due to increased costs of sales in 2012. Our total operating expenses decreased in 2011from $2,947,140 to $1,862,073 for the year ended December 31, 2012, a decrease of 36% due to decreased interest and legal expenses. Our net loss for the fiscal year ending December 31, 2011 was $17,926,713 as compared to net income of $2,636,484 for the fiscal year ending December 31, 2012. This decrease in loss is attributed directly to Gain/Loss on change of Derivative Liability account which was calculated at approximately less at year end December 31, 2012 than for the year end December 31, 2011.

At December 31, 2012, we had a balance due to our chief executive officer amounting to $350,000 for the amount borrowed by us. This amount is due on demand, secured and interest free. At December 31, 2011, the balance due to our chief executive officer on the same terms was $344,938.

We filed our tax return for 2000 as an S-corporation and changed our status to a C-corporation effective August 1, 2001. Under current accounting guidance, deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. We have recorded insignificant liabilities of $800 per year for income taxes due to adjustments as a result of the conversion from an S-corporation to a C-corporation for tax purposes. The provision for income taxes was recorded for the state minimum tax of $800 imposed on corporations. (See Note 7 in financial statements for the year ended December 31, 2012).

We expect the trend of operating losses by us to continue into the future at the current or greater rate as we spend money on product development and marketing. We cannot assure that we can achieve profitability. We do not expect litigation against us to expand and believe litigation is on a decreasing trend, although we can give no assurances in relation to future litigation.

In 2012, we spent and recorded $126,173 for research and development of our technology, which includes software design, mechanical design and the manufacturing of the prototype. In 2011, we spent and recorded $255,904 for research and development of our technology. Costs for individuals employed by Imaging3 are absorbed in normal operating expenses and are not separated into different categories at this time for simplicity.

Liquidity and Capital Resources

Our total current assets decreased from $670,748 as of December 31, 2011, to $29,106 as of December 31, 2012, a difference of $641,642 or 96%. The cash account as of December 31, 2011 was $449,733, compared to $6,869 as of December 31, 2012 and the inventory writeoff of $149,628 in December 31, 2012 affected the difference.

Our total current liabilities decreased to $3,767,021 as of December 31, 2012 from $20,532,397 as of December 31, 2011. This decrease is due in large part to the decrease in the derivative liability account by $17,555,812 for this reporting period. The derivative liability account derives from the Series A, Series B, and Series C Warrants issued by us in a private placement on October 15, 2010 and the convertible note and warrants issued in a private placement on October 3, 2011.

During the year ended December 31, 2011, we used $1,762,259 of net cash for operating activities as the company required working capital, as compared to $845,696 during the year ended December 31, 2012. Net cash provided by financing activities during the year ended December 31, 2011 was $1,844,414, as compared to $402,832 during the year ended December 31, 2012.

We plan to continue to make private placements of our common stock to raise working capital to sustain the Company until we can earn sufficient net revenue from operations to maintain and possibly grow the Company’s business, of which there is no assurance.

Going Concern Qualification

We have incurred significant losses from operations, and such losses are expected to continue. Our auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2012. In addition, we have limited working capital. The foregoing raises substantial doubt about our ability to continue as a going concern. Management’s plans include seeking additional capital and/or debt financing. We cannot guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available it will be on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” may make it substantially more difficult for us to raise capital.

Off-Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IMAGING3, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Imaging3, Inc.

Burbank, California

We have audited the accompanying balance sheet of Imaging3, Inc. (the Company) as of December 31, 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging3, Inc. as of December 31, 2012, and the results of its operations and its cash flows in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the financial statements, the Company filed a petition on September 13, 2012 with the United States Bankruptcy Court for the Central District of California for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s First Amended Chapter 11 Plan of Reorganization of Imaging3, Inc. (as revised, the “Plan”) was confirmed by the Court on July 9, 2013 and the Company emerged from bankruptcy on July 30, 2013. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting on July 1, 2013.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has incurred recurring net losses, used cash in operations and recently declared bankruptcy. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 14. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP

Encino, California

November 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Imaging3, Inc.

Burbank, California

We have audited the accompanying balance sheets of Imaging3, Inc. as of December 31, 2011 and the related statements of operations, changes in stockholders deficit, and cash flows for the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging3, Inc. as of December 31, 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered a recurring losses from operations and maintains a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.See note 13 to the financial statements for further information regarding this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 16, 2012

IMAGING3, INC.

 DEBTOR IN POSSESSION

BALANCE SHEETS

AT DECEMBER 31, 2012 AND DECEMBER 31, 2011

	12/31/2012	12/31/2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,869	$449,733
Accounts receivable, net	19,518	49,772
Inventory, net	-	148,914
Deferred financing costs, net	-	11,532
Prepaid expenses	2,719	10,797
Total current assets	29,106	670,748

PROPERTY AND EQUIPMENT, net	4,442	12,013

OTHER ASSETS	-	31,024
Total assets	$33,548	$713,785

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:
Accounts payable	$158,853	$-
Deferred revenue	114,096	-
Total current liabilities not subject to compromise	272,949	-

CURRENT LIABILITIES SUBJECT TO COMPROMISE
Accounts payable and accrued expenses	2,078,182	2,080,820
Deferred revenue	-	168,974
Equipment deposits	-	89,250
Due to an officer	350,000	344,938
Convertible notes payable, net of discount	1,065,890	292,603
Derivative liability	-	17,555,812
Total current liabilities subject to compromise	3,494,072	20,532,397

Total Current Liabilities	3,767,021	20,532,397

Total Liabilities	3,767,021	20,532,397

STOCKHOLDERS’ DEFICIT:
Preferred stock, authorized shares 1,000,000;
0 shares issued and outstanding at December 31, 2012 and December 31, 2011	-	-
Preferred Stock, $0.001 par value	532,391
Common stock, no par value; authorized shares 750,000,000; and 565,291,689 and 414,388,151 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	-	14,344,878
Common stock, no par value	27,824,156
Preferred stock payable		288,014
Common stock payable		275,000
Accumulated deficit	(32,090,020)	(34,726,504)
Total stockholders’ deficit	(3,733,473)	(19,818,612)
Total liabilities and stockholders’ deficit	$33,548	$713,785

The accompanying notes form an integral part of these financial statements

IMAGING3, INC.

DEBTOR IN POSSESSION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Net revenues	$1,052,541	$1,068,617

Cost of goods sold	585,794	505,865
Gross profit	466,747	562,752
Operating expenses
General and administrative expenses	1,862,073	2,947,140
Total operating expense	1,862,073	2,947,140

Loss from operations	(1,395,326)	(2,384,388)

Other income (expense):
Reorganization items, net	(135,453)	-
Interest expense	(975,988)	(423,365)
Other income (expense), net	1,288	7,040
Gain on legal settlement	-	172,190
Change in value of derivative liability	5,142,763	(15,297,390)
Total other income (expense)	4,032,610	(15,541,525)

Income (loss) before income tax	2,637,284	(17,925,913)
Provision for income taxes	800	800

Net Income (loss)	$2,636,484	$(17,926,713)

Net income (loss) per share	$	$
Basic	$0.01	$(0.05)
Diluted	$0.00	$(0.05)

Weighted average shares outstanding
Basic	499,946,416	392,624,026
Diluted	750,000,000	392,624,026

The accompanying notes form an integral part of these financial statements

IMAGING3, INC.

DEBTOR IN POSSESSION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,636,484	$(17,926,713)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Bad debts	10,142	4,234
Depreciation	7,571	10,516
Preferred stock issued to officer	244,377	288,014
Common stock payable pursuant to settlement of litigation	-	275,000
Inventory write off	149,628	-
Gain on settlement of accrued expenses	-	(172,190)
Amortization of deferred financing costs	-	3,718
Amortization of note discount	920,547	292,603
Shares issued for services	123,401	140,500
Change in value of derivative liability	(5,142,763)	15,297,390
(Increase) / decrease in current assets:
Accounts receivable	20,112	(27,069)
Inventory	-	(24,469)
Prepaid expenses and other assets	38,388	9,828
Increase / (decrease) in current liabilities:
Accounts payable	576,565	26,045
Accrued expenses	(286,020)	(20,110)
Deferred revenue	(54,878)	33,444
Equipment deposits	(89,250)	27,000
Net cash used for operating activities	(845,696)	(1,762,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officer advance	244,650	261,996
Repayments to officer advance	(373,918)	(437,386)
Proceeds from sale of common stock, net of offering costs	89,150	1,035,054
Deferred financing costs	-	(15,250)
Proceeds from exercise of warrants	100,000	-
Proceeds from issuance of convertible notes	342,950	1,000,000
Net cash provided for investing activities	402,832	1,844,414

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(442,864)	82,155

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	449,733	367,578

CASH & CASH EQUIVALENTS, ENDING BALANCE	$6,869	$449,733

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Impact of exercise of warrants on derivative liability	$-	$985,044
Debt discount	$-	$1,200,000
Disposal of fully depreciated property and equipment	$237,807	$-
Shares issued to settle accrued expenses	$563,014	$194,207
Conversion of notes payable to common stock	$407,133	$-

The accompanying notes form an integral part of these financial statements

IMAGING3, INC.

DEBTOR IN POSSESSION

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2012

	Common stock		Preferred Stock		Common	Preferred		Total
	Number of		Number		Stock	Stock	Accumulated	stockholders’
	shares	Amount	of shares	Amount	Payable	Payable	deficit	deficit

Balance on December 31, 2010	380,420,723	$11,990,073			$-	$-	$(16,799,791)	$(4,809,718)

Common stock issued for services	1,685,135	140,500			-	-	-	140,500

Common stock issued for cash	20,811,084	1,040,554			-	-	-	1,040,554

Common stock offering cost	-	(5,500)			-	-	-	(5,500)

Common stock issued to settle accrued expenses	2,427,590	194,207			-	-	-	194,207

Impact of exercise of warrants on derivative liability	-	985,044			-	-	-	985,044

Common stock issued for the exercise of warrants on a cashless basis	9,043,619	-			-	-	-	-

Common stock subscribed per settlement	-	-			275,000	-	-	275,000

Preferred stock granted to officer	-	-			-	288,014	-	288,014

Net loss December 31, 2011	-	-					(17,926,713)	(17,926,612)

Balance on December 31, 2011	414,388,151	$14,344,878			275,000	288,014	$(34,726,504)	$(19,818,612)

Common stock issued for cash	2,000,000	89,150						89,150

Common stock issued for the exercise warrants on a cash basis	8,403,362	100,000						100,000

Common stock issued for the exercise of warrants on a cashless basis	50,668,466	-						-

Preferred stock issued to officer			3,000	532,391				532,391

Adjustment to derivative liability		12,484,594						12,484,594

Shares issued for services	9,810,839	123,401						123,401

Shares issued for conversion of notes	73,655,130	407,133						407,133

Common stock issued for settlement of litigation	6,365,741	275,000			-			275,000

Net Gain for December 31, 2012							2,636,484	2,636,484

Balance as of December 31, 2012	565,291,689	27,824,156	3,000	532,391	-	-	(32,090,020)	(3,733,473)

The accompanying notes form an integral part of these financial statements

IMAGING3, INC.

DEBTOR IN POSSESSION

Notes to Financial Statements

December 31, 2012, and 2011

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had no cash equivalents at December 31, 2011 or 2012.

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

Inventories

Inventories, comprising of finished goods and parts are stated at the lower of cost (first-in, first-out method) or market. Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to their market value, if lower. For the year ended December 21, 2011, impairment totaled $0 and $149,628 in 2012.

Due to Officer

At December 31, 2012 and 2011, the Company had balances due to the Chief Executive Officer of the Company of $350,000 and $344,938, respectively, for amounts owed during those years. The amount is due on demand, interest free and is secured by the assets of the Company. Interest is not imputed since a portion of this amount represents unpaid salaries.

IMAGING3, INC.

DEBTOR IN POSSESSION

Notes to Financial Statements

December 31, 2012, and 2011

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets in the years ended December 31, 2011 and 2012.

Equipment Deposits

Equipment deposits represent amounts received from customers against future sales of goods since the Company recognizes revenue upon shipment of goods. These deposits are applied to the invoices when the equipment is shipped to the customers. The balances at December 31, 2012 and 2011 were $-0- and $89,250, respectively.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may be affect the fair values of its financial instruments. The Company utilizes various types of financing to fund our business needs, including common stock with warrants attached and other instruments not indexed to our stock. The Company is required to record its derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815. Derivative financial instruments should be recorded as liabilities in the consolidated balance sheet and measured at fair value. For purposes of the valuation, the consultant utilized fair value as the basis for formulating its opinion which has been defined by the Financial Accounting Standards Board (“FASB”) as “the amount for which an asset (or liability) could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion.” The FASB has provided guidance that its definition of fair value is consistent with the definition of fair market value in IRS Rev. Rule 59-60. In determining the fair value of the derivatives the consultant assumed that the Company’s business would be conducted as a going concern. These derivative liabilities will need to be marked-to-market each quarter with the change in fair value recorded in the income statement. The FASB and IRS have provided guidance that its definition of fair value is consistent with the definition of fair market value in IRS Rev. Rule 59-60. The opinion of Fair Value relied on a “value in use” or “going concern” premise. To properly apply this fair value standard, the consultant gave consideration to the holder’s intentions regarding whether or not the securities purchases were to be held, sold or abandoned. Its analysis also reflects assumptions that would be made by market participants if these market participants were to buy or sell each identified asset on an individual basis.

On October 15, 2010, the Company issued 13,761,471 warrants to purchase 13,761,471 shares of common stock, (a) 4,587,157 of which are exercisable at a price of $0.2725 per share for a period of five (5) years from the date of issuance (Series A), (b) 4,587,157 of which are exercisable at a price of $0.218 per share for a period of 18 months from the date of issuance (Series B), (c) 4,587,157 of which are exercisable at a price of $0.2725 per share for a period of five (5) years from the date of issuance. The number of shares issuable upon the exercise of the warrants described in (a), (b), and (c) of this paragraph and the exercise prices of the warrants described in (a), (b), and (c) of this paragraph may be adjusted pursuant to the full-ratchet anti dilution provisions contained in those warrants.

On October 5, 2011, the Company issued secured convertible promissory notes to Gemini Master Fund, Ltd., Alpha Capital Anstalt, Brio Capital, L.P. and Context Partners Fund, L.P. in the total principal amount of $1,200,000 from which the Company received $1,000,000 of cash. The convertible promissory note is convertible into shares of the Company’s common stock at a rate the lesser of (a) $0.10 per share, or (b) 80% of the average of the three (3) lowest daily VWAP’s (volume weighted average prices) during the 22 consecutive trading days immediately preceding the applicable conversion date, but not less than $0.05 per share, subject to full ratchet anti-dilution provisions. The notes included a total of 12,000,000 warrants that also have full ratchet anti-dilution provisions and other potential adjustments. On their face, they are exercisable at $0.10 per share for a period of five years from the date of issue. If these provisions are triggered, the exercise price of all their warrants and convertible notes will be reduced. Accordingly, the warrants and convertible notes are not considered to be solely indexed to the Company’s own stock and are not afforded equity treatment.

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

The following table summarizes activity in the Company’s derivative liability for the years ended December 31, 2011 through December 31, 2012:

Balance at December 31, 2010	2,243,466
Increase in derivative value due to security issuances	2,075,090
Decrease in derivative value due to exercise of warrants	(985,044)
Derivative loss	14,222,300
Balance, December 31, 2011	$17,555,812
Creation of Derivative Liability	71,545
Settlements to Equity	(12,484,594)
Change in Value	(5,142,763)
Balance, December 31, 2012	$-

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

The Company utilized a third party valuation expert in determining the fair value of its derivative liabilities. The assumptions used in the model include the following:

● The warrant term ranged from 9 months to 60 months.

● The estimated volatility was 120% - 122%

● The risk free rate was 0.83% to 0.87%

IMAGING3, INC.

DEBTOR IN POSSESSION

Notes to Financial Statements

December 31, 2012, and 2011

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

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2012 and 2011 on a recurring basis:

December 31, 2012

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative Liability	-	-	-	5,142,763
Total	$-	$-	$-	$5,142,763

December 31, 2011

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative Liability	-	-	17,555,812	(15,297,390)
Total	$-	$-	$17,555,812	$(15,297,390)

IMAGING3, INC.

DEBTOR IN POSSESSION

Notes to Financial Statements

December 31, 2012, and 2011

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

Rental income is recognized when earned and expenses are recognized when incurred. The rental periods vary based on customer’s needs ranging from five days to six months. An operating lease agreement is utilized. The rental revenues were insignificant in the twelve month periods ended December 31, 2012, and 2011. Written rental agreements are used in all instances.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible notes, shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options, warrants and convertible notes are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The effect of the Company’s common stock warrants and convertible promissory notes were not anti-dilutive at December 31, 2011.

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

IMAGING3, INC.

DEBTOR IN POSSESSION

Notes to Financial Statements

December 31, 2012 and 2011

Recent Pronouncements

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update will be effective for us in the first quarter of 2013, but early adoption is permitted. The update will primarily impact our disclosures, but otherwise is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued an accounting standards update which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The update will be effective for us in the first quarter of 2013, but early adoption is permitted. The update may, under certain circumstances, reduce the complexity and costs of testing indefinite-lived intangible assets for impairment, but otherwise is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

IMAGING3, INC.

DEBTOR IN POSSESSION

Notes to Financial Statements

December 31, 2012 and 2011

3. ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and management believes are collectible except for which a reserve has been provided. The balance of accounts receivable as of December 31, 2012 and 2011 were $36,761 and $49,772 respectively. The reserve amount for uncollectible accounts was $17,243 and $4,909 as of December 31, 2012 and 2011, respectively.

4. INVENTORIES

Inventory was comprised of the following:

	December 31, 2011	December 31, 2012
Parts inventory	$29,782	$-
Finished goods	119,132	-
Total	$148,914	$-

For the periods ending December 31, 2011 and 2012, the Company experienced an impairment of $0 and $149,628 in inventory, respectively. At December 31, 2012, the value of the inventory on hand was deemed to be worthless and therefore was written off.

5. PETITION FOR RELIEF UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

IMAGING3, INC.

DEBTOR IN POSSESSION

Notes to Financial Statements

December 31, 2012, and 2011

6. PROPERTIES AND EQUIPMENT

Net property and equipment were as follows:

	December 31, 2011	December 31, 2012
Furniture and office equipment	$78,695	$78,695
Tools and Shop equipment	54,183	57,682
Vehicles	105,871	105,871
	238,749	242,249
Less accumulated depreciation	(226,736)	(237,807)
Total	$12,013	$4,442

Depreciation expenses were $10,516 and 7,571 for the years ended December 31, 2011 and 2012, respectively.

7. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2011	December 31, 2012
Accrued wages	$128,077	$-0
Accrued legal fees	-0-	-0-
Accrued prior litigation	1,637,106	1,366,203
Other accrued expenses	39,953	151,833
Total	$1,805,136	$1,518,036

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory. The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges. The original amount was $104,052. In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved. In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed. After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error. Settlement was reached and the Company is currently paying $2,000 per month on a total liability as of December 31, 2011 of $125,354, and as of December 31, 2012 of $104,035, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.

8. INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of December 31, 2012.

As of December 31, 2012, the Company is in process of determining the amount of Federal and State net operating loss carry forwards (“NOL”) available to offset future taxable income. The Company’s NOLs expire through 2032. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization. As of December 31, 2012, the Company estimated it had available gross net operating loss (NOL) carry forwards of $42 million, which expire at various dates through 2032.

IMAGING3, INC.

DEBTOR IN POSSESSION

Notes to Financial Statements

December 31, 2012, and 2011

The components of the net deferred tax asset are summarized below:

	December 31, 2012	December 31, 2011
Deferred tax assets
Net operating losses	$16,783,000	$12,063,754
Less: valuation allowance	(16,783,000)	(12,063,754)
	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2012	December 31, 2011
Tax expense (credit) at statutory rate-federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	$-	$-

Income tax expense consisted of the following:

	2012	2011
Current tax expense:
Federal	$-	$-
State	800	800
Total Current	$800	$800

Deferred tax credit:
Federal	$0	$4,996,773
State	0	881,783
Total deferred	$0	$5,878,556
Less: valuation allowance	(0)	(5,878,556)
Net Deferred tax credit	-	-

Tax expense	$800	$800

IMAGING3, INC.

DEBTOR IN POSSESSION

Notes to Financial Statements

December 31, 2012, and 2011

9. CONVERTIBLE NOTES

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

A discount on the convertible promissory notes totaled $1,200,000 was amortized by $907,397. This discount is amortized using the effective interest method over the term of the note. The debt discount amortization during the period ended December 31, 2012 was $909,016 and $292,603 for 2011. The other convertible notes payable totaling $342,950 at December 31, 2012 and taken on at various dates between July 2012 and the end of the year had a discount of $71,545 booked of which $1,618 was amortized. The other convertible notes all had five year terms and bore simple interest at the rate of 7% per annum, and were convertible at any time principal and interest into common stock at a conversion price of $0.001 per share of common stock. The conversion from notes to stock was completed as directed.

10. STOCKHOLDERS’ EQUITY

Preferred Stock

On November 17, 2011, the Company authorized the issuance of up to 1,000,000 shares of preferred stock. On March 20, 2012, the Company issued 3,000 shares of Series A Preferred Stock to the Company’s Chief Executive Officer. These shares were valued at $532,391 and recognized as an expense between 2011 and 2012.

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

The Company estimated the 3,000 shares of Series A Preferred Stock granted on November 17, 2011 to an officer of the Company at the fair market value of $288,014. These shares were issued subsequent to December 31, 2011, and as such have been recorded in Preferred Stock Payable. The holder of this preferred stock along with other common share holdings, represent a controlling voting interest in the Company. As a result, a determination of the control premium was determined to estimate the value of the shares. The control premium is based on publicly traded companies or comparable entities which have been recently acquired in arm’s length transactions. This control premium was determined to be 10% of the market value of the common shares required for control on the date the shares were granted. The market value of the common shares required to control the Company was $2,880,140 on the date of grant. The number of common shares required for control is based on the number required to be held by the holder of the preferred stock in order for the preferred stock to give that holder control of the Company. The Company performed the valuation with the assistance of a valuation specialist.

IMAGING3, INC.

DEBTOR IN POSSESSION

Notes to Financial Statements

December 31, 2012, and 2011

Common Stock

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

The following is a summary of select transactions involving common stock during the year ended December 31, 2012.

●	The Company issued 2,000,000 shares of common stock for net cash proceeds of $89,150.
●	The Company issued 50,668,446 shares of common stock for the cashless exercise of warrants.
●	The Company issued 8,403,362 shares of common stock for net cash proceeds of $100,000 relating to the exercise of warrants.
●	The Company issued 73,655,130 shares of common stock for the conversion of convertible notes and accrued interest totaling $407,133.

11. WARRANTS

During the year ended December 31, 2011, the Company issued 12,000,000 warrants to purchase 12,000,000 shares of common stock in connection with the issuance of a secured convertible promissory note in the principal amount of $1,200,000 from which the Company received $1,000,000 of cash. The 12,000,000 warrants also have full ratchet anti-dilution provisions and other potential adjustments. On their face, they are exercisable at $0.10 per share for a period of five years from the date of issue. Also during the 2012 year, a total of 8,403,362 warrants were converted on March 24, 2012, 6,273,859 warrants converted on April 17, 2012, 47,115,751 warrants converted on April 5, 2012, and 16,100,000 warrants converted on May 2, 2012.

IMAGING3, INC.

DEBTOR IN POSSESSION

Notes to Financial Statements

December 31, 2012, and 2011

Warrant Activity

12/31/2010	Balance	13,990,829

	Warrants issued	12,000,000

	Warrants exercised	(20,000,005)

	Warrants expired	-

	Adjustments due to reset provisions	216,322,618

12/31/2011	Balance	222,313,442

	Warrants issued	229,358

	Warrants exercised	(77,892,972)

	Warrants issued due to reset provisions	88,840,336

12/31/2012	Balance	233,490,164

12. DERIVATIVE LIABILITY

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

The following table summarizes activity in the Company’s derivative liability for the years ended December 31, 2010 through December 31, 2012:

Balance at December 31, 2010	2,243,466
Increase in derivative value due to security issuances	2,075,090
Decrease in derivative value due to exercise of warrants	(985,044)
Derivative loss	14,222,300
Balance, December 31, 2011	$17,555,812
Creation of Derivative Liability	71,545
Settlements to Equity	(12,484,594)
Change in Value	(5,142,763)
Balance, December 31, 2012	$-

IMAGING3, INC.

DEBTOR IN POSSESSION

Notes to Financial Statements

December 31, 2012, and 2011

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

The Company utilized a third party valuation expert in determining the fair value of its derivative liabilities. The assumptions used in the model include the following:

●     The warrant term ranged from 9 months to 60 months.

●     The estimated volatility was 120% - 122%

●     The risk free rate was 0.83% to 0.87%

IMAGING3, INC.

DEBTOR IN POSSESSION

Notes to Financial Statements

December 31, 2012, and 2011

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method.

The Company paid income taxes of $800 and interest of $16,140 during the year 2011. The Company paid income taxes of $800 and interest of $975,988 during the year ending December 31, 2012.

14. GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the year ended December 31, 2012 the Company had net income of $2,636,484 and incurred a net loss of $17,926,713 in December 31, 2011. The Company has an accumulated deficit of $32,090,020 as of December 31, 2012. In addition, the Company had negative cash flow from operating activities amounting to $845,696 as of December 31, 2012. The continuing losses have adversely affected the liquidity of the Company.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the years ended December 31, 2011 and 2012, toward (i) obtaining additional equity capital (ii) controlling salaries and general and administrative expenses, (iii) management of accounts payable, (iv) evaluation of its distribution and marketing methods, and (v) increasing marketing and sales. In order to control general and administrative expenses, the Company has established internal financial controls in all areas, specifically in hiring and overhead cost. The Company has also established a hiring policy under which the Company will refrain from hiring additional employees unless approved by the Chief Executive Officer and Chief Financial Officer. Accounts payable are reviewed and approved or challenged on a daily basis and the sales staff is questioned as to the validity of any expense on a monthly basis. Senior management reviews the annual budget to ascertain and question any variance from plan, on a quarterly basis, and to anticipate and make adjustments as may be feasible.

The Company anticipates that further equity/debt financings will be necessary to continue to fund operations in the future and there is no guarantee that such financings will be available or, if available, on acceptable terms.

15. COMMITMENTS

The Company has a facility lease agreement effective October 1, 2004 for five years with an option to extend for a 60 month period, which the Company exercised effective October 1, 2009.

IMAGING3, INC.

DEBTOR IN POSSESSION

Notes to Financial Statements

December 31, 2012, and 2011

Future annual minimum lease commitments, excluding property taxes and insurance, payable at December 31, 2012 are approximately as follows:

2013	132,840
2014	132,840
$265,680

Rent expenses for the leased facility were $132,840 for the years ended December 31, 2012, and 2011. The Company exercised its options under the renewal lease agreement during the third quarter of 2009.

16. CONTINGENCIES & LITIGATION

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

Table of Contents

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

In addition, appeals of four of the Court’s orders in the Bankruptcy Case remain outstanding, specifically:

●       Order Denying Motion to Dismiss Chapter 11 Case, Case No.: 13-56695 (9th Cir.), appeal filed September 30, 2013, appealing the District Court’s dismissal of the initial appeal of the order.

●       Order Disallowing Claims Nos. 23 and 24, Case No.: 14-55499 (9th Cir.), appeal filed March 31, 2014, appealing the District Court’s order affirming the order of the Bankruptcy Court.

●       Order Denying Motion for Abandonment of Potential Claims Against Officers and Directors, Case No.: 14-55521 (9th Cir.), appeal filed April 2, 2014, appealing the District Court’s order affirming the order of the Bankruptcy Court.

●       Order Confirming Debtor’s First Amended Plan, Case No.: 14-55466 (9th Cir.), appeal filed March 24, 2014, appealing the District Court’s order affirming in part and reversing in part the order of the Bankruptcy Court.

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

In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed. After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error. Settlement was reached and the Company is currently paying $2,000 per month on a total liability of $49,881 as of May 17, 2016, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS. The Company has hired tax counsel to re-negotiate the current tax debt with the IRS.

17. RELATED PARTY TRANSACTION

The Company has a consulting agreement with the Chief Executive Officer of the Company under which he receives compensation of $12,000 per month. The Chief Executive Officer provides management, administrative, marketing, and financial services to the Company pursuant to the consulting agreement which is terminable on 30 days notice by either party. The consulting agreement commenced on January 1, 2002 and continued until the adoption of the Company’s Chapter 11 Reorganization Plan, when it was terminated. As of December 31,2012, the Company owed the former CEO $350,000 pursuant to this consulting agreement and advances, all of which were settled by the issuance of common shares pursuant to the Company’s Chapter 11 Reorganization Plan.

18. CONCENTRATIONS

Three customers represent 33%, 12%, and 11%, respectively, of accounts receivable as of December 31, 2012. These balances were collected subsequent to December 31, 2012. There were no revenue concentrations to disclose for the period ended December 31, 2012.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1. As of December 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. As of December 31, 2012 we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of our public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corrective Action

In December 2011, the Company added Raul Carrega to its board of directors and appointed him as the chairman of the audit committee. Management believes that Mr. Carrega qualifies as an audit committee “financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Management plans to make future investments in the continuing education of our accounting and financial staff. Specifically, we plan to seek specific public company accounting training during 2015. Improvements in our disclosure controls and procedures and in our internal control over financial reporting will, however, depend on our ability to add additional financial personnel and independent directors to provide more internal checks and balances. We believe we will be able to commence achieving these goals once our sales and cash flow grow and our financial condition improves.

ITEM 9B. OTHER INFORMATION

On May 1, 2012, we entered into a waiver (the “Waiver”) with Gemini Master Fund, Ltd., Alpha Capital Anstalt, Brio Capital, L.P. and Context Partners Fund, L.P. (collectively, the “Waiver Purchasers”) pursuant to which the Waiver Purchasers agreed to waive compliance with Section 6(g) of those certain Senior Secured Notes Due October 3, 2012 in the aggregate original principal amount of $1,200,000 (“Waiver Notes”) in connection with any Subsequent Issuance in any primarily capital raising transaction in consideration for which the Company agreed to (a) reduce the Fixed Price and Floor Price under the Waiver Notes to $0.0119, (b) reduce the Exercise Price under the Warrants to $0.0119, and (c) inversely proportionately increase the number of Warrant Shares issuable upon exercise of the Warrants, such that the number of Warrant Shares for which each Warrant is currently exercisable is as follows:

Warrant Issued to:	Number of Warrant Shares:
Gemini Master Fund, Ltd.	30,252,101
Alpha Capital Anstalt	30,252,101
Brio Capital, L.P.	20,168,067
Context Partners Fund, L.P.	20,168,067

To the extent there have been any notices of conversion or exercise submitted by the Waiver Purchasers under the Waiver Notes or Warrants, respectively, on or after March 28, 2012 and prior to the date hereof (a) the applicable Conversion Price and Exercise Price under such notices shall be retroactively reduced to equal $0.0119, the applicable number of Warrant Shares shall be retroactively inversely proportionately increased.

During the period July 17, 2012 to December 31, 2012, we sold $342,950 aggregate principal amount of our 7% Secured Convertible Promissory Notes due June 30, 2017. The convertible notes are convertible into less than 5% of the Company’s issued and outstanding common stock and are secured by all of the assets of the Company. As of July 31, 2013, all of these notes have been converted into a total of 19,567,931 shares of common stock.

Any proceeds from the sale of the notes will be used for the costs associated with our bankruptcy case, the completion of the Company’s 501(k) application to the Food and Drug Administration for clearance of its 3D medical imaging technology and device and for general working capital.

The foregoing securities discussed in this Item 9B have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws, and, unless so registered, may not be offered or sold in the United States or to, or for the account or benefit of, U.S. persons absent registration or pursuant to an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and state securities laws.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of December 31, 2012:

Name	Age	Position

Dean Janes*	47	Chairman of the Board of Directors and Chief Executive Officer

Xavier Aguilera	64	Executive Vice President, Chief Financial Officer, Corporate Secretary and Director

Christopher Sohn**	52	President, Chief Operating Officer, and Director

Raul Carrega	47	Chairman of Audit Committee

Haykaz Balian	38	Director, Vice President of Operations

* Resigned as an officer and director of the Company on December 12, 2013 and was replaced by Dane Medley on that same date, although Mr. Medley started with the Company, as a consultant, on October 1, 2013. Mr. Dane Medley’s resume is also below the table.

**Resigned as a director on March 31, 2012.

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

Mr. Jane’s qualifications:

●	Leadership experience - Chairman of the board, founder and chief executive officer of Imaging3 since our inception in October 1993.

●	Finance experience - As founder and chief executive officer, Mr. Janes has supervised our financial management since our inception.

●	Industry experience - Mr. Janes is the founder of Imaging3 who has developed and implemented our business plan since inception, and is managing our submissions to the FDA. He has senior management experience with OEC Medical Systems, Inc., Kaiser Medical Physics, the Center for Health Resources and other firms in the industry.

●	Government experience - Mr. Janes served in the United States Army Reserves as a Biomedical engineer.

●	Technology and education experience - Mr. Janes is an inventor of our proprietary real time 3D medical diagnostic imaging technology, is a member of MENSA, and majored in Bio-Medical Engineering at the University of Colorado Technical Institute

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

Mr. Aguilera’s qualifications:

●	Leadership experience – Executive vice president, chief financial officer and corporate secretary of Imaging3 since June 1999 and chairman of the audit committee since 2003.

●	Finance experience – Mr. Aguilera is currently our chief financial officer and had extensive experience in financial management with other companies prior to joining us in June 1999.

●	Industry experience - Mr. Aguilera has over 25 years of financial and management experience in the medical and banking industries.

●	Technology and education experience - Mr. Aguilera has a bachelor degree in business from California State University at Northridge and a certificate of medical management from the University of California at Los Angeles.

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

Mr. Sohn’s qualifications:

●	Leadership experience – President and chief operating officer of Imaging3 since June 2001, and previously president and chief executive officer of DMI, Inc., an international trading company for diagnostic medical imaging systems.

●	Industry experience - Mr. Sohn has organized and participated in more than a dozen medical exhibitions and serves and has served in senior management positions with us and other firms in the medical imaging systems industry.

●	Technology and education experience - Mr. Sohn majored in biochemistry and computer science at the University of California at Los Angeles.

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

Mr. Carrega’s qualifications:

●	Leadership experience – Mr. Carrega’s current company is a registered firm, with the Public Company Accounting Oversight Board.

●	Financial experience – Mr. Carrega is an Engagement Quality Reviewer for various registered firms. He has experience with the preparation of audits for various companies. He audits pension plans, non-profit organizations and other companies. He has represented clients before all tax authorities, including the IRS, Franchise Tax Board, State Board of Equalization and local cities. He has handled compliance with federal, state and local tax laws and regulations for major clients.

Haykaz Balian has been the Vice President of Operations of the Company since July 2005. Prior to July 2005, Mr. Balian was the Director of Operations for us from June 2000 to July 2005. From September 1998 to June 2000, Mr. Balian was the Service Manager for the Company, and from June 1996 until September 1998, Mr. Balian was a Field Service Engineer for the Company. Mr. Balian has an Associate Degree in Electrical Engineering from ITT Technical Institute which he earned in 1996.

Dane Medley has been our chairman and chief executive officer since December 12, 2013, prior to which he was a consultant to Imaging3 from October 2013 to December 2013. Mr. Medley has over 10 years of experience in senior management in the electronics service industry. In January 2013, Mr. Medley founded 360 DTI, a copier service and sales company which he operated until he joined Imaging3 on October 1, 2013. From April 2007 to December 2012, Mr. Medley served as Senior VP Service & Operations of Socal Office Technologies, a subsidiary of Xerox Corporation, where he acquired broad experience in operations, branch management, and administrative management and was responsible for managing a $75M service department, along with training, inventory control, field operations, print management, and profit and loss responsibilities. From 2002 to 2007, Mr. Medley worked for Sharp Electronics as a regional manager in charge of a five state territory responsible for the growth and development of 55 dealerships. Mr. Medley served for four years in the United States Air Force as a satellite communications specialist. He played both football and baseball for the USAF European alliance for two years. He attended the University of Maryland and Casper College with a focus on business process and management.

Mr. Medley’s qualifications:

●	Leadership experience – Mr. Medley has been the chairman of the board and chief executive officer of Imaging3 since December 2013 and was Senior VP Service & Operations for Socal Office Technologies, a subsidiary of Xerox Corporation.

●	Industry experience - Mr. Medley has served as our chairman and chief executive officer since December 2013, implementing our business plan and supervising our planned resubmission to the FDA.

●	Government experience - Mr. Medley served for four years in the United States Air Force as a satellite communications specialist.

●	Technology and education experience - As Senior VP Service & Operations of Socal Office Technologies and regional manager of Sharp Electronics Mr. Medley has over ten years of experience in senior management in the electronics service industry. He also attended the University of Maryland and Casper College with a focus on business process and management.

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

Board Committees

Our board of directors has appointed an audit committee. As of December 31, 2012, the sole member of the audit committee is Raul Carrega. The board of directors has adopted a written charter of the audit committee. The audit committee is authorized by the board of directors to review, with our independent accountants, our annual financial statements prior to publication, and to review the work of, and approve non-audit services performed by, such independent accountants. The audit committee will make annual recommendations to the board for the appointment of independent public accountants for the ensuing year. The audit committee will also review the effectiveness of the financial and accounting functions and our organization, operations and management. The audit committee was formed on August 31, 2003. The audit committee held two meetings during fiscal year ended December 31, 2012.

Our board of directors does not have a compensation committee so all decisions with respect to management compensation are made by the whole board. Our board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm’s length.

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2012 with senior management. The audit committee has reviewed and discussed with management our audited financial statements. The audit committee has also discussed with Rose, Snyder and Jacobs LLP (“RSJ”), our independent auditors, the matters required to be discussed and received the written disclosures and the letter from RSJ concerning independence. The audit committee has discussed with RSJ the independence of RSJ as our auditors. Finally, the audit committee has considered whether the independent auditor’s provision of non-audit services to us is compatible with the auditors’ independence. Based on the foregoing, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the United States Securities and Exchange Commission. Our audit committee did not submit a formal report regarding its findings.

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

Compliance with Section 16(A) of Exchange Act

Our affiliates who are members of our management comply with Section 16 of the Securities Exchange Act of 1934, as amended, even though we do not have securities registered under Section 12 of Exchange Act. Section 16(a) of the Exchange Act requires a registrant’s officers and directors, and certain persons who own more than 10% of a registered class of a registrant’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission. Reporting Persons are required by the SEC to furnish the registrant with copies of all Section 16 Reports they file.

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements that would be applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2011, Mr. Janes, our chief executive officer, filed one Form 4 late covering a total of one transaction. For transactions occurring during the fiscal year ending December 31, 2012, Mr. Dane Medley the current chief executive officer will file the appropriate form.

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

●	Base salary and benefits are designed to attract and retain employees over time.

●	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.

●	Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

●	Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as it competes for talented employees in a marketplace where such protections are commonly offered. We currently have not given separation benefits to any of our Name Executive Officers.

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

The Elements of Imaging3’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2012, all executive officer base salary decisions were approved by the board of directors.

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

Separation and Change in Control Arrangements

We did not have any employment agreements or the year ending 12/31/2012 with our Named Executive Officers or any other executive officer or employee of Imaging3. None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2011 and December 31, 2012 for services rendered in all capacities, by our chief executive officer and our other most highly compensated executive officers during the fiscal years ended December 31, 2011 and December 31, 2012.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary		Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Dean Janes, Chief Executive Officer	2011 2012	$ $	149,604 149,604	- -	- -	- -	- -	- -	$ $	149,604 149.604

Christopher Sohn, President and Chief Operating Officer	2011 2012	$ $	125,008 125,008	- -	- -	- -	- -	- -	$ $	125,008 125,008

Xavier Aguilera, Chief Financial Officer/Treasurer, Executive Vice President, and Corporate Secretary	2011 2012	$ $	95,000 95,000	- -	- -	- -	- -	- -	$ $	95,000 95,000

Michele Janes, Vice President of Administration	2011 2012	$ $	49,998	- -	- -	- -	- -	- -	$ $	49,998

Officers as a Group	2011 2012	$ $	369,612 369,612	- -	- -	- -	- -	- -	$ $	369,612 369,612

(1)	All officers serve at will without employment contracts except that Dean Janes is employed under a consulting agreement under which we pay Mr. Janes approximately $12,000 per month until either party terminates the Agreement on 30 days written notice.

Employment Agreements

We have not entered into any employment agreements with our executive officers to date, and do not intend to enter into employment agreements with them at this time. We may enter into employment agreements with them in the future.

Dean Janes, our former chief executive officer, is engaged pursuant to a consulting agreement.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards during the year ended December 31, 2012.

Employee Benefit Plans

We have not yet, but may in the future, establish a management stock option plan pursuant to which stock options may be authorized and granted to the executive officers, directors, employees and key consultants of Imaging3. In the event we establish the stock option plan, we expect to authorize approximately 16,000,000 shares or more for future issuance.

Director Compensation

None of our directors received any compensation for their respective services rendered to us as directors during the year ended December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Imaging3 at December 31, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of December 31, 2012 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 565,291,689 outstanding shares of common stock. The table does not reflect the outstanding Series A Preferred Stock pursuant to which its holder has the equivalent of 1,050,000,000 votes. Except as otherwise listed below, the address of each person is c/o Imaging3, Inc., 3200 W. Valhalla Drive, Burbank, California 91505. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)		Percentage Ownership

Dean Janes, Chairman and Chief Executive Officer	21,338,197	(2)	5.1%

Christopher Sohn, President and Chief Operating Officer	23,000,000		5.6%

Xavier Aguilera, Director, Chief Financial Officer/Treasurer, Executive Vice President, and Secretary	200,000		*

Raul Carrega, Director, Chairman of the Audit Committee	0		0%

All current Executive Officers as a Group	44,538,197		10.7%

*	Less than 1%.

(1)	Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of March 7, 2011.

(2)	Does not include 125,000 shares of our common stock owned by Alliance Acquisitions Inc. Mr. Janes is an officer, director, and minority shareholder of Alliance Acquisitions, Inc., however, he disclaims any beneficial ownership of the shares of our common stock owned by Alliance Acquisitions, Inc. because he has no dispositive or voting power over those shares. Does not include 1.05 billion votes held by Mr. Janes by virtue of his ownership of 3,000 shares of Series A Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Janes was engaged pursuant to a consulting agreement for $12,000 per month plus expenses until December 12, 2013. The Agreement was terminable by either party on 30 days written notice. As of December 31, 2012, we owe Mr. Janes $350,001 under the consulting agreement and pursuant to outstanding promissory notes for loans made by him to us, bearing no interest and payable on demand. These amounts due to Mr. Janes were ultimately settled and cancelled in the Company’s bankruptcy reorganization plan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Since January 5, 2009, M&K CPAS, PLLC has been our principal auditing firm. The audit committee approved the engagement of M&K CPAS, PLLC before M&K CPAS, PLLC rendered audit services to us. However, on January 2015, we changed our auditors to Rose, Snyder & Jacobs, LLP.

Each year the retention of the independent auditor to audit our financial statements, including the associated fee, is approved by the board of directors before the filing of the previous year’s Annual Report on Form 10-K.

	2012	2011
Audit Fees(1)	$26,000	$53,950
Audit Related Fees	-0-	$-0-
All Other Fees(2)	-0-	-0-
	$26,000	$53,950

(1)	Audit Fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports. Of these amounts, $53,950 was paid to M&K CPAS, PLLC during the year ending December 31, 2011, and $26,000 was paid during the year ending December 31, 2012.

(2)	Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment dated October 25, 2001, June 24, 2002, and August 13, 2002(1)
3.3	Bylaws (1)
3.4	Certificate of Amendment dated September 30, 2003(2)
3.5	Certificate of Amendment dated October 25, 2001(3)
3.6	Certificate of Amendment June 24, 2002(3)
3.7	Certificate of Amendment August 13, 2002(3)
3.8	Certificate of Determination for Series A Preferred Stock(10)
3.9	Amendment to Certificate of Determination for Series A Preferred Stock(10)
10.1	Patent No. 6,754,297(3)
10.2	Consulting Agreement(3)
10.3	Assignment(3)
10.6	Commercial Promissory Note dated August 4, 2004(4)
10.7	Security Agreement(4)
10.8	Commercial Promissory Note dated April 24, 2005(5)
10.9	IR Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease - Net, dated June 21, 2004 by and between Four T’s, Bryan Tashjian, Ed Jr. Tashjan, Bruce Tashjan, Greg Tashjan and Dean Janes DBA Imaging Services, Inc.(6)
10.10	Promissory Note, dated November 1, 2008 in the amount of $140,039.35, payable by Imaging3, Inc. to Dean Janes(7).
10.11	Promissory Note, dated March 23, 2009 in the amount of $95,000, payable by Imaging3, Inc. to Dean Janes(7)
10.12	Promissory Note, dated April 2, 2009 in the amount of $375,000, payable by Imaging3, Inc. to Dean Janes(7)
10.13	Promissory Note, dated April 13, 2010 in the amount of $66,500, payable by Imaging3, Inc. to Dean Janes(7)
10.14	Promissory Note, dated June 28, 2010 in the amount of $100,000, payable by Imaging3, Inc. to Dean Janes(7)
10.15	Securities Purchase Agreement by and between Imaging3, Inc. and Cranshire Capital, L.P., dated October 4, 2010(8)
10.16	Series A Warrant, dated October 15, 2010 for Cranshire Capital, L.P.(9)
10.17	Series A Warrant dated October 15, 2010 for Freestone Advantage Partners, L.P.(9)
10.18	Series B Warrant, dated October 15, 2010 for Cranshire Capital, L.P.(9)
10.19	Series B Warrant, dated October 15, 2010 for Freestone Advantage Partners, L.P.(9)
10.20	Series C Warrant, dated October 15, 2010 for Cranshire Capital, L.P.(9)
10.21	Series C Warrant, dated October 15, 2010 for Freestone Advantage Partners, L.P.(9)
10.22	Registration Rights Agreement entered into by Imaging3, Inc., Cranshire Capital, L.P. and Freestone Advantage Partners, L.P., dated October 15, 2010(9)

10.23	Securities Purchase Agreement with Gemini Strategies, LLC, dated October 3, 2011(11)
10.24	Security Agreement with Gemini Strategies, LLC, dated October 3, 2011(11)
10.25	Claims Exchange Agreement by and between Imaging3, Inc. and Cranshire Capital, L.P., dated March 28, 2012 (12)
10.26	Settlement Agreement by and between Imaging3, Inc. and Freestone Advantage Partners, L.P., dated March 28, 2012 (12)
10.27	Waiver by and between Imaging3, Inc. and Gemini Master Fund, Ltd., Alpha Capital Anstalt, Brio Capital, L.P. and Context Partners Fund, L.P., dated May 1, 2012 (13)
14.1	Code of Conduct
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Form 10SB/A Registration Statement filed with the Securities and Exchange Commissioner on December 9, 2002.

(2)	Incorporated by reference to Amendment No. 2 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 6, 2004.

(3)	Incorporated by reference to Amendment No. 3 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 21, 2004.

(4)	Incorporated by reference to Amendment No. 5 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 18, 2005.

(5)	Incorporated by reference to Amendment No. 6 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on July 7, 2005.

(6)	Incorporated by reference to Amendment No. 8 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 9, 2005.

(7)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2010.

(8)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010.

(9)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2010.

(10)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission, dated March 20, 2012.

(11)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission, dated October 4, 2011.

(12)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission, dated March 29, 2012.

(13)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission, dated May 5, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGING3, INC.

Dated: December 20, 2016	By:	/s/ Dane Medley
Dane Medley
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dane Medley	Dated: December 20, 2016
Dane Medley, Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

By:	/s/ Xavier Aguilera	Dated: December 20, 2016
Xavier Aguilera, Chief Financial Officer/Treasurer,
Executive Vice President, Corporate Secretary, and
Director (Principal Financial/Accounting Officer)

