Form 10-Q/A
period 2016-06-30
IMAGING3 INC
filed 2017-04-17
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Yes [X]	No [ ]

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

Explanatory Note:

The sole purpose of this amendment to the Quarterly Report on Form 10-Q for the period ended June 30, 2016 of IMAGING3, INC. (the “Company”) filed with the Securities and Exchange Commission on August 12, 2016 (the “Form 10-Q”) is to furnish information related to the omission of stock based compensation expense associated with the issuance of 29,000,000 shares of common stock for services rendered. In the second quarter of 2016, the Company issued 29,000,000 shares of its common stock with a value of $1,450,000 to two officers and directors of the Company and an additional employee of the Company as compensation for prior services rendered but uncompensated. This amendment now reflects the effects of the aforementioned common stock issuances.

No other changes have been made to the Form 10-Q. This amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify in any way disclosures made in the original Form 10-Q, except for disclosures related to the aforementioned common stock issuances.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IMAGING3, INC.

CONDENSED BALANCE SHEETS

AT JUNE 30, 2016 AND DECEMBER 31, 2015

	(Unaudited)
	6/30/2016	12/31/2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,063	$9,508
Accounts receivable, net	2,070	51,505
Total current assets	11,133	61,013

Total assets	$11,133	$61,013

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$1,931,249	$2,220,603
Notes payable	552,500	420,500
Derivative Liability	4,913,736	1,197,951
Deferred revenue	57,714	72,912
Total Current Liabilities	7,455,198	3,911,966

STOCKHOLDERS’ DEFICIT:
Preferred stock, authorized 2,000, par value of $0.001 and 2,000 and 0 issued and outstanding, as of June 30, 2016 and December 31, 2015 respectively	-	-
Common stock, authorized 1,000,000,000, no par value and 221,532,393 and 190,756,393 Issued and outstanding as of June 30, 2016 and December 31, 2015 respectively	6,914,447	5,365,047
Accumulated deficit	(14,358,512)	(9,216,000)
Total stockholders’ deficit	(7,444,065)	(3,850,953)
Total liabilities and stockholders’ deficit	$11,133	$61,013

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015

Net revenues	$5,570	$49,514	$17,197	$132,745

Cost of goods sold	2,965	26,854	8,342	78,017
Gross profit	2,605	22,660	8,855	54,728

Operating expenses:
General and administrative expenses	1,611,792	185,999	1,634,053	492,149
Total operating expenses	1,611,792	185,999	1,634,053	492,149

Loss from operations	(1,609,187)	(163,339)	(1,625,198)	(437,421)

Other income (expense):
Interest expense	(1,870,361)	(254,257)	(1,958,736)	(254,674)
Change in value of derivative instruments	(1,765,618)	-	(1,765,246)	-
Other income	204,868	913	207,468	914
Total other income (expense)	(3,431,111)	(253,344)	(3,516,514)	(253,760)

Income (Loss) before income taxes	(5,040,298)	(416,683)	(5,141,712)	(691,181)

Provision for income taxes	800	-	800	-

Net loss	$(5,041,098)	$(416,683)	$(5,142,512)	$(691,181)

Net loss per share - Basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Weighted average common stock outstanding - Basic and diluted	199,809,316	182,830,030	195,648,139	182,255,365

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.

CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED

JUNE 30, 2016 AND 2015

(UNAUDITED)

	Six months ended June 30, 2016	Six months ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,142,512)	$(691,181)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-Cash Interest	1,932,538	258,866
Stock based compensation	52,500	-
Change in value of derivatives	1,765,246	(914)
Shares issued for Services	1,462,500	63,250
(Increase) / decrease in current assets:
Accounts receivable	49,435	3,248
Prepaid expenses and other assets	-	7,609
Inventory	-	(25,473)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(289,354)	210,467
Deferred revenue	(15,198)	(77,826)
Net cash used for operating activities	(184,845)	(251,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	150,000	195,000
Proceeds from sale of stock, net of offering costs	34,400	110,500
Net cash provided from financing activities	184,400	305,500

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(445)	53,546

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	9,508	12,364

CASH & CASH EQUIVALENTS, ENDING BALANCE	$9,063	$65,910

SUPPLEMENTAL DISCLOSURE:
Interest paid in cash	-	-
Income taxes paid in cash	-	-

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

During the six months ended June 30, 2016 the Company issued a total of 1,276,000 shares of common stock for cash in the amount of $34,400, and 29,500,000 shares of common stock were issued for services, valued at $1,462,500.

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

11. SUBSEQUENT EVENTS

During the period from of July 1, 2016 through July 20, 2016, the Company issued 1,500,000 shares of common stock for cash proceeds of $75,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q may contain “forward-looking statements,” as that term is used in federal securities laws, about Imaging3, Inc.’s financial condition, results of operations and business. These statements include, among others:

●	statements concerning the potential benefits that Imaging3, Inc. (“Imaging3” or the “Company”) may experience from its business activities and certain transactions it contemplates or has completed; and

●	statements of Imaging3’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Imaging3’s actual results to be materially different from any future results expressed or implied by Imaging3 in those statements. The most important facts that could prevent Imaging3 from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of Imaging3’s stock price;

(b)	potential fluctuation in quarterly results;

(c)	failure of Imaging3 to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

(e)	failure to commercialize Imaging3’s technology or to make sales;

(f)	changes in demand for Imaging3’s products and services;

(g)	rapid and significant changes in markets;

(h)	litigation with or legal claims and allegations by outside parties;

(i)	insufficient revenues to cover operating costs, resulting in persistent losses;

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

Our cost of revenue was $8,342 in the first six months of 2016 compared to $78,017 in 2015. The decrease in cost of revenue was as a result of decreased sales. We had a gross profit in the first six months of 2016 of $8,855 compared to $54,728 in the same period of 2015. Again, lack of sales had a direct impact on decreased gross profit margin. Our operating expenses increased to$1,634,053 in the first six months of 2016 as compared to $492,149 in 2015, primarily as a result of increased stock based compensation. Our loss on operations increased to $1,625,198 in the first six months of 2016 compared to $437,421 in 2015. Our net loss was $5,142,512 in the first six months of 2016 compared to $691,181 in the first six months of 2015. All were affected by decreased revenue for the period, stock based compensation and the impact of the interest expense from the derivative liability.

Results of Operation for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

We had revenues in the second quarter of 2016 of $5,570 compared to $49,514 in 2015. The decrease in revenue is due to decreased sales.

Our cost of revenue was $2,965 in the second quarter of 2016 compared to $26,854 in 2015. The decrease in cost of revenue was as a result of decreased sales. We had a gross profit in the second quarter of 2016 of $2,605 compared to $22,660 in the same period of 2015. Again, lack of sales had a direct impact on decreased gross profit margin. Our operating expenses increased to$1,611,792 in the second quarter of 2016 as compared to $185,999 in 2015, mainly due to increased stock based compensation. Our loss on operations increased to $1,609,187 in the second quarter of 2016 compared to $163,339 in 2015. Our net loss was $5,041,098 in the second quarter of 2016 compared to $416,683 in the second quarter of 2015. All were affected by decreased revenue for the period, increase in stock based compensation and the impact of the interest expense from the derivative liability.

Liquidity and Capital Resources

The Company’s cash position was $9,063 at June 30, 2016, compared to $9,508 at December 31, 2015.

As of June 30, 2016, the Company has a working capital deficit of $7,444,065 as compared to $3,850,953 at December 31, 2015.

Net cash used in operating activities amounted to $184,845 for the six month period ended June 30, 2016, as compared to net cash used in operating activities of $251,954 for the six month period ended June 30, 2015.

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

IMAGING3, INC.

Dated: April 17, 2017	By:	/s/ Dane Medley
Dane Medley
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dane Medley	Dated: April 17, 2017
Dane Medley, Chief Executive Officer
and Chairman (Principal Executive Officer)

/s/ Xavier Aguilera	Dated: April 17, 2017
Xavier Aguilera, Chief Financial Officer,
Secretary, and Executive Vice President
(Principal Financial/Accounting Officer)

