Form 10-Q/A
period 2016-09-30
IMAGING3 INC
filed 2017-04-17
CIK 1205181

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

Explanatory Note:

The sole purpose of this amendment to the Quarterly Report on Form 10-Q for the period ended September 30, 2016 of IMAGING3, INC. (the “Company”) filed with the Securities and Exchange Commission on November 14, 2016 (the “Form 10-Q”) is to furnish information related to the omission of stock based compensation expense associated with the issuance of 29,000,000 shares of common stock for services rendered. In the second quarter of 2016, the Company issued 29,000,000 shares of its common stock with a value of $1,450,000 to two officers and directors of the Company and an additional employee of the Company as compensation for prior services rendered but uncompensated. This amendment now reflects the effects of the aforementioned common stock issuances.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IMAGING3, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	(Unaudited)
	9/30/2016	12/31/2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$69,711	$9,508
Accounts receivable, net	-	51,505
Total current assets	69,711	61,013

Total assets	$69,711	$61,013

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$1,874,734	$2,220,603
Notes payable	725,833	420,500
Derivative liability	5,490,254	1,197,951
Deferred revenue	34,519	72,912
Total current liabilities	8,125,340	3,911,966

STOCKHOLDERS’ DEFICIT:
Preferred stock, authorized 2,000, 0 and 2,000 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively, par value of $0.001	-	-
Common stock, authorized 1,000,000,000, no par value, and 227,240,393 and 190,756,393 Issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	7,276,982	5,365,047
Accumulated deficit	(15,332,611)	(9,216,000)
Total stockholders’ deficit	(8,055,629)	(3,850,953)
Total liabilities and stockholders’ deficit	$69,711	$61,013

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015

Net revenues	$23,195	$100,046	$40,393	$232,791

Cost of goods sold	1,905	47,465	10,247	125,482
Gross profit	21,290	52,581	30,146	107,309

Operating expenses:
General and administrative expenses	417,845	210,183	2,051,898	702,332
Total operating expenses	417,845	210,183	2,051,898	702,332

Loss from operations	(396,555)	(157,602)	(2,021,752)	(595,023)

Other income (expense):
Interest expense	(764,619)	(777,418)	(2,723,355)	(1,032,092)
Change in value of derivative instruments	138,407	2,044	(1,626,839)	2,958
Other income	48,667	2,900	256,135	2,900
Total other income (expense)	(577,545)	(772,474)	(4,094,059)	(1,026,234)

Loss before income taxes	(974,100)	(930,076)	(6,115,811)	(1,621,257)

Provision for income taxes	-	-	800	-

Net loss	$(974,100)	$(930,076)	$(6,116,611)	$(1,621,257)

Net loss per share - Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average common stock outstanding - Basic and diluted	194,813,806	184,589,241	205,139,866	183,044,764

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.

CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,116,611)	$(1,621,257)
Adjustments to reconcile net loss to net cash used for operating activities:
Non-cash interest	2,675,797	1,043,230
Stock-based compensation	139,535	-
Change in value of derivatives	1,626,839	(2,958)
Shares issued for services	1,612,500	70,750
(Increase) / decrease in current assets:
Accounts receivable	51,505	(3,120)
Prepaid expenses and other assets	-	7,609
Inventory	-	(25,473)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(345,869)	236,185
Deferred revenue	(38,393)	(116,739)

Net cash used for operating activities	(394,697)	(411,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	295,000	405,000
Proceeds from sale of stock, net of offering costs	159,900	149,125
Net cash provided from financing activities	454,900	554,125

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	60,203	142,352

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	9,508	12,364

CASH & CASH EQUIVALENTS, ENDING BALANCE	$69,711	$154,716

SUPPLEMENTAL DISCLOSURE:
Interest paid in cash	-	-
Income taxes paid in cash	-	-

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

During the nine months ended September 30, 2016 the Company issued a total of 4,364,000 shares of common stock for cash in the amount of $159,900, and 32,000,000 shares of common stock were issued for services, valued at $1,612,500.

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

Our cost of revenue was $10,247 in the first nine months of 2016 compared to $125,482 in 2015. The decrease in cost of revenue was as a result of decreased sales volume. We had a gross profit in the first nine months of 2016 of $30,146 compared to $107,309 in the same period of 2015. Again, lack of sales volume had a direct impact on decreased gross profit margin. Our operating expenses increased to $2,051,898 in the first nine months of 2016 as compared to $702,332 in 2015 primarily due to an increase in stock based compensation. Our loss on operations increased to $2,021,752 in the first nine months of 2016 compared to $595,023 in 2015 which was related to the increased stock based compensation. Our net loss was $6,116,611 in the first nine months of 2016 compared to $1,621,257 in the first nine months of 2015. All were affected by decreased sales volume for the period, stock-based compensation, and the impact of the interest expense from the derivative liability.

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

