Form 10-K
period 2016-12-31
IMAGING3 INC
filed 2017-04-17
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $0 as of December 31, 2016 (computed by reference to the fact that no last sale price of a share of the registrant’s Common Stock on that date was reported by any securities exchange or public securities trading market.)

There were 259,621,593 shares outstanding of the registrant’s Common Stock as of March 31, 2017.

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

Proprietary Technology

Patent

On June 23, 2004, U.S. Patent No. 6,754,297 was granted in the name of Dean Janes, entitled Apparatus and Method for Three-Dimensional Real-Time Imaging System. The rights to this patent have been assigned to Imaging3, Inc. As of December 31, 2015 Imaging3 Inc. had one UCC filing against assets that were obtained by Gemini Capital in conjunction with secured notes.

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

Users of Diagnostic Imaging

MRI and other imaging services are typically provided in one of the following settings:

Hospitals and Clinics

Imaging systems are located in and owned and operated by a hospital or clinic. These systems are primarily used for the patients of the hospital or clinic, and the hospital or clinic bills third-party payers, such as health insurers, Medicare or Medicaid.

Independent Imaging Centers

Imaging systems are located in permanent facilities not generally owned by hospitals or clinics. These centers depend upon physician referrals for their patients and generally do not maintain dedicated, contractual relationships with hospitals or clinics. In fact, these centers may compete with hospitals or clinics that have their own systems to provide Imaging3 to these patients. Like hospitals and clinics, these centers bill third-party payers for their services.

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

Employees

We currently employ 2 full-time individuals, all of whom are working at our leased offices at 3022 North Hollywood Way, Burbank, California 91505. Both 2 full-time employees are executive officers and directors of the Company.

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

A pre-market approval application is a scientific, regulatory documentation to the FDA to demonstrate the safety and effectiveness of the Class II device. There are administrative elements of a pre-market approval application, but good science and scientific writing is a key to the approval of a pre-market approval application. If a pre-market approval application lacks elements listed in the administrative checklist, the FDA will refuse to accept a pre-market approval application and will not proceed with the in-depth review of scientific and clinical data. If a pre-market approval application lacks valid clinical information and scientific analysis based on sound scientific reasoning, it will delay the FDA’s review and approval. Pre-market approval applications that are incomplete, inaccurate, inconsistent, omit critical information, and are poorly organized have resulted in delays in consideration.

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

We intend to seek to obtain FDA approval of our proprietary medical imaging device in 2017, although we cannot assure that this approval will be granted when expected. All of our marketing efforts for the new device must start from the date the FDA approves the device to be marketed. Since we are already registered with the FDA as a new device manufacturer and have been through an audit performed by the FDA, the FDA is already familiar with us and our processes. The FDA may wish to obtain updated information about us and may require more time to process our planned 510(k) resubmission than estimated.

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

ITEM 1A. Risk Factors

Not applicable.

ITEM 2. PROPERTIES

We currently maintain and lease our administrative offices and production facility at 3022 North Hollywood Way, Burbank, California 91505. This facility contains 1,800 square feet of space, and we currently pay rent at a rate of $2.00 per square foot gross.

ITEM 3. LEGAL PROCEEDINGS

Administrative Claim of Greenberg Glusker Fields Claman & Machtinger LLP

On January 30, 2017 the Company entered into a new Agreement. Under the terms of the Agreement, the Company has agreed to pay Greenberg $1,117,574 plus any interest that has accrued at the rate of 6.0% per annum, as follows: (i) $100,000 on or before December 31, 2017; (ii) $150,000 on or before December 31, 2018 (iii) 4.0% of the first $2.5 million of gross proceeds of any private or public offering by the company (an “Offering”); (iv) 2.0% of the next $2.5 million of gross proceeds from such Offerings; (v) 4.0% of any gross proceeds thereafter from such Offerings; and (vi) the remaining balance on or before December 31, 2019.

In addition, Greenberg has the option to convert up to $150,000 of the balance into a warrant that would convert on terms that are equal to (or, in certain cases, better than) the terms offered in subsequent rounds of financing.

Bankruptcy Closure

On January 31, 2017, United States Bankruptcy Judge for the Central District of California, Neil Bason, granted the Company’s unopposed motion for entry of final decree and also granted approval of the two stipulations regarding payment of court-approved fees. The Company noted that as a result, the Imaging3

Chapter 11 proceeding is now closed—the ompany is no longer subject to the jurisdiction of the Bankruptcy Court, and the case cannot be converted to a Chapter 7 proceeding.

To clarify, the Judge’s order in its final paragraph stated that “Notwithstanding the foregoing [order closing the bankruptcy case pursuant to 11United States Code Section 350(a)] the bankruptcy case may be reopened on motion as set forth in the Greenberg, Glusker Fee Agreement and/or the Mentor Fee Agreement and thus the court retains jurisdiction for those purposes and as otherwise provided by law or as contemplated by the prior orders and proceedings of this court”. Thusly, technically, the case could possibly be reopened by either of those aforementioned creditors.

Vuksich Litigation

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

After meeting all of the filing requirements of the SEC, the Company commenced trading on the OTCQB effective June 22, 2016 under the new trading symbol “IGNG”. The OTCQB is part of the quality controlled segment of the over-the-counter market, available only to SEC reporting companies which are current in their regulatory filing requirements and maintain a minimum bid price. The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

Year Ended December 31, 2015	High	Low

First Quarter ended March 31, 2015	$0.00	$0.00
Second Quarter ended June 30, 2015	$0.00	$0.00
Third Quarter ended September 30, 2015	$0.00	$0.00
Fourth Quarter ended December 31, 2015	$0.00	$0.00

Year Ended December 31, 2016	High	Low

First Quarter ended March 31, 2016	$0.00	$0.00
Second Quarter ended June 30, 2016	$0.22	$0.06
Third Quarter ended September 30, 2016	$0.24	$0.03
Fourth Quarter ended December 31, 2016	$0.05	$0.01

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

As of March 17, 2017, there were approximately 8,375 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of December 31, 2016, there were approximately 241,520,093 shares of our common stock outstanding on record.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate paying dividends for the foreseeable future.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 36,228,014 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of December 31, 2016, employees of the Company hold options to purchase 13,000,000 shares of common stock at an exercise price of $0.025.

Transactions in FY 2016	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2015	8,000,000	$0.025	9.25
Granted	5,000,000	0.025	9.00
Exercised	0
Cancelled/Forfeited	0
Outstanding, December 31, 2016	13,000,000	$0.025	8.86
Exercisable, December 31, 2016	13,000,000	$0.025	8.86

The weighted average remaining contractual life of options outstanding issued under the Plan was 8.86 years at December 31, 2016.

Warrants

Following is a summary of warrants outstanding at December 31, 2016:

Warrant Activity
12-31-2015 Balance	45,148,696
Granted	36,500,000
12-31-2016 Balance	81,648,696

Number of Warrants	Exercise Price	Expiration Date
18,148,696	$0.000001	July 2023
2,000,000	$0.01	April 2022
25,000,000	$0.01	August 2022
30,000,000	$0.01	April 2023
6,500,000	$0.01	August 2023

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

Current Overview

Our current focus is (a) on complying with our Chapter 11 Reorganization Plan by continuing to improve our 3D medical imaging technology, and to prepare to re-file our application with the FDA for approval of our 3D medical imaging device.

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

Stock-based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on the grant date fair values of the awards. For stock option awards to employees with service and/or performance based vesting conditions, the fair value is estimated using the Black-Scholes option pricing model. The value of an award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Our stock-based awards are comprised principally of shares issued for services and stock options.

We account for stock options issued to non-employees in accordance with the guidance for equity-based payments to non-employees. Stock option awards to non-employees are accounted for at fair value using the Black-Scholes option pricing model. Management believes that the fair value of stock options is more reliably measured than the fair value of the services received. The fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

The Black-Scholes option pricing model requires management to make assumptions and to apply judgment in determining the fair value of our awards. The most significant assumptions and judgments include estimating the fair value of our underlying stock, the expected volatility and the expected term of the award. In addition, the recognition of stock-based compensation expense is impacted by estimated forfeiture rates.

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

The following sets forth selected items from our statements of operations for the years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016	Year Ended December 31, 2015
Net revenues	$33,083	$220,809
Cost of goods sold	10,247	169,120
Gross Profit	22,836	51,689
General and administrative expenses	2,697,527	1,503,088
Income (loss) from operations	(2,674,691)	(1,451,399)
Total other income (expenses)	(4,085,979)	(1,180,233)
Provision for income taxes	(800)	(800)
Net income (loss)	$(6,761,470)	$(2,632,432)

Results of Operations for the Year Ended December 31, 2016 as compared to the Year Ended December 31, 2015.

We had revenues for the year ended December 31, 2016 of $33,083 as compared to $220,809 for the year ended December 31, 2015, which represented a 85% decrease. The decrease in sales was attributed directly to a decrease in warranty sales and equipment sales for this period. Due to our lack of working capital caused by the reorganization process, the company did not have the ability to maintain requisite technical and sales personnel to continue operating as a cash–generating sales and service business. Therefore, management decided to concentrate its post – reorganization business on obtaining FDA 510k approval of its Smart-Scan technology. As a result, the Company concentrated on generating cash through financing activities. Cash raised through financing activities was expended on day to day business operations in connection with preparation for our 510K submittal, managing the post-bankruptcy emergence administration of our obligations under the approved bankruptcy plan, legal and audit fees, and actual payments to creditors required by the court-approved reorganization plan.

Our cost of revenue was $10,247 for the year ended December 31, 2016 as compared to $169,120 for the year ended December 31, 2015. This decrease was related to a decrease in sales volume. Our gross profit margin for the year ended December 31, 2016 was $22,836 as compared to $51,689 for the year ended December 31, 2015. Our total operating expenses increased in 2016 to $2,697,527 from $1,503,088 for the year ended December 31, 2015, an increase of 79% due primarily to increased Research & Development and stock based compensation expenses. Other expenses increased due to increased interest associated with convertible notes issued during 2016 and the change in value of derivative liabilities. Our net loss for the fiscal year ending December 31, 2016 was $6,761,470 as compared to a net loss of $2,632,432 for the fiscal year ending December 31, 2015.

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

Liquidity and Capital Resources

Our total current assets decreased to $22,638 as of December 31, 2016, from $61,013 as of December 31, 2015. The cash account as of December 31, 2016 was $22,638 compared to $9,508 as of December 31, 2015.

Our total current liabilities increased to $8,170,835 as of December 31, 2016 from $3,911,966 as of December 31, 2015. This increase is due in large part to an increase in derivative liability for this reporting period.

The cash account as of December 31, 2016 was $22,638 compared to $9,508 as of December 31, 2015. Due to our lack of working capital caused by the reorganization process, the Company did not have the ability to maintain requisite technical and sales personnel to continue operating as a cash-generating sales and service business. Therefore, management decided to concentrate its post-reorganization business on obtaining FDA 510K approval of its Smart Scan TM technology and on generating cash through financing activities, to fund the approval process. Cash raised through financing activities was expended primarily on: (i) day-to-day business operations in connection with preparation for our 510K submittal, (ii) administration of the bankruptcy process, (iii) legal and audit fees, and (iv ) payments to creditors required by the court-approved reorganization plan

During the year ended December 31, 2016, we used $603,770 of net cash for operating activities, as compared to $609,831 used during the year ended December 31, 2015. Net cash provided by financing activities during the year ended December 31, 2016 was $616,900, as compared to $606,975 during the year ended December 31, 2015.

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

Going Concern Qualification

We have incurred significant losses from operations, and such losses are expected to continue. In their report on our financial statements as of and for the period ended December 31, 2016, our auditors have expressed substantial doubt about our ability to continue as a going concern. In addition, we have limited working capital. The foregoing raises substantial doubt about our ability to continue as a going concern. Management’s plans include seeking additional capital and/or debt financing. We cannot guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available it will be on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” may make it substantially more difficult for us to raise capital.

Off-Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IMAGING3, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Imaging3, Inc.

We have audited the accompanying balance sheets of Imaging3, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imaging3, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the years ended December 31, 2016 and 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP

Encino, California

April 14, 2017

IMAGING3, INC.

BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,638	$9,508
Accounts receivable, net	-	51,505

Total current assets	22,638	61,013

PROPERTY AND EQUIPMENT, net	-	-
Total assets	$22,638	$61,013

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,692,652	$1,942,641
Accrued expenses	132,428	277,962
Derivative liability	5,532,898	1,197,951
Deferred revenue	41,829	72,912
Convertible notes payable, net of discount	771,028	420,500
Total current liabilities	8,170,835	3,911,966

STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value; authorized shares 1,000,000, 2000 and -0 shares issued and outstanding as of December 31, 2016 and 2015 respectively.	-	-
Common stock, no par value; authorized shares 1,000,000,000 and 243,844,093 and 190,756,393 issued outstanding as of December 31, 2016, and December 31, 2015, respectively	7,829,273	5,365,047
Accumulated deficit	(15,977,470)	(9,216,000)
Total stockholders’ deficit	(8,148,197)	(3,850,953)
Total liabilities and stockholders’ deficit	$22,638	$61,013

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2016	Year Ended December 31, 2015

Net revenues	$33,083	$220,809

Cost of goods sold	10,247	169,120
Gross profit	22,836	51,689

Operating expenses
General and administrative expenses	2,697,527	1,503,088
Total operating expense	2,697,527	1,503,088

Loss from operations	(2,674,691)	(1,451,399)

Other income (expense):
Interest expense	(2,894,263)	(1,191,290)
Change in value	(1,633,732)	6,857
Loss on extinguishment of debt	(29,489)	-
Other income	471,504	4,200
Total other income (expense)	(4,085,979)	(1,180,233)

Income (Loss) before income tax	(6,760,670)	(2,631,632)

Provision for income taxes	800	800

Net loss	$(6,761,470)	$(2,632,432)

Basic and diluted net loss per share	$(0.03)	$(0.01)

Basic and diluted weighted average common shares outstanding	212,835,271	184,098,899

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016	Year Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,761,470)	$(2,632,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	139,535	168,000
Change in value of derivatives	1,633,732	(6,857)
Non cash interest	2,789,771	1,172,809
Loss on extinguishment of debt	29,489	-
Shares issued for services	1,903,050	134,500
(Increase) / decrease in current assets:
Accounts receivable	51,505	(47,007)
Prepaid expenses and other assets	-	6,609
Inventory	-	1,000
Increase / (decrease) in current liabilities:
Accounts payable	(240,012)	648,072
Accrued expenses	(130,787)	28,215
Deferred revenue	(31,083)	(82,740)
Net cash used in operating activities	(616,270)	(609,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	462,500	410,000
Proceeds from sale of common stock	166,900	196,975
Net cash provided by financing activities	629,400	606,975

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	13,130	(2,856)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	9,508	12,364

CASH & CASH EQUIVALENTS, ENDING BALANCE	$22,638	$9,508
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$0	$0
Income taxes paid in cash	$0	$0
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt and accrued interest	$70,747	$0

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Preferred stock		Common stock			Total
	Number of		Number of		Accumulated	stockholders’
	shares	Amount	shares	Amount	deficit	deficit

Balance as of December 31, 2014			169,502,393	$4,865,572	(6,583,568)	(1,717,996)

Shares issued for cash			12,379,000	196,975	-	196,975

Shares issued for services			8,875,000	134,500	-	134,500

Stock-based compensation			-	168,000	-	168,000

Net Loss			-	-	(2,632,432)	(2,632,432)

Balance as of December 31, 2015			190,756,393	5,365,047	(9,216,000)	(3,850,953)

Preferred stock issued to officer	2,000	-	-	-	-	-

Shares issued for cash			4,504,000	166,900	-	166,900

Shares issued for services			41,685,000	1,903,050	-	1,903,050
Note payable converted to stock			7,074,700	254,741	-	254,741
Stock-based compensation				139,535	-	139,535

Net loss			-	-	(6,761,470)	(6,761,470)

Balance as of December 31, 2016			244,020,093	$7,829,273	$(15,977,470)	$(8,148,197)

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

The Company’s primary business has been refurbishment and sale of medical equipment, parts and services to hospitals, surgery centers, research labs, physician offices and veterinarians. Equipment sales have included new and used c-arms, c-arms tables, and surgical tables. Part sales are comprised of replacement parts for c-arms.

The Company has developed a proprietary medical technology designed to produce 3d medical diagnostic images in real time. We believe Imaging3 technology has the potential to contribute to the improvement of healthcare. Our technology is designed to cause 3D images to be instantly constructed using high-resolution fluoroscopy. These images can be used as real time references for any current or new medical procedures in which multiple frames of reference are required on or in the human body. This technology is still in the development stage, and the Company intends to seek approval from the Food and Drug Administration (“FDA”), which, if approved, will allow us to offer products utilizing the technology to healthcare providers.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had no cash equivalents at December 31, 2016 or 2015.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. During the years ended December 31, 2016 and 2015, potentially dilutive securities were excluded from the computation of weighted average shares outstanding-diluted because their effect was anti-dilutive.

The Company’s policy for Equity – Based compensation is predicated on Employment Agreements for both Dane Medley CEO and

Xavier Aguilera, CFO.

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

The Company had the following assets or liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 respectively.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities 2016	$-	$-	$5,532,898	$5,532,898
Derivative Liabilities 2015	$-	$-	$1,197,951	$1,197,951

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

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In April 2015, the FASB issued ASU No 2015-3, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015, which required us to adopt these provisions in the first quarter of 2016. This guidance did not have a material impact to our financial position or results of operations.

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

3. ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and management believes are collectible except for which a reserve has been provided. The balance of accounts receivable as of December 31, 2015 and 2016 were $51,505 and $-, respectively. The reserve amount for uncollectible accounts was $-0- and $ -0- as of December 31, 2015 and 2016, respectively.

4. ACCRUED EXPENSES

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory. The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges. The original amount was $104,052. In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved. In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed. After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error. Settlement was reached and the Company is currently paying $2,578 per month on a total liability of $48,627 as of December 31, 2016, including interest and penalties.

5. INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of December 31, 2015 or December 31, 2016.

As of December 31, 2016, the Company estimated it had available gross net operating loss (NOL) carry forwards of approximately $18.665 million, which expire at various dates through 2037.

The components of the net deferred income taxes at December 31, 2015 and 2016 are summarized below:

	December 31, 2015	December 31, 2016
Deferred income tax assets
Net operating loss carry forwards	$18,400,000	$18,665,000
Less: valuation allowance	(18,400,000)	(18,665,000)
Deferred income tax assets, net	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2015	December 31, 2016
Tax expense (benefit) at federal statutory rate	(34)%	(34)%
State tax expense, net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Effective income tax rate	$-	$-

Income tax expense for the period ended December 31, 2015 and the year ended December 31, 2016 is summarized below.

	2015	2016
Current tax expense:
Federal	$-	$-
State	800	800
Total current tax expense	$800	$800

Deferred tax expense:
Federal	$-	$-
State	-	-
Total deferred tax expense, net	$-	$-

Tax expense	$800	$800

6. NOTES PAYABLE

During 2015, the Company issued promissory notes in the aggregate amount of $455,000. These notes bear interest at 10% per annum and are past due as of December 31, 2016. The notes are secured by substantially all assets of the Company. The convertible promissory note is convertible into shares of the Company’s common stock at a rate equal to $0.01 per share, subject to downward adjustments for future equity issuances. In connection with these convertible promissory notes, the Company issued 27,000,000 warrants to purchase common stock at an exercise price of $0.01 per share, subject to downward adjustments for future equity issuances. The warrants have a term of 7 years from the date of issuance. The Company is in default under the terms of these notes.

During 2016, the Company issued promissory notes in the aggregate amount of $487,850 for cash proceeds of $465,000. These notes bear interest at 5%-10% per annum and are due on various dates through June 2017. These notes are secured by substantially all assets of the Company. The convertible promissory notes are convertible into shares of the Company’s common stock at a rate equal to $0.01-$0.05 per share, subject to downward adjustments for future equity issuances. In connection with these convertible promissory notes, the Company issued warrants to purchase 36,500,000 shares of common stock at an exercise price of $0.01 per share, subject to downward adjustments for future equity issuances. The warrants have a term of 7 years from the date of issuance.

The Company is in default under the terms of these notes.

The conversion features and warrants are considered derivative liabilities pursuant to ASC 815 and were measured at their grant-date fair value and recorded as a liability and note discount on the date of issuance. Subsequent changes to the value of the derivative liabilities are recorded in earnings. As a result, during the ended year ended December 31, 2015, the Company recorded an initial note discount of $455,000, with an additional immediate charge to interest expense of $749,809 relating to the excess value of the derivative liabilities over the promissory notes. During the year ended December 31, 2016, the Company recorded an additional note discount of $388,000, with an immediate charge to interest expense of $2,440,000 relating to the excess value of the derivative liabilities over the promissory notes. Amortization of the note discount amounted to $349,000 during the year ended December 31, 2016 and $378,000 for the year ended December 31, 2015.

7. STOCKHOLDERS’ EQUITY

Preferred Stock

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company is authorized to issue 1,000,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of December 31, 2015 there were no shares of preferred stock outstanding. On January 18, 2016, Imaging3 issued 2000 preferred voting shares to Dane Medley, CEO/Chairman. Each share constitutes 350,000 voting shares.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of no par value common stock.

During the year ended December 31, 2015, the Company issued a total of 21,254,000 shares of common stock, 12,379,000 of such shares were issued for cash proceeds of $196,975. The remaining 8,875,000 shares were issued for services rendered, valued at $134,500.

During the year ended December 31, 2016, the Company issued 53,263,700 shares of common stock, 41,685,000 shares related to services valued at $1,903,050, 4,504,000 shares were issued for cash proceeds of $166,900, and 7,074,700 shares related to a conversion of notes payable at $0.01 per share.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 36,276,614 shares of common stock had been reserved for issuance. The Stock Option Plan will terminate in September 2024.

Stock Options

Transactions in FY2016	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2015	8,000,000	$0.025	9.00
Granted	5,000,000	$0.025	8.63
Exercised	0
Cancelled/Forfeited	0
Outstanding, December 31, 2016	13,000,000	$0.025	8.86
Exercisable, December 31, 2016	13,000,000	$0.025	8.86

Transactions in FY2015

Outstanding, December 31, 2014
Granted	8,000,000	$0.025	9.00
Exercised	0
Cancelled/Forfeited	0
Outstanding, December 31, 2015	8,000,000	$0.025	9.00
Exercisable, December 31, 2015	8,000,000	$0.025	9.00

The fair value of the options granted during the year ended December 31, 2016 is estimated at approximately $139,535 which was expensed upon grant as the options vested immediately. The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the fiscal year ended December 31, 2016: no dividends, expected volatility of 60%, risk free interest rate of 1.91%, and expected life of 9 years.

The weighted average remaining contractual life of options outstanding issued under the Plan was 8.86 years at December 31, 2016.

8. WARRANTS

Pursuant to the Chapter 11 Reorganization Plan, the Company issued 7,861,472 and 10,287,224 warrants to purchase common stock to Gemini Master Fund, Ltd and Alpha Capital, respectively. These warrants are exercisable at an exercise price of $0.000001 per share and expire July 30, 2023.

During the years ended December 31, 2016 and 2015, the Company issued warrants to purchase common stock in connection with convertible promissory notes. The warrants are exercisable at $0.01 per share, subject to downward adjustments for future equity issuances, and have a term of 7 years.

Warrant Activity
12-31-2014 Balance	18,148,696
Granted	27,000,000
12-31-2015 Balance	45,148,696
Granted	36,500,000
12-31-2016 Balance	81,648,696

Following is a summary of warrants outstanding at December 31, 2016

Number of Warrants	Exercise Price	Expiration Date
18,148,696	$0.000001	July 2023
2,000,000	$0.01	April 2022
25,000,000	$0.01	August 2022
30,000,000	$0.01	April 2023
6,500,000	$0.01	August 2023

9. DERIVATIVE LIABILITIES

The Company’s only asset or liability measured at fair value on a recurring basis was its derivative liability associated with warrants to purchase common stock and the conversion features embedded in convertible promissory notes.

In connection with financing transactions, the Company issued warrants to purchase common stock and convertible promissory notes. These instruments included provisions that could result in a reduced exercise price based on specified full-ratchet anti-dilution provisions. The “reset” provisions were triggered in the event the Company subsequently issued common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than contractually specified amounts. Upon triggering the “reset” provisions, the exercise / conversion price of the instrument will be reduced. Accordingly, pursuant to ASC 815, these instruments were not considered to be solely indexed to the Company’s own stock and were not afforded equity treatment.

The following table summarizes activity in the Company’s derivative liability during the years ended December 31, 2016 and 2015:

12-31-2014 Balance	$-0-
Creation	$1,204,809
Change in Value	$(6,857)
12-31-2015 Balance	$1,197,952

12-31-2015 Balance	$1,197,952
Creation	$2,813,219
Settlement	(112,005)
Change in Value	$1,633,732
12-31-2016 Balance	$5,532,898

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

10. GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred net losses and as of December 31, 2016 had an accumulated deficit totaling $16.0 M. During the years ended December 31, 2016 and 2015, the Company utilized an aggregate of $1.226 Million of cash in operating activities and incurred an aggregate net loss of $9,393,902. The continuing losses have adversely affected the liquidity of the Company.

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

Management’s plan regarding this matter is to, amongst other things, seek additional equity financing by selling our equity securities, obtaining funds through the issuance of debt, and continue seeking approval from the FDA to bring to market our real-time imaging platform. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. Our ability to execute our business plan and continue as a going concern may be adversely affected if we are unable to raise additional capital or operate profitably.

The Company anticipates that further equity/debt financings will be necessary to continue to fund operations in the future and there is no guarantee that such financings will be available or, if available, on acceptable terms.

11. COMMITMENTS AND CONTINGENCIES

Leases

During 2014 through May 2015, the Company leased its facilities on a month-to-month lease, which was cancellable by the parties with 30-days written notice. The Company entered into a facility lease agreement effective June 1, 2015 for three years with an option to extend for a 24 month period effective on June 1, 2018.

Future annual minimum lease commitments, excluding property taxes and insurance, on this lease are as follows:

2017	$35,366
2018	14,915
$50,281

Litigation

In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed. After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error. Settlement was reached and the Company is currently paying $2,578 per month on a total liability of $48,627 as of December 31, 2016, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.

12. SUBSEQUENT EVENTS

Notes Payable

On January 5, 2017, the Company closed a financing arrangement with five key shareholders, whereby fourteen separate 10% original-issue-discount secured convertible notes held by these shareholders (twelve of which were in default) with an aggregate balance due of about $770,000 have been amended such that (i) the maturity date of all notes is now August 31, 2017 and (ii) the notes are now convertible into subsequent rounds of financing rather than being convertible at $0.01 per share. Should there be an event of default under these amended notes, the conversion price will revert back to $0.01 per share.

As part of the financing arrangement, fifteen separate warrants held by these same shareholders were also amended such that the number of shares exercisable pursuant to each warrant has been reduced by 75%. The exercise price of these warrants remains at $0.01. In consideration for this reduction, Imaging3 has issued to the five holders new convertible promissory notes in the total principal amount of $124,688 in the same form as the notes described above, as amended. The resulting reduction in the number of warrant-shares outstanding is 49,875,000.

Furthermore, these shareholders agreed, as part of the arrangement, to lend Imaging3 up to an additional $200,000, in increments of $50,000, at the Company’s discretion, as long as the original notes are not in default. These loans will: (i) be evidenced by notes in the form of the notes described above, as amended; (ii) be due on August 31, 2017; (iii) bear interest at 10% per annum; and (iv) have a face value of 118.75% of the funds actually advanced. In addition, Imaging3 shall issue warrants granting the noteholder the right to purchase, at $0.01 per share, that number of common shares of the company equal to 25 times the number of dollars loaned.

Administrative Claim of Greenberg Glusker Fields Claman & Machtinger LLP

On January 30, 2017 the Company entered into a new Agreement. Under the terms of the Agreement, the Company has agreed to pay Greenberg $1,117,574 plus any interest that has accrued at the rate of 6.0% per annum, as follows: (i) $100,000 on or before December 31, 2017; (ii) $150,000 on or before December 31, 2018 (iii) 4.0% of the first $2.5 million of gross proceeds of any private or public offering by the company (an “Offering”); (iv) 2.0% of the next $2.5 million of gross proceeds from such Offerings; (v) 4.0% of any gross proceeds thereafter from such Offerings; and (vi) the remaining balance on or before December 31, 2019.

In addition, Greenberg has the option to convert up to $150,000 of the balance into a warrant that would convert on terms that are equal to (or, in certain cases, better than) the terms offered in subsequent rounds of financing.

Bankruptcy Closure

On January 31, 2017, United States Bankruptcy Judge for the Central District of California, Neil Bason, granted the Company’s unopposed motion for entry of final decree and also granted approval of the two stipulations regarding payment of court-approved fees. The Company noted that as a result, the Imaging3

Chapter 11 proceeding is now closed—the Company is no longer subject to the jurisdiction of the Bankruptcy Court, and the case cannot be converted to a Chapter 7 proceeding.

To clarify, the Judge’s order in its final paragraph stated that “Notwithstanding the foregoing [order closing the bankruptcy case pursuant to 11United States Code Section 350(a)] the bankruptcy case may be reopened on motion as set forth in the Greenberg, Glusker Fee Agreement and/or the Mentor Fee Agreement and thus the court retains jurisdiction for those purposes and as otherwise provided by law or as contemplated by the prior orders and proceedings of this court”. Thusly, technically, the case could possibly be reopened by either of those aforementioned creditors.

Stock

As of April 2017, the Company cancelled 11 million shares of common stock issued in 2016. Furthermore, the company intends to cancel an additional 18 million shares pending negotiations relating to officer employment agreements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated (2013Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1. As of December 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. As of December 31, 2016 we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of our public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of December 31, 2016:

Name	Age	Position

Dane Medley	58	Chairman of the Board of Directors and Chief Executive Officer

Xavier Aguilera	67	Executive Vice President, Chief Financial Officer, Corporate Secretary and Director

Dr. Art Lu	69	Director

Richard Klug	61	Director

Dane Medley has been the Chairman and Chief Executive Officer of the Company since October 2012. Prior to joining us, Mr. Medley was the Senior Vice President of Service and Operations at Xerox Corporation (2008-2012), the Regional Operations Specialist at Sharp Electronics Corporation (2002-2007), a Service Manager at Lewan & Associates, Inc. (1986 to 2001), and served in the United States Air Force from 1981 to 1985 as an Antenna and Radio Maintenance Specialist. His leadership responsibilities and experience at Xerox Corp. included the following:

●	Accountable for $75 million + of revenue, managing profit and loss.

●	Directed operational manpower needs, budget, and operating expenses.

●	Retained relationships with 60 + sales personnel, upper level management, and a customer base in excess of 40,000, generating $75 million in revenue.

●	Developed helpdesk dispatching procedures resulting in reduced response time and deliveries to customers, and increased field productivity of field engineers.

●	Budgeted staffing, recruiting, performance reviews, accounting, and facility management.

●	Extensive experience in operations, branch management, and administrative management with over 20 years’ experience.

●	Introduced and implemented internship program specifically for technicians, creating career paths and keeping turnover to under 3% over a 5-year period.

●	Employed philosophy of long-term customer satisfaction.

At Sharp Electronics Corporation, his experience and accomplishments included the following:

●	Maintained an 8 state region of 42 dealers, specializing in dealer operations.

●	Provided training for inventory control, technical solutions, service meetings, and overall health of the dealer.

●	Worked closely with senior management on budget analysis and benchmarking.

●	Principal point of contact for dealer with manufacturer for problem resolution.

●	Taught bi-monthly corporate courses to technicians and operations specialists.

●	Conveyed customer service and operational procedures.

●	Developed train the trainer program now instituted as training protocol at SHARP.

At Lewan & Associates, Inc., Mr. Medley was responsible for the following:

●	Responsible for $30 million of revenue, managing profit and loss.

●	Managed hiring and firing, inventory, budget, training, and customer satisfaction.

●	Managed over 50,000 service calls yearly with 74 technicians.

●	Developed technician benchmarking creating Presidents Club and bonus structure.

●	Developed leadership skills, using Lewan management and development courses.

●	Support services, sales satisfaction, territory management, customer equipment repair.

In the United States Air Force, Mr. Medley gained the following experience:

●	Trained in antenna maintenance and radio communications.

●	Responsible for coordinating projects with 1836 EIG operations.

●	Based in Wiesbaden, Germany, Rome and New York. Assistant Team Chief 1984-1985. Honorable Discharge-E3.

Education

●	University of Maryland USAF, 1982-1984.

●	Arapahoe Community College, 1979-1980.

●	Casper College, 1978.

●	Global leadership training, 2007.

●	Global SMART training, 2007.

●	Xerox Leadership training, 2007.

●	Sharp Electronics leadership development certification.

●	Microsoft Certified Professional. COMPTIA certification, 2006.

●	Security + certified. Comptia certification, 2005.

●	Net + certified. Comptia certification, 2004.

●	A+ certified. Comptia certification, 2004.

●	Controller certified. Sharp Electronics, 2003.

●	Windows business suite, printer, 45 copier certifications. Sharp Electronics, 2003.

●	Train the Trainer certified. University of Wisconsin, 2003.

●	CPR certified

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

Education

●	Sharp Management Institute (Conducted by New York University staff), New York, 1989-1990.

●	Technical Training classes for copiers, thermal and laser facsimile, and laser printers, 1979-1994.

●	U.S. Air Force electronics and weapons and electronics systems training, 1968-1971.

●	Management level training, 1968-1971.

●	Queens College, New York, 1967-1968.

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

Board Committees

Our board of directors has appointed an audit committee. The board of directors has adopted a written charter of the audit committee. The audit committee is authorized by the board of directors to review our annual financial statements prior to publication, and to review the work of, and approve non-audit services performed by, our independent accountants. The audit committee will make annual recommendations to the board for the appointment of independent public accountants for the ensuing year. The audit committee will also review the effectiveness of the financial and accounting functions and our organization, operations and management. The audit committee was formed on August 31, 2003. The audit committee held two meetings during fiscal year ended December 31, 2016.

Our board of directors does not have a compensation committee so all decisions with respect to management compensation are made by the whole board. Our board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm’s length.

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2016 with senior management. The audit committee has reviewed and discussed with management our audited financial statements. The audit committee has also discussed with Rose, Snyder and Jacobs LLP (“RSJ”), our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 16 (Communication with Audit Committees) and received the written disclosures and the letter from RSJ required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The audit committee has discussed with RSJ the independence of RSJ as our auditors. Finally, the audit committee has considered whether the independent auditor’s provision of non-audit services to us is compatible with the auditors’ independence. Based on the foregoing, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for filing with the United States Securities and Exchange Commission. Our audit committee did not submit a formal report regarding its findings.

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

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements that would be applicable to our Reporting Persons (as our securities are registered under Section 12 of the Exchange Act) during and with respect to the fiscal year ended December 31, 2016 have been met on a timely basis.

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

The Elements of Imaging3’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2016, all executive officer base salary decisions were approved by the board of directors.

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

Executive Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2016 and December 31, 2015 for services rendered in all capacities, by our chief executive officer and our other most highly compensated executive officers during the fiscal years ended December 31, 2016 and December 31, 2015.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Dane Medley	2016	$36,000	0	$0	900,000	0	0	$936,000
Chief Executive Officer	2015	$125,000	0	84,000	0	0	0	$209,000

			0	0	0	0	0
			0	0	0	0	0

Xavier Aguilera,	2016	$36,000	0	$0	500,000	0	0	$536,000
Chief Financial Officer/Treasurer, Executive Vice President, and Corporate Secretary	2015	$95,000	0	84,000	0	0	0	$179,000

Officers as a Group	2016	$72,000	0	$0	1,400,000	0	0	$1,472,000
	2015	$220,000	0	168,000	0	0	0	$388,000

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

Employee Benefit Plans

We have not yet, but may in the future, establish a management stock option plan pursuant to which stock options may be authorized and granted to the executive officers, directors, employees and key consultants of Imaging3. In the event we establish the stock option plan, we expect to authorize approximately 36,576,614 shares or more for future issuance.

Director Compensation

None of our directors received any compensation for their respective services rendered to us as directors during the year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Imaging3 at December 31, 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of December 31, 2015 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 169,502,393 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o Imaging3, Inc., 3022 North Hollywood Way, Burbank, California 91505. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

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

	2016	2015
Audit Fees(1)	$77.000	$60,000
Audit Related Fees	8,500	-0-
All Other Fees(2)	-0-	-0-
	$85,500	$60,000

(1)	Audit Fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports. With respect to audit related fees, $8,500 was paid to M&K CPAS, PLLC (our prior principal auditing firm) during the year ended December 31, 2016. However, audit fees totaling $77,000 were paid to RSJ during the year ended 2016.

(2)	Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.

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

Dated: April 17, 2017

/s/ Dane Medley
Dane Medley, Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

Dated: April 17, 2017
/s/ Xavier Aguilera
Xavier Aguilera, Chief Financial Officer/Treasurer,
Executive Vice President, Corporate Secretary, and
Director (Principal Financial/Accounting Officer)

