Form 10-K/A
period 2016-12-31
IMAGING3 INC
filed 2017-04-24
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No: 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Annual Report of Form 10-K for the year ended December 31, 2016 of Imaging3, Inc. (the “Company”) filed with the Securities and Exchange Commission on April 17, 2017 (the “Form-10K”) is to correct the checking of the third and fourth boxes above from “no” to “yes”, thereby indicating that the Company has, in fact, met the standards elucidated in said third and fourth items above.

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

