Form 10-K/A
period 2016-12-31
IMAGING3 INC
filed 2017-05-09
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No: 2

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Annual Report on Form 10-K for the year ended December 31, 2016 of Imaging3, Inc. (the “Company”) filed with the Securities and Exchange Commission on April 17, 2017 (the “Form-10K”) is to correct certain disclosures concerning the Company’s proprietary technology designated “Apparatus and Method for Three Dimensional Real-Time Imaging Systems” (the “Technology”), as set forth on page 3 of the Form 10-K. The Form 10-K erroneously states that the active patent currently covering the Company’s Technology is U.S. Patent No. 6,754,297. In fact, on August 28, 2002 Dean Janes (“Janes”), the Company’s founder filed the original patent application for the Technology. On June 22, 2004 the United States Patent and Trademark Office (“USPTO”) issued Patent No. 6,754,297 covering the Technology to the Company as assignee. After making substantial improvements to the design and utility of the Technology, Janes, on June 21, 2004, filed a second patent application covering the Technology with the aforementioned improvements. On January 8, 2008, the USPTO issued patent No. 7,317,819 covering the improved Technology to the Company as assignee. On June 22, 2008 subsequent to the issuance of Patent No. 7,317,819, the Company intentionally allowed Patent No. 6,754,297 to expire for non-payment of required maintenance fees. Assuming continued payment of maintenance fees, U.S. Patent No. 7,317,819 expires no sooner than June 21, 2024; due to provisions in Title II of the Drug Price Competition and Patent Term Restoration Act, the patent term could be extended beyond this date.

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

Proprietary Technology

Patent

On August 28, 2002 Dean Janes (“Janes”), the Company’s founder filed the original patent application for the Technology. On June 22, 2004 the United States Patent and Trademark Office (“USPTO”) issued Patent No. 6,754,297 covering the Technology to the Company as assignee. After making substantial improvements to the design and utility of the Technology, Janes, on June 21, 2004, filed a second patent application covering the Technology with the aforementioned improvements. On January 8, 2008, the USPTO issued patent No. 7,317,819 covering the improved Technology to the Company as assignee. On June 22, 2008 subsequent to the issuance of Patent No. 7,317,819, the Company intentionally allowed Patent No. 6,754,297 to expire for non-payment of required maintenance fees. Assuming continued payment of maintenance fees, U.S. Patent No. 7,317,819 expires no sooner than June 21, 2024; due to provisions in Title II of the Drug Price Competition and Patent Term Restoration Act, the patent term could be extended beyond this date.

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

The cash account as of December 31, 2016 was $22,638 compared to $9,508 as of December 31, 2015. Due to our lack of working capital caused by the reorganization process, the Company did not have the ability to maintain requisite technical and sales personnel to continue operating as a cash-generating sales and service business. Therefore, management decided to concentrate its post-reorganization business on obtaining FDA 510K approval of its Smart Scan TM technology and on generating cash through financing activities, to fund the approval process. Cash raised through financing activities was expended primarily on: (i) day-to-day business operations in connection with preparation for our 510K submittal, (ii) administration of the bankruptcy process, (iii) legal and audit fees, and (iv ) payments to creditors required by the court-approved reorganization plan.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment dated October 25, 2001, June 24, 2002, and August 13, 2002(1)
3.3	Bylaws (1)
3.4	Certificate of Amendment dated September 30, 2003(2)
3.5	Certificate of Amendment dated October 25, 2001(3)
3.6	Certificate of Amendment June 24, 2002(3)
3.7	Certificate of Amendment August 13, 2002(3)
3.8	Certificate of Determination for Series A Preferred Stock(10)
3.9	Amendment to Certificate of Determination for Series A Preferred Stock(10)
10.1	Patent No. 7,317,819(3)
10.2	Consulting Agreement(3)
10.3	Assignment(3)
10.6	Commercial Promissory Note dated August 4, 2004(4)
10.7	Security Agreement(4)
10.8	Commercial Promissory Note dated April 24, 2005(5)
10.9	IR Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease - Net, dated June 21, 2004 by and between Four T’s, Bryan Tashjian, Ed Jr. Tashjan, Bruce Tashjan, Greg Tashjan and Dean Janes DBA Imaging Services, Inc.(6)
10.10	Promissory Note, dated November 1, 2008 in the amount of $140,039.35, payable by Imaging3, Inc. to Dean Janes(7).
10.11	Promissory Note, dated March 23, 2009 in the amount of $95,000, payable by Imaging3, Inc. to Dean Janes(7)
10.12	Promissory Note, dated April 2, 2009 in the amount of $375,000, payable by Imaging3, Inc. to Dean Janes(7)
10.13	Promissory Note, dated April 13, 2010 in the amount of $66,500, payable by Imaging3, Inc. to Dean Janes(7)
10.14	Promissory Note, dated June 28, 2010 in the amount of $100,000, payable by Imaging3, Inc. to Dean Janes(7)
10.15	Securities Purchase Agreement by and between Imaging3, Inc. and Cranshire Capital, L.P., dated October 4, 2010(8)
10.16	Series A Warrant, dated October 15, 2010 for Cranshire Capital, L.P.(9)
10.17	Series A Warrant dated October 15, 2010 for Freestone Advantage Partners, L.P.(9)
10.18	Series B Warrant, dated October 15, 2010 for Cranshire Capital, L.P.(9)
10.19	Series B Warrant, dated October 15, 2010 for Freestone Advantage Partners, L.P.(9)
10.20	Series C Warrant, dated October 15, 2010 for Cranshire Capital, L.P.(9)
10.21	Series C Warrant, dated October 15, 2010 for Freestone Advantage Partners, L.P.(9)
10.22	Registration Rights Agreement entered into by Imaging3, Inc., Cranshire Capital, L.P. and Freestone Advantage Partners, L.P., dated October 15, 2010(9)
10.23	Securities Purchase Agreement with Gemini Strategies, LLC, dated October 3, 2011(11)
10.24	Security Agreement with Gemini Strategies, LLC, dated October 3, 2011(11)
14.1	Code of Conduct
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Form 10SB/A Registration Statement filed with the Securities and Exchange Commissioner on December 9, 2002.

(2)	Incorporated by reference to Amendment No. 2 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 6, 2004.

(3)	Incorporated by reference to Amendment No. 3 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on October 21, 2004.

(4)	Incorporated by reference to Amendment No. 5 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 18, 2005.

(5)	Incorporated by reference to Amendment No. 6 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on July 7, 2005.

(6)	Incorporated by reference to Amendment No. 8 to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 9, 2005.

(7)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2010.

(8)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2010.

(9)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2010.

(10)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission, dated March 20, 2012.

(11)	Incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission, dated October 4, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGING3, INC.

Dated: May 9, 2017	By:	/s/ Dane Medley
Dane Medley
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 9, 2017

/s/ Dane Medley
Dane Medley, Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

Dated: May 9, 2017
/s/ Xavier Aguilera
Xavier Aguilera, Chief Financial Officer/Treasurer,
Executive Vice President, Corporate Secretary, and
Director (Principal Financial/Accounting Officer)

