Form 10-Q
period 2017-03-31
IMAGING3 INC
filed 2017-05-22
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2017

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

As of May 19, 2017, the number of shares outstanding of the registrant’s class of common stock was 259,621,593.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IMAGING3, INC.

CONDENSED BALANCE SHEETS

AT MARCH 31, 2017 AND DECEMBER 31, 2016

	3/31/2017	12/31/2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,164	$22,638

Total current assets	17,164	22,638

PROPERTY AND EQUIPMENT, net	-	-
Total assets	$17,164	$22,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$792,366	$1,825,080
Convertible notes payable, net of discount of $122,930 and $115,822 respectively	876,050	771,028
Derivative liability	277,627	5,532,898
Deferred revenue	37,044	41,829
Total current liabilities	$1,983,087	$8,170,835
LONG TERM LIABILITIES
Accounts payable and accrued expenses	$1,017,574	$-

TOTAL LIABILITIES	$3,000,661	$8,170,835
STOCKHOLDERS’ DEFICIT
Common stock, authorized 1,000,000,000, no par value and 258,621,593 and 243,844,093 Issued and outstanding as of March 31, 2017 and December 31, 2016 respectively	8,477,648	7,829,273
Accumulated deficit	(11,461,145)	(15,977,470)
Total stockholders’ deficit	(2,983,497)	(8,148,197)
Total liabilities and stockholders’ deficit	$17,164	$22,638

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.

CONDENSED STATEMENTS OF OPERATIONS

March 31, 2017 and 2016

(UNAUDITED)

	Three months ended March 31, 2017	Three months ended March 31, 2016

Net revenues	$4,785	$11,627

Cost of goods sold	-	5,377
Gross profit	4,785	6,250

Operating expenses:
General and administrative expenses	349,015	22,261
Total operating expenses	349,015	22,261

Loss from operations	(344,230)	(16,011)

Other income (expense):
Interest expense	(288,654)	(88,375)
Other income (expense), net	5,149,208	2,972
Total other income (expense)	4,860,554	(85,403)

Income (Loss) before income taxes	4,516,324	(101,414)

Provision for income taxes	-	-

Net income (loss)	$4,516,324	$(101,414)

Net income (loss) per share - Basic	$0.02	$(0.00)
Net income (loss) per share - Diluted	$0.02	$(0.00)
Weighted average common stock outstanding - Basic	253,890,722	191,406,060
Weighted average common stock outstanding - Diluted	296,413,503	191,406,060

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.

CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED

MARCH 31, 2017 AND 2016

(UNAUDITED)

	Three months ended March 31, 2017	Three months ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,516,324	$(101,414)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non Cash Interest	272,415	77,000
(Gain) loss on extinguishment of debt	(3,668,776)	-
Change in value of derivatives	(1,473,532)	(372)
Shares issued for services	210,000	12,500
(Increase) / decrease in current assets:
Accounts receivable	-	51,067
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(14,155)	(66,040)
Deferred revenue	(4,785)	(11,627)
Net cash used for operating activities	(162,509)	(38,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	150,035	-
Proceeds from sale of stock, net of offering costs	7,000	29,400
Net cash provided for financing activities	157,035	29,400

NET DECREASE IN CASH & CASH EQUIVALENTS	(5,474)	(9,486)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	22,638	9,508

CASH & CASH EQUIVALENTS, ENDING BALANCE	$17,164	$22
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
Notes and accrued interest converted to common stock	$196,797	$-
Promissory notes issued for no cash consideration	$152,820	$-

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

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had no cash equivalents at March 31, 2017.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. During 2016, potentially dilutive securities were excluded from the computation of weighted average shares outstanding-diluted because their effect was anti-dilutive.

Numerator:
Net income attributable to common shareholders	$4,516,324

Denominator:
Weighted-average number of common shares outstanding during the period	253,890,722
Dilutive effect of stock options, warrants, and convertible promissory notes	42,522,781
Common stock and common stock equivalents used for diluted earnings per share	296,413,503

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

The Company had the following assets or liabilities measured at fair value on a recurring basis at March 31, 2017.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$277,627	$277,627

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

Inventory

Inventory is stated at the lower of cost or net realizable with cost determined using the first-in, first-out method.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. These changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes became effective for the Company for the 2017 annual period. The adoption of these changes did not have a material impact on the financial statements.

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

3. ACCOUNTS RECEIVABLE

All accounts receivable are trade related. These receivables are current and management believes are collectible except for which a reserve has been provided. The reserve amount for uncollectible accounts was $-0- and $-0- as of March 31, 2017 and December 31, 2016, respectively.

4. ACCRUED EXPENSES

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory. The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges. The original amount was $104,052. In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved. In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed. After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error. Settlement was reached and the Company is currently paying $2,578 per month on a total liability of $39,622 as of March 31, 2017, including interest. The Company recognized a reduction of accrued liability of approximately $200,000 relating to the settlement with the Internal Revenue Service, which was recorded as other income in 2016. This agreement will cure any default of the Company’s plan payments. The final payment is due on April 16, 2018.

5. INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of March 31, 2017.

6. NOTES PAYABLE

During 2015 and 2016, the Company issued promissory notes in the aggregate amount of $942,850 for cash proceeds of $872,500. These notes bear interest at 5%-10% per annum and several were due on various dates throughout 2015 and 2016 and several are due in 2017. These notes are secured by substantially all assets of the Company. The convertible promissory notes are convertible into shares of the Company’s common stock at a rate equal to $0.01-$0.05 per share, subject to downward adjustments for future equity issuances. In connection with these convertible promissory notes, the Company issued warrants to purchase 66,500,000 shares of common stock at an exercise price of $0.01 per share, subject to downward adjustments for future equity issuances. The warrants have a term of 7 years from the date of issuance. The Company is in default under the terms of these notes.

The conversion features and warrants are considered derivative liabilities pursuant to ASC 815 and were measured at their grant-date fair value and recorded as a liability and note discount on the date of issuance. Subsequent changes to the value of the derivative liabilities are recorded in earnings. As a result, during the year ended December 31, 2016, the Company recorded an initial note discount of $455,000, with an additional immediate charge to interest expense of $749,809 relating to the excess value of the derivative liabilities over the promissory notes. Amortization of the note discount amounted to $135,580 during the three months ended March 31, 2017 and $77,000 for the three months ended March 31, 2016.

On January 5, 2017 the Company entered into a financing arrangement with five accredited investors (the “Investors”), whereby amendments to certain convertible note agreements totaling $662,000 were enacted. The amendments to the convertible note agreements involved (1) extending the maturity dates of the note agreements; and (2) amending the optional conversion provisions of the original note agreements to now describe an adjustable conversion price based on the completion of a qualified financing offering. If the cumulative gross proceeds of such offerings exceed $2.5 million, the conversion price will be adjusted automatically to match the offering’s conversion price and conversion to common shares will occur automatically. If the cumulative gross proceeds of such offerings remain below $2.5 million, the conversion price adjusts to match the offering conversion price for the Investors. Should there be an event of default under these amended notes, the Investors will have, in addition to all the other rights described in that certain Securities Purchaser Agreement, the right, at each Investor’s option, to convert the notes into common shares at $0.01 per share. The Company and certain Investors agreed to amend its warrant agreements to reduce the number of warrants by 75% to 16,625,000. The exercise price remains at $0.01 per share. In consideration of this reduction of the number of warrants, the Company issued to the Investors new convertible promissory notes in total principal amount of $124,688 in the same form as the original convertible notes described above as amended. These additional convertible notes accrue interest beginning on January 9, 2017 and are due August 31, 2017.

The amendment to the notes and warrants were accounted for as an extinguishment of debt, which resulted in a gain on extinguishment of debt totaling $3,668,776 for the quarter ended March 31, 2017. The outstanding derivative liability relating to the amended notes and warrants was approximately $265,000 as of March 31, 2017.

The Investors agreed to lend the Company up to $200,000, in increments of $50,000, at the Company’s discretion (the “Additional Loans”), as long as the Original Notes are not in default. These loans will be evidenced by note agreements in the form of the original notes as amended, described above, with a maturity date of August 31, 2017 and bear interest at 10% per annum. These notes have a face value of 118.75% of the funds actually advanced and contain conversion features (conversion price of $0.025 per share) making them derivative instruments. As of March 31, 2017, $150,034 of cash proceeds have been received from this agreement, for a total principal outstanding of $178,166. The Additional Loans are secured by a UCC filing on the Company’s assets. In connection with these note agreements, the derivative liability created by these note agreements and warrants totaled $288,057. The derivative liability in excess of the cash proceeds received was recorded as a charge to interest expense, which totaled $136,835. In addition, the Company issued 3,775,875 warrants in the form of the original Warrants as amended granting the Investor the right to purchase, at $0.01 per share in connection with these notes.

The outstanding derivative liability relating to the Additional Loans and the related warrants is approximately $75,000 as of March 31, 2017.

The agreement to amend the notes and warrants and to loan additional monies to the Company, as described above, was dependent on the two officers of the Company—Chief Executive Officer Dane Medley and Chief Financial Officer Xavier Aguilera—agreeing to restate their respective employment agreement, which they both have done.

On January 10, 2017, certain note holders converted notes to common shares. The total principal and accrued interest balance converted amounted to $196,797. The conversion resulted in the issuance of 8,627,500 common shares. The fair market value of the common shares on the date of conversion totaled $431,375.

7. STOCKHOLDERS’ EQUITY

Preferred Stock

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company is authorized to issue 2,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of January 18, 2016, Imaging3 issued 2,000 preferred voting shares to Dane Medley, CEO/Chairman. Each share constitutes 350,000 voting shares. The estimated value of these shares was not significant. However, Dane Medley relinquished these voting shares during the first quarter ending March 31, 2017.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of no par value common stock.

During the three months ended March 31, 2016, the company issued a total of 1,176,000 shares of common stock for cash proceeds of $29,400 and 500,000 shares of common stock for services, valued at $12,500.

During the three months ended March 31, 2017 the Company issued a total of 150,000 shares of common stock for cash in the amount of $7,000 and 7,000,000 shares were issued for services rendered valued at $210,000.

As of March 17, 2017, there were approximately 8,375 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 31, 2017, there were approximately 258,621,593 shares of our common stock outstanding on record.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 27,000,000 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of March 31, 2017, employees of the Company hold options to purchase 13,000,000 shares of common stock at an exercise price of $0.025.

Transactions in FY 2017	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2016	13,000,000	$0.025	8.86
Granted	0
Exercised	0
Cancelled/Forfeited	0
Outstanding ,March 31, 2017	13,000,000	$0.025	8.60
Exercisable, March 31, 2017	13,000,000	$0.025	8.60

The weighted average remaining contractual life of options outstanding issued under the Plan was 8.60 years at March 31, 2017.

8. WARRANTS

Following is a summary of warrants outstanding at March 31, 2017:

Warrant Activity
12-31-2016 Balance	81,648,696
Granted	3,775,875
Cancelled/Forfeited	(47,625,000)
03-31-2017 Balance	37,799,571

Number of Warrants	Exercise Price	Expiration Date
18,148,696	$0.000001	July 2023
4,275,875	$0.01	April 2022
6,250,000	$0.01	August 2022
7,500,000	$0.01	April 2023
1,625,000	$0.01	August 2023

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

The following table summarizes activity in the Company’s derivative liability during the three months ended March 31, 2017:

12-31-2016 Balance	$5,532,898
Creation	$416,205
Change in Value and Extinguishment of Debt	$(5,671,476)
03-31-2017 Balance	$277,627

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

11. SUBSEQUENT EVENTS

Stock

As of April 2017, the Company cancelled 11 million shares of common stock issued in 2016. Furthermore, the company intends to cancel an additional 18 million shares pending negotiations relating to officer employment agreements.

Effective May 1, 2017, the Board of Directors of the Company authorized the issuance of (i) 36,000,000 warrants to purchase 36,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share for a period of five years from the date of issuance to Mr. Dane Medley, the Chief Executive Officer of the Company, and (ii) 20,000,000 warrants to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share for a period of five years from the date of issuance to Mr. Xavier Aguilera, the Chief Financial Officer of the Company.

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

Results of Operation for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

We had revenues in the first quarter of 2017 of $4,785 compared to $11,627 in 2016. The decrease in revenue is due to decreased sales.

Our cost of revenue was $0 in the first quarter of 2017 compared to $5,377 in the first quarter of 2016. The decrease in cost of revenue was as a result of decreased sales. We had a gross profit in the first quarter of 2017 of $4,785 compared to $6,250 in the first quarter of 2016. Again, lack of sales had a direct impact on decreased gross profit margin. Our operating expenses increased to$349,015 in the first quarter of 2017 as compared to $22,261 in the first quarter of 2016, primarily due to stock based compensation. Our loss on operations increased to $344,230 in the first quarter of 2017 compared to $16,011 in the first quarter of 2016. Our net income was $4,516,324 in the first quarter of 2017 compared to a net loss of $101,414 in the first quarter of 2016 as a result of a derivative liability adjustment and gains on the extinguishment of debt.

Liquidity and Capital Resources

The Company’s cash position was $17,164 at March 31, 2017, compared to $22,638 at December 31, 2016.

As of March 31, 2017, the Company has a working capital deficit of $1,965,923 as compared to $8,148,197 at December 31, 2016.

Net cash used in operating activities amounted to $162,509 for the three month period ended March 31, 2017, as compared to net cash used in operating activities of $38,886 for the three month period ended March 31, 2016 due primarily to increased operating expenses.

Net cash provided by financing activities amounted to $157,035 and $29,400 for the three month periods ended March 31, 2017 and 2016, respectively. The increase in 2017 as compared to 2016 resulted mainly from an increase in proceeds from the issuance of notes payable during the period.

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

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of March 31, 2017 we had identified the following material weaknesses which still exist as of March 31, 2017 and through the date of this report:

1. As of March 31, 2017, and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of March 31, 2017, and as of the date of this report, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. As of March 31, 2017, and as of the date of this report, we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To clarify, the Judge’s order in its final paragraph stated that “Notwithstanding the foregoing [order closing the bankruptcy case pursuant to 11United States Code Section 350(a)] the bankruptcy case may be reopened on motion as set forth in the Greenberg, Glusker Fee Agreement and/or the Mentor Group Fee Agreement and thus the court retains jurisdiction for those purposes and as otherwise provided by law or as contemplated by the prior orders and proceedings of this court”. Thusly, technically, the case could possibly be reopened by either of those aforementioned creditors.

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

IMAGING3, INC.

Dated: May 22, 2017	By:	/s/ Dane Medley
Dane Medley
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dane Medley	Dated: May 22, 2017
Dane Medley, Chief Executive Officer
and Chairman (Principal Executive Officer)

/s/ Xavier Aguilera	Dated: May 22, 2017
Xavier Aguilera, Chief Financial Officer,
Secretary, and Executive Vice President
(Principal Financial/Accounting Officer)

