Form 10-Q
period 2017-06-30
IMAGING3 INC
filed 2017-08-04
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2017

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________to _______________

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of July 19, 2017, the number of shares outstanding of the registrant’s class of common stock was 264,951,593.

PART I. FINANCIAL INFORMATION

Item1. Condensed Financial Statements (Unaudited)

IMAGING3, INC.

CONDENSED BALANCE SHEETS

AT JUNE 30, 2017 AND DECEMBER 31, 2016

	6/30/2017	12/31/2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$223,999	$22,638

Total current assets	223,999	22,638

PROPERTY AND EQUIPMENT, net	-	-
Total assets	$223,999	$22,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$824,353	$1,825,080
Convertible notes payable, net of discount of $302,409 and $115,822 respectively	1,196,571	771,028
Derivative liability	182,783	5,532,898
Deferred revenue	32,151	41,829
Total current liabilities	$2,235,858	$8,170,835
LONG TERM LIABILITIES
Administrative claims payable	$1,024,545	$-

TOTAL LIABILITIES	$3,260,403	$8,170,835

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock and additional paid-in capital authorized 1,000,000,000 shares, no par value and 264,951,593 and 243,844,093 issued and outstanding as of June 30, 2017 and December 31, 2016 respectively.	8,932,055	7,829,273
Accumulated deficit	(11,968,459)	(15,977,470)
Total stockholders’ deficit	(3,036,404)	(8,148,197)
Total liabilities and stockholders’ deficit	$223,999	$22,638

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016

Net revenues	$4,893	$5,570	$9,678	$17,197

Cost of goods sold	14,042	2,965	14,042	8,342
Gross profit (loss)	(9,149)	2,605	(4,364)	8,855

Operating expenses:
General and administrative expenses	505,855	1,611,792	854,870	1,634,053
Total operating expenses	505,855	1,611,792	854,870	1,634,053

Loss from operations	(515,004)	(1,609,187)	(859,234)	(1,625,198)

Other income (expense):
Interest expense	(132,703)	(1,870,361)	(421,356)	(1,958,736)
Change in value of derivative instruments	168,693	(1,765,618)	1,642,225	(1,765,246)
Gain on extinguishment of debt	-	-	3,668,776	-
Other income (expense)	(27,500)	204,868	(20,600)	207,468
Total other income (expense)	8,490	(3,431,111)	4,869,045	(3,516,514)

Income (loss) before income taxes	(506,514)	(5,040,298)	4,009,811	(5,141,712)

Provision for income taxes	800	800	800	800

Net income (loss)	$(507,314)	$(5,041,098)	$4,009,011	$(5,142,512)

Net income (loss) per share - Basic	$(0.00)	$(0.03)	$0.02	$(0.03)
Net income (loss) per share - Diluted	$(0.00)	$(0.03)	$0.01	$(0.03)
Weighted average common stock outstanding - Basic	251,211,000	199,809,316	253,230,926	195,648,139
Weighted average common stock outstanding - Diluted	251,211,000	199,809,316	291,837,053	195,648,139

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.

CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED

JUNE 30, 2017 AND 2016

(UNAUDITED)

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,009,011	$(5,142,512)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non Cash Interest	347,936	1,932,538
Stock based compensation	-	52,500
(Gain) loss on extinguishment of debt	(3,668,776)	-
Change in value of derivatives	(1,642,225)	1,765,246
Shares issued for services	363,300	1,462,500
Warrants issued for service	194,956	-
(Increase) / decrease in current assets:
Accounts receivable	-	49,435
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	24,802	(289,354)
Deferred revenue	(9,678)	(15,198)
Net cash used for operating activities	(380,674)	(184,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	575,035	150,000
Proceeds from sale of stock, net of offering costs	7,000	34,400
Net cash provided from financing activities	582,035	184,400

NET INCREASE(DECREASE) IN CASH & CASH EQUIVALENTS	201,361	(445)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	22,638	9,508

CASH & CASH EQUIVALENTS, ENDING BALANCE	$223,999	$9,063
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
Notes and accrued interest converted to common stock	$196,797	$-
Promissory notes issued for no cash consideration	$151,222	$-

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

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary as a result of the Company’s going concern uncertainty. Management believes there is substantial doubt about the Company’s ability to continue as a going concern.

Management’s plan regarding this matter is to, amongst other things, seek additional debt or equity financing, increase our sales volume, and continue seeking approval from the FDA to bring to market our smart scan technology imaging platform. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. Our ability to execute our business plan and continue as a going concern may be adversely affected if we are unable to raise additional capital or operate profitably.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had no cash equivalents at June 30, 2017.

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

Basic and Diluted Net Income Per Share

Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. During 2016, potentially dilutive securities were excluded from the computation of weighted average shares outstanding-diluted because their effect was anti-dilutive.

Numerator:
Net income attributable to common shareholders, for the six months ended June 30, 2017	$4,009,011

Denominator:
Weighted-average number of common shares outstanding during the period	253,230,926
Dilutive effect of stock options, warrants, and convertible promissory notes	38,606,127
Common stock and common stock equivalents used for diluted earnings per share	291,837,053

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

The Company had the following assets or liabilities measured at fair value on a recurring basis at June 30, 2017.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$182,783	$182,783

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

Inventory

Inventory is stated at the lower of cost or net realizable value with cost determined using the first-in, first-out method.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures.

3. ACCRUED EXPENSES

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory. The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges. The original amount was $104,052. In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved. In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed. After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error. Settlement was reached and the Company is currently paying $2,578 per month on a total liability of $32,070 as of June 30, 2017, including interest. The Company recognized a reduction of accrued liability of approximately $200,000 relating to the settlement with the Internal Revenue Service, which was recorded as other income in 2016. This agreement will cure any default of the Company’s plan payments. The final payment is due on April 16, 2018.

4. INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of June 30, 2017.

5. NOTES PAYABLE

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

The conversion features and warrants are considered derivative liabilities pursuant to ASC 815 and were measured at their grant-date fair value and recorded as a liability and note discount on the date of issuance. Subsequent changes to the value of the derivative liabilities are recorded in earnings. As a result, during the year ended December 31, 2016, the Company recorded an initial note discount of $455,000, with an additional immediate charge to interest expense of $749,809 relating to the excess value of the derivative liabilities over the promissory notes. Amortization of the note discount amounted to approximately $211,000 during the six months ended June 30, 2017 and $77,000 for the six months ended June 30, 2016.

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

The amendment to the notes and warrants were accounted for as an extinguishment of debt, which resulted in a gain on extinguishment of debt totaling $3,668,776 for the six months ended June 30, 2017. The outstanding derivative liability relating to the amended notes and warrants was approximately $141,397 as of June 30, 2017.

The Investors agreed to lend the Company up to $200,000, in increments of $50,000, at the Company’s discretion (the “Additional Loans”), as long as the Original Notes are not in default. These loans will be evidenced by note agreements in the form of the original notes as amended, described above, with a maturity date of August 31, 2017 and bear interest at 10% per annum. These notes have a face value of 118.75% of the funds actually advanced and contain conversion features (conversion price of $0.025 per share) making them derivative instruments. As of June 30, 2017, $150,034 of cash proceeds have been received from this agreement, for a total principal outstanding of $178,166. The Additional Loans are secured by a UCC filing on the Company’s assets. In connection with these note agreements, the derivative liability created by these note agreements and warrants totaled $288,057. The derivative liability in excess of the cash proceeds received was recorded as a charge to interest expense, which totaled $136,835. In addition, the Company issued 3,750,000 warrants in the form of the original Warrants as amended granting the Investor the right to purchase, at $0.01 per share in connection with these notes.

The outstanding derivative liability relating to the Additional Loans and the related warrants is approximately $38,281 as of June 30, 2017.

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

On May 25, 2017 the Company completed the sale of $500,000 of Convertible Promissory Notes (the “Notes”) to two accredited investors (the “Investors”) that are due May 23, 2018 (the “Maturity Date”). After transaction costs, the company netted $425,000 from the sale of the Notes.

These Notes bear interest at the rate of 12% per annum to the Maturity Date and may be redeemed by the Company for 125% of face value within 90 days of issuance and at 135% of face value from 91 days after issuance and before 180 days after issuance. Any amount of principal or interest on these notes which is not paid when due shall bear interest at the rate of 24% per annum from the due date thereof until the same is paid.

If the Notes are not repaid by the end of this period, any balance due is convertible—at the option of the note holders—into common stock at 60% of the lowest closing price for the prior 20 trading days.

In connection with the sale of the Notes, the Investors received a commitment fee totaling 18 million shares valued at $180,000, and the holders of a majority of the principal amount of the Company’s notes outstanding at May 18, 2017 (the “Prior Notes”) executed, as of that date, an Omnibus Amendment that enabled the transaction by (i) extending the maturity date of these Prior Notes to May 18, 2018 and (ii) restricting the rights of all the holders of the Prior Notes, including their right to convert until certain conditions are met. In addition, the holders of these Prior Notes were relieved of their obligation to provide the final note tranche of $50,000.

6. STOCKHOLDERS’ EQUITY

Preferred Stock

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company is authorized to issue 2,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of January 18, 2016, Imaging3 issued 2,000 preferred voting shares to Dane Medley, CEO/Chairman. Each share constitutes 350,000 voting shares. The estimated value of these shares was not significant. However, Dane Medley relinquished these voting shares during the first quarter ended March 31, 2017 for consideration of $60,000, which has not yet been paid.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of no par value common stock.

During the six months ended June 30, 2016, the company issued a total of 1,276,000 shares of common stock for cash proceeds of $34,400 and 29,500,000 shares of common stock for services, valued at $1,462,500.

During the six months ended June 30, 2017 the Company issued a total of 150,000 shares of common stock for cash in the amount of $7,000 and 33,330,000 shares were issued for services rendered valued at $543,300.

As of July 19, 2017, there were approximately 8,375 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of June 30, 2017, there were 264,951,593 shares of our common stock outstanding on record.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 27,000,000 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of June 30, 2017, employees of the Company hold options to purchase 13,000,000 shares of common stock at an exercise price of $0.025.

Transactions in FY 2017	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2016	13,000,000	$0.025	8.61
Granted	0
Exercised	0
Cancelled/Forfeited	0
Outstanding ,June 30, 2017	13,000,000	$0.025	8.35
Exercisable, June 30, 2017	13,000,000	$0.025	8.35

The weighted average remaining contractual life of options outstanding issued under the Plan was 8.35 years at June 30, 2017.

In April 2017, the Company cancelled 28 million shares of common stock held by officers.

7. WARRANTS

Following is a summary of warrants outstanding at June 30, 2017:

Warrant Activity
12-31-2016 Balance	81,648,696
Granted	59,750,000
Cancelled/Forfeited	(47,625,000)
06-30-2017 Balance	93,773,696

Number of
Warrants	Exercise Price	Expiration Date
18,148,696	$0.000001	July 2023
4,250,000	$0.01	April 2022
6,250,000	$0.01	August 2022
7,500,000	$0.01	April 2023
1,625,000	$0.01	August 2023
56,000,000	$0.02	May 2022

Effective May 1, 2017, the Board of Directors of the Company authorized the issuance of 56,000,000 warrants to purchase 56,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share for a period of five years from the date of issuance to the officers of the Company. These warrants were fully-vested upon grant and as such, an expense was recognized upon grant. The fair value of the warrants was calculated using a Black-Scholes model and was estimated to be $194,956.

As described in Note 5, the Investors agreed to lend the Company up to $200,000, in increments of $50,000, through additional notes and issued 3,750,000 warrants in the form of the original Warrants as amended (please see Note 5) granting the Investors the right to purchase, at $0.01 per share, in connection with these notes. These warrants were recorded as a note discount. The fair value of the warrants was calculated using a Black-Scholes model and was estimated to be $33,822 as of June 30, 2017.

The significant assumptions used in the Black-Scholes calculations of the fair value of the warrants were as follows:

Term	4.8 – 5.2 years
Dividend Yield	0%
Risk -free rate	1.77% - 1.84%
Volatility	60%

8. DERIVATIVE LIABILITIES

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

The following table summarizes activity in the Company’s derivative liability during the six months ended June 30, 2017:

12-31-2016 Balance	$5,532,898
Creation	$416,205
Reclassification to equity	$(163,674)
Change in Value and Extinguishment of Debt	$(5,602,646)
06-30-2017 Balance	$182,783

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

Term	0.5 years - 7.0 years
Dividend Yield	0%
Risk-free rate	1.20% - 1.77%
Volatility	60%

9. COMMITMENTS AND CONTINGENCIES

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

Results of Operation for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

We had revenues in the first six months of 2017 of $9,678 compared to $17,197 in 2016. The decrease in revenue is due to decreased warranty sales.

Our cost of revenue was $14,042 in the first six months of 2017 compared to $8,342 in 2016. The increase in cost of revenue was a result of outside labor costs related to C-Arm repairs . We had a negative gross profit in the first six months of 2017 of $4,364 compared to a gross profit of $8,855 in the same period of 2016. Again, lack of sales had a direct impact on decreased gross profit margin. Our operating expenses decreased to $854,870 in the first six months of 2017 as compared to operating costs of $1,634,053 in 2016, primarily as a result of stock based compensation activity. The loss from operations was $859,234 in the first six months of 2017 compared to a loss of $1,625,198 in 2016. Our net income was $4,009,011 in the first six months of 2017 compared to a net loss of $5,142,512 in the first six months of 2016, as a result of a derivative liability activity and gains on the extinguishment of debt.

Results of Operation for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

We had revenues in the second quarter of 2017 of $4,893 compared to $5,570 in 2016. The decrease in revenue is due to decreased warranty sales.

Our cost of revenue was $14,042 in the second quarter of 2017 compared to $2,965 in 2016. The increase in cost of revenue was a result of outside labor costs related to C-Arm repairs. We had a negative gross profit in the second quarter of 2017 of $9,149 compared to a gross profit of $2,605 in the same period of 2016. Again, lack of sales had a direct impact on decreased gross profit margin. Our operating expenses decreased to $505,855 in the second quarter of 2017 as compared to $1,611,792 in 2016, mainly due to stock based compensation activity in 2016. We had a loss from operations of $515,004 in the second quarter of 2017 compared to a loss of $1,609,187 in 2016. Our net loss was $507,314 in the second quarter of 2017 compared to a net loss of $5,041,098 in the second quarter of 2016, as a result of derivative liability activity and stock based compensation during the 2016 period.

Liquidity and Capital Resources

The Company’s cash position was $223,999 at June 30, 2017, compared to $22,638 at December 31, 2016. The increase in June was due to proceeds received from the issuance of a new notes payable.

As of June 30, 2017, the Company has a working capital deficit of $2,011,859 as compared to $8,148,197 at December 31, 2016. This change was due primarily to a settlement of debt in January 2017 and a new agreement entered into with Greeenberg Glusker Fields Claman & Machtinger LLP. (See Part II Other Information below for details).

Net cash used in operating activities amounted to $380,674 for the six month period ended June 30, 2017, as compared to net cash used in operating activities of $184,845 for the six month period ended June 30, 2016 due primarily to the settlement of debt in January 2017 and the resulting effect of the gain on extinguishment of debt.

Net cash provided by financing activities amounted to $582,035 and $184,400 for the six month periods ended June 30, 2017 and 2016, respectively. The increase in 2017 as compared to 2016 resulted mainly from an increase in proceeds from the issuance of notes payable during the period.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31, 2016 we had identified the following material weaknesses which still exist as of June 30, 2017 and through the date of this report:

1. As of June 30, 2017, and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of June 30, 2017, and as of the date of this report, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. As of June 30, 2017, and as of the date of this report, we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IMAGING3, INC.

Dated: August 4, 2017	By:	/s/ Dane Medley
Dane Medley
Chief Executive Officer
and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dane Medley	Dated: August 4, 2017
Dane Medley, Chief Executive Officer
and Chairman (Principal Executive Officer)

/s/ Xavier Aguilera	Dated: August 4, 2017
Xavier Aguilera, Chief Financial Officer,
Secretary, and Executive Vice President
(Principal Financial/Accounting Officer)

