Form 10-Q
period 2017-09-30
IMAGING3 INC
filed 2017-11-14
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2017

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                        to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of November 13, 2017, the number of shares outstanding of the registrant’s class of common stock was 310,082,295.

PART I. FINANCIAL INFORMATION

Item1. Condensed Financial Statements (Unaudited)

IMAGING3, INC.

CONDENSED BALANCE SHEETS

AT SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,079	$22,638

Total current assets	26,079	22,638

PROPERTY AND EQUIPMENT, net	-	-
Total assets	$26,079	$22,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$802,364	$1,825,080
Convertible notes payable, net of discount of $220,748 and $115,822 respectively	1,278,232	771,028
Derivative liability	110,506	5,532,898
Deferred revenue	27,205	41,829
Total current liabilities	$2,218,307	$8,170,835
LONG TERM LIABILITIES
Administrative claims payable	$1,026,809	$-

TOTAL LIABILITIES	$3,245,116	$8,170,835
COMMITMENTS AND CONTINGENCIES, note 9	-	-

STOCKHOLDERS’ DEFICIT
Common stock and additional paid-in capital authorized 1,000,000,000 shares, no par value and 309,313,065 and 243,844,093 issued and outstanding as of September 30, 2017 and December 31, 2016 respectively.	9,417,055	7,829,273
Accumulated deficit	(12,636,092)	(15,977,470)
Total stockholders’ deficit	(3,219,037)	(8,148,197)
Total liabilities and stockholders’ deficit	$26,079	$22,638

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016

Net revenues	$4,946	$23,195	$14,624	$40,393

Cost of goods sold	221	1,905	14,263	10,247
Gross profit	4,725	21,290	361	30,146

Operating expenses:
General and administrative expenses	652,178	417,845	1,507,048	2,051,898
Total operating expenses	652,178	417,845	1,507,048	2,051,898

Loss from operations	(647,453)	(396,555)	(1,506,687)	(2,021,752)

Other income (expense):
Interest expense	(120,691)	(764,619)	(542,047)	(2,723,355)
Change in value of derivative instruments	72,277	138,407	1,714,502	(1,626,839)
Gain on extinguishment of debt	-	-	3,668,776	-
Other income	28,233	48,667	7,633	256,135
Total other income (expense)	(20,181)	(577,545)	4,848,864	(4,094,059)

Income (loss) before income taxes	(667,634)	(974,100)	3,342,177	(6,115,811)

Provision for income taxes	-	-	800	800

Net income (loss)	$(667,634)	$(974,100)	$3,341,377	$(6,116,611)

Net income (loss) per share - Basic	$(0.00)	$(0.01)	$0.01	$(0.03)
Net income (loss) per share - Diluted	$(0.00)	$(0.01)	$0.01	$(0.03)
Weighted average common stock outstanding - Basic	289,109,736	194,813,806	265,366,406	205,139,866
Weighted average common stock outstanding - Diluted	289,109,736	194,813,806	286,364,229	205,139,866

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.

CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,341,377	$(6,116,611)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non Cash Interest	427,097	2,675,797
Stock based compensation	-	139,535
(Gain) loss on extinguishment of debt	(3,668,776)	-
Change in value of derivatives	(1,714,502)	1,626,839
Shares issued for services	648,300	1,612,500
Warrants issued for service	194,956	-
(Increase) / decrease in current assets:
Accounts receivable	-	51,505
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	207,578	(345,869)
Deferred revenue	(14,624)	(38,393)
Net cash used for operating activities	(578,594)	(394,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	575,035	295,000
Proceeds from sale of stock, net of offering costs	7,000	159,900
Net cash provided from financing activities	582,035	454,900

NET INCREASE IN CASH & CASH EQUIVALENTS	3,441	60,203

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	22,638	9,508
CASH & CASH EQUIVALENTS, ENDING BALANCE	$26,079	$69,711
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
Notes and accrued interest converted to common stock	$196,797	$-
Promissory notes issued for no cash consideration	$151,222	$-
Compensation paid through exercise of options	$200,000	$-

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had no cash equivalents at September 30, 2017.

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

Numerator:
Net income attributable to common shareholders, for the nine months ended September 30, 2017	$3,341,377

Denominator:
Weighted-average number of common shares outstanding during the period	265,366,406
Dilutive effect of stock options, warrants, and convertible promissory notes	20,997,823
Common stock and common stock equivalents used for diluted earnings per share	286,364,229

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

The Company had the following assets or liabilities measured at fair value on a recurring basis at September 30, 2017.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$110,506	$110,506

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

3. ACCRUED EXPENSES

During 2003, the Company paid payroll net of taxes and accrued said taxes without payment due to cash flow limitations resulting from a 2002 warehouse fire that incinerated our inventory. The Company subsequently received a tax lien in 2005 related to 2003 payroll taxes from the Internal Revenue Service and continued to accrue interest and penalty charges. The original amount was $104,052. In 2008, payments were made and the Internal Revenue Service issued a tax lien release for this amount and the liability carried on the Company’s books was relieved. In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed. After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error. Settlement was reached and the Company is currently paying $2,578 per month on a total liability of $24,474 as of September 30, 2017, including interest. The Company recognized a reduction of accrued liability of approximately $200,000 relating to the settlement with the Internal Revenue Service, which was recorded as other income in 2016. This agreement will cure any default of the Company’s plan payments. The final payment is due on April 16, 2018.

4. INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of September 30, 2017.

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

The conversion features and warrants are considered derivative liabilities pursuant to ASC 815 and were measured at their grant-date fair value and recorded as a liability and note discount on the date of issuance. Subsequent changes to the value of the derivative liabilities are recorded in earnings. As a result, during the year ended December 31, 2016, the Company recorded an initial note discount of $455,000, with an additional immediate charge to interest expense of $749,809 relating to the excess value of the derivative liabilities over the promissory notes. Amortization of the note discount amounted to approximately $290,000 during the nine months ended September 30, 2017 and $272,000 for the nine months ended September 30, 2016.

On January 5, 2017 the Company entered into a financing arrangement with five accredited investors (the “Investors”), whereby amendments to certain convertible note agreements totaling $662,000 were enacted. The amendments to the convertible note agreements involved (1) extending the maturity dates of the note agreements; and (2) amending the optional conversion provisions of the original note agreements to now describe an adjustable conversion price based on the completion of a qualified financing offering. If the cumulative gross proceeds of such offerings exceed $2.5 million, the conversion price will be adjusted automatically to match the offering’s conversion price and conversion to common shares will occur automatically. If the cumulative gross proceeds of such offerings remain below $2.5 million, the conversion price adjusts to match the offering conversion price for the Investors. Should there be an event of default under these amended notes, the Investors will have, in addition to all the other rights described in that certain Securities Purchaser Agreement, the right, at each Investor’s option, to convert the notes into common shares at $0.01 per share. The Company and certain Investors agreed to amend its warrant agreements to reduce the number of warrants by 75% to 16,625,000. The exercise price remains at $0.01 per share. In consideration of this reduction of the number of warrants, the Company issued to the Investors new convertible promissory notes in total principal amount of $124,688 in the same form as the original convertible notes described above as amended. These additional convertible notes accrue interest beginning on January 9, 2017 and are due May 18, 2018.

The amendment to the notes and warrants were accounted for as an extinguishment of debt, which resulted in a gain on extinguishment of debt totaling $3,668,776 for the nine months ended September 30, 2017. The outstanding derivative liability relating to the amended notes and warrants was approximately $86,930 as of September 30, 2017.

The Investors agreed to lend the Company up to $200,000, in increments of $50,000, at the Company’s discretion (the “Additional Loans”), as long as the Original Notes are not in default. These loans will be evidenced by note agreements in the form of the original notes as amended, described above, with a maturity date of May 18, 2018 and bear interest at 10% per annum. These notes have a face value of 118.75% of the funds actually advanced and contain conversion features (conversion price of $0.025 per share) making them derivative instruments. As of September 30, 2017, $150,034 of cash proceeds have been received from this agreement, for a total principal outstanding of $178,166. The Additional Loans are secured by a UCC filing on the Company’s assets. In connection with these note agreements, the derivative liability created by these note agreements and warrants totaled $288,057. The derivative liability in excess of the cash proceeds received was recorded as a charge to interest expense, which totaled $136,835. In addition, the Company issued 3,750,000 warrants in the form of the original Warrants as amended granting the Investor the right to purchase, at $0.01 per share in connection with these notes.

The outstanding derivative liability relating to the Additional Loans and the related warrants is $23,173 as of September 30, 2017.

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

On May 25, 2017 the Company completed the sale of $500,000 of Convertible Promissory Notes (the “Notes“) to two accredited investors (the “Investors”) that are due May 23, 2018 (the “Maturity Date”). After transaction costs, the company netted $425,000 from the sale of the Notes.

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

During the nine months ended September 30, 2016, the company issued a total of 4,364,000 shares of common stock for cash proceeds of $159,900 and 32,000,000 shares of common stock for services, valued at $1,612,500.

During the nine months ended September 30, 2017 the Company issued a total of 150,000 shares of common stock for cash in the amount of $7,000 and 50,830,000 shares were issued for services rendered valued at $648,300.

As of October 19, 2017, there were approximately 8,375 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of September 30, 2017, there were 309,313,065 shares of our common stock outstanding on record.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 27,000,000 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of September 30, 2017, employees of the Company hold options to purchase 5,000,000 shares of common stock at an exercise price of

$0.025. On September 15,2017, two officers exercised their 8,000,000 options at a cost of $200,000, by offsetting and reducing their deferred salary and other amounts owed to them by the Company.

		Weighted- Average	Weighted- Average Remaining
Transactions in FY 2017	Quantity	Exercise Price Per Share	Contractual Life
Outstanding, December 31, 2016	13,000,000	$0.025	8.61
Granted	0
Exercised	(8,000,000)
Cancelled/Forfeited	0
Outstanding ,September 30, 2017	5,000,000	$0.025	8.00
Exercisable, September 30, 2017	5,000,000	$0.025	8.00

The weighted average remaining contractual life of options outstanding issued under the Plan was 8.00 years at September 30, 2017.

In April 2017, the Company cancelled 28 million shares of common stock held by officers.

7. WARRANTS

Following is a summary of warrants outstanding at September 30, 2017:

Number of
Warrants	Exercise Price	Expiration Date
10,827,224	$0.000001	July 2023
500,000	$0.01	April 2022
6,250,000	$0.01	August 2022
5,750,000	$0.01	April 2023
2,500,000	$0.01	May 2023
1,625,000	$0.01	August 2023
56,000,000	$0.02	May 2022
3,750,000	$0.01	January 2024

Effective May 1, 2017, the Board of Directors of the Company authorized the issuance of 56,000,000 warrants to purchase 56,000,000 shares of the Company’s common stock at an exercise price of $0.02 per share for a period of five years from the date of issuance to the officers of the Company. These warrants were fully-vested upon grant and as such, an expense was recognized upon grant. The fair value of the warrants was calculated using a Black-Scholes model and was estimated to be $194,956. The significant assumptions used in the calculations were as follows:

Term	5.0 years
Dividend Yield	0%
Risk-free rate	1.84%
Volatility	60%

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

The following table summarizes activity in the Company’s derivative liability during the nine months ended September 30, 2017:

12-31-2016 Balance	$5,532,898
Creation	$416,205
Reclassification to equity	$(163,674)
Change in Value and Extinguishment of Debt	$(5,674,923)
09-30-2017 Balance	$110,506

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

Pending Litigation

On September 13, 2017 Alpha Capital Anstalt and Brio Capital Master Fund, LTD two minority members of a group of investors in the Company filed a lawsuit seeking damages and injunctive relief in the United States District Court for the Southern District of New York claiming that the Company breached certain Note and Warrant agreements among the parties to the action. The holders of the majority of the investment involved in the above lawsuit chose not to join in the lawsuit and have informed the Company that they believe the lawsuit to be baseless. The Company believes the lawsuit is without merit and is aggressively defending against it. The litigation is currently in its preliminary pleading stage and the Company is seeking to have the injunctive counts of the lawsuit dismissed for failure to state a cause of action.

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

Results of Operation for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

We had revenues in the first nine months of 2017 of $14,624 compared to $40,393 in 2016. The decrease in revenue is due to decreased warranty sales.

Our cost of revenue was $14,263 in the first nine months of 2017 compared to $10,247 in 2016. The increase in cost of revenue was a result of outside labor costs related to C-Arm repairs . We had a gross profit in the first nine months of 2017 of $361 compared to a gross profit of $30,146 in the same period of 2016. Again, lack of sales had a direct impact on decreased gross profit margin. Our operating expenses decreased to $1,507,048 in the first nine months of 2017 as compared to operating costs of $2,051,898 in 2016, primarily as a result of stock based compensation activity. The loss from operations was $1,506,687 in the first nine months of 2017 compared to a loss of $2,021,752 in 2016. Our net income was $3,341,377 in the first nine months of 2017 compared to a net loss of $6,116,611 in the first nine months of 2016, as a result of a derivative liability activity and gains on the extinguishment of debt.

Results of Operation for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

We had revenues in the third quarter of 2017 of $4,946 compared to $23,195 in 2016. The decrease in revenue is due to decreased warranty sales.

Our cost of revenue was $221 in the third quarter of 2017 compared to $1,905 in 2016. The decrease in cost of revenue was a result of diminished sales for the period. We had a gross profit in the third quarter of 2017 of $4,725 compared to a gross profit of $21,290 in the same period of 2016. Again, lack of sales had a direct impact on decreased gross profit margin. Our operating expenses increased to $652,178 in the third quarter of 2017 as compared to $417,845 in 2016, mainly due to stock based compensation activity in 2017. We had a loss from operations of $647,453 in the third quarter of 2017 compared to a loss of $396,555 in 2016. Our net loss was $667,634 in the third quarter of 2017 compared to a net loss of $974,100 in the third quarter of 2016, as a result of derivative liability activity and stock based compensation during the 2016 period.

Liquidity and Capital Resources

The Company’s cash position was $26,079 at September 30, 2017, compared to $22,638 at December 31, 2016. The increase in September was due to proceeds received from the issuance of a new note payable.

As of September 30, 2017, the Company has a working capital deficit of $2,192,228 as compared to $8,148,197 at December 31, 2016. This disparity was due primarily to a new agreement entered into with Greenberg Glusker Fields Claman & Machtinger LLP. (See Part II Other Information below for details), the settlement of debt in January 2017 and the resulting effect of the gain on extinguishment of debt.

Net cash used in operating activities amounted to $578,594 for the nine month period ended September 30, 2017, as compared to net cash used in operating activities of $394,697 for the nine month period ended September 30, 2016 due primarily to the settlement of debt in January 2017 and the resulting effect of the gain on the extinguishment of debt.

Net cash provided by financing activities amounted to $582,035 and $454,900 for the nine month periods ended September 30, 2017 and 2016, respectively. The increase in 2017 as compared to 2016 resulted mainly from an increase in proceeds from the issuance of notes payable during the period.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31, 2016 we had identified the following material weaknesses which still exist as of September 30, 2017 and through the date of this report:

1. As of September 30, 2017, and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of September 30, 2017, and as of the date of this report, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. As of September 30, 2017, and as of the date of this report, we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pending Litigation

On September 13, 2017 Alpha Capital Anstalt and Brio Capital Master Fund, LTD two minority members of a group of investors in the Company filed a lawsuit seeking damages and injunctive relief in the United States District Court for the Southern District of New York claiming that the Company breached certain Note and Warrant agreements among the parties to the action. The holders of the majority of the investment involved in the above lawsuit chose not to join in the lawsuit and have informed the Company that they believe the lawsuit to be baseless. The Company believes the lawsuit is without merit and is aggressively defending against it. The litigation is currently in its preliminary pleading stage and the Company is seeking to have the injunctive counts of the lawsuit dismissed for failure to state a cause of action.

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

IMAGING3, INC.

Dated: November 14, 2017	By:	/s/ Dane Medley
Dane Medley
Chief Executive Officer
and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dane Medley	Dated: November 14, 2017
Dane Medley, Chief Executive Officer
and Chairman (Principal Executive Officer)

/s/ Xavier Aguilera	Dated: November 14, 2017
Xavier Aguilera, Chief Financial Officer, Secretary, and Executive Vice President (Principal Financial/Accounting Officer)

