Form 10-K
period 2017-12-31
IMAGING3 INC
filed 2018-04-18
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $0 as of December 31, 2017 (computed by reference to the fact that no last sale price of a share of the registrant’s Common Stock on that date was reported by any securities exchange or public securities trading market.)

There were 32,706,761 shares outstanding of the registrant’s Common Stock as of April 17, 2018.

PART I

ITEM 1. BUSINESS

General

Imaging3, Inc. (the “Company”) (OTCQB: IGNG) is a development stage medical device company. The Company has developed a portable, proprietary, X-ray imaging technology designed to produce 3D images in real time. The Company’s devices are designed to operate flexibly to serve varying imaging applications with less radiation exposure in a lower cost, lower weight and easily transportable format that does not require specialized power sources when compared to currently available 3D imaging devices. The Company’s lead device, the Dominion Smartscan, for which the Company plans to submit a 510K application with the FDA in mid-2018, will be portable and will operate on conventional 110V power sources. While the Company’s primary focus is on applications for the healthcare industry (human and veterinary), there are many potential non-healthcare related applications for the Company’s technology, including agricultural and industrial parts inspection and security screening.

BUSINESS

Overview

Imaging3 Inc. is a medical device company that has developed a patented fluoroscopic imaging device, the Dominion Smartscan™ (“Dominion”) that can produce real-time 2D, 3D and CT-like slice-through images in one second of imaging time and without the radiation associated with other much more costly and time-consuming technologies. The Company is focused on gaining FDA marketing authorization via the 510K process, further developing the final product, expanding of the existing patent estate, and building the management team necessary to execute these steps towards successful commercialization. Currently, efforts are focused exclusively on the US market. The Dominion system is not currently available for sale in any market.

Near-term, the Dominion is an easily transportable imaging system which allows for basic 2D X-rays (e.g., imaging of bone and soft tissue) and can do so in one second or less of imaging time using radiation levels at or below equivalent X-ray imaging devices. Unlike other current technologies, from one second of imaging time the Dominion can also produce precise 3D models and 3D CT-like slice through imaging, which we believe will offer healthcare providers unusually valuable information about their patient, [settings where this is not normally available with current technologies.] In the future, the use of the Dominion to provide real-time “live” (continuous) 3D imaging offers the potential to use the device to guide minimally invasive surgery (MIS).

The Company believes that the Dominion has potential uses where a flexible X-ray/CT-like image is desired without the need for a special room, where real-time “live” imaging would be beneficial, and in populations where traditional higher radiation dosing modalities must be avoided. Examples of these applications could be in clinics or communities that cannot justify the multi-million dollar expense of a CT device, in clinics or environments such as pediatrics where a one-second 2D or 3D image of an injury would be beneficial, in transport-dependent military combat and disaster management applications, in developing countries, and ultimately, where minimally invasive surgery is practiced.

The Dominion system utilizes an O-ring design, where the X-ray image capture technology circles the target area. During 180 degrees of travel, the system typically takes 180 images. The data from these images are processed through a proprietary algorithm and software to produce a 3D model of the volume that was imaged, which can then be sliced and analyzed from any angle to provide images and information that maximize value to the healthcare provider and patient. This process is completed fast enough that the 3D image can be delivered effectively in real-time.

In June 2010, the Company submitted a 510(k) application to the FDA for the Dominion system. In March 2012, the FDA notified the Company that the Dominion Smartscan system did not meet the required criteria for substantial equivalence based upon the live surgical guidance performance claims requested and the data and information submitted by the Company in the 510(k) submission. Following interactions with the FDA and an extended period of rebuilding the Company for a re-start, the Company determined that a new 510(k) application would need to be submitted with more modest initial claims in 2D and 3D fluoroscopy in order to facilitate an early FDA clearance for the Dominion Smartscan system. The Company has engaged expert regulatory consultants to facilitate an FDA clearance for the Dominion Smartscan system, to be followed by initial commercialization in the USA.

Pursuant to the above, in recent years the Company has reduced its workforce, abandoned certain equipment designs, canceled certain contracts, written down inventory, written off certain patents, completed financial restructuring and successfully emerged from bankruptcy, as well as completed a multi-year SEC remediation and release process. The Company believes that it is now repositioned with new leadership and a clear opportunity to achieve its goals for the development and commercialization of the Dominion SmartScan system.

We believe that future outcomes of minimally invasive surgeries will be enhanced through the combination of the Dominion’s more advanced tools and imaging functionality, which are designed to: (i) empower the surgical team with improved precision, surgical guidance options and visualization; (ii) improve patient satisfaction and post-operative recovery; and (iii) provide a cost-effective imaging system, compared to existing alternatives, for a wide range of clinical applications.

Our business strategy is to focus on the development and commercialization of the Dominion Smartscan system, through tiered levels of performance claims, regulatory approvals, and commercialization in an expanding portfolio of application areas.

Market Overview

Over the past two decades, fluoroscopic imaging (C-arm devices) has emerged as a lower radiation dosing alternative to CT scans in minimally invasive surgery applications. In C-arm imaging, two views are necessary to provide orthogonal diagnostic view perspectives. The process of repositioning the C-arm to generate the two images and their subsequent translation into a 3D image and/or slice analysis, typically requires seconds or minutes of elapsed time. This makes it impossible to create a “live” real-time 3D image and slice analysis. Additionally, working from just two orthogonal images requires significant extrapolation and consequent imprecision or error in 3D image reconstruction.

Beyond the particularly high-value surgical guidance applications, billions of 2D and 3D imaging procedures across a broad range of clinical applications are now performed each year worldwide. The majority of these imaging procedures continue to be traditional 2D X-rays, although the value of these procedures is now dwarfed by the value delivered and captured in 3D imaging and slice analysis, and in live 3D guidance procedures.

While C-arm surgical guidance imaging has decreased the invasiveness of many previously open surgical procedures, it still has many limitations. These traditional imaging techniques still require multiple x-rays to achieve the visualization and triangulation required to provide successful surgical guidance results. Many traditional imaging instruments are relatively rigid instruments that lack the external articulation required to enhance equipment dexterity in complex tasks. Most x-ray imaging is performed with two-dimensional (“2D”) visualization of the subject or operative field making the often-important dimension of depth perception difficult.

A persistent challenge associated with x-ray imaging is the utilization of cumbersome and tissue-damaging ionizing radiation. The introduction of lower radiation dosing solutions that achieve equivalent outcomes versus current higher radiation dosing modalities will always be a compelling additional value proposition in the comparison of imaging technologies.

Despite its limitations, traditional fluoroscopy remains the prevalent technique in minimally invasive surgery. We believe that the Dominion device, with its CT-like imaging with lower radiation dosing capabilities, will provide higher value to facilitate adoption by radiologists and will enhance surgical outcomes over use of traditional imaging methods.

Modern imaging technologies, including computer-controlled automated slice analyses, have developed as technologies that offer the potential to improve upon many aspects of the traditional 2D or C-arm 3D x-ray imaging experience. Hundreds of thousands of CT radiological procedures are now performed each year worldwide, but they remain a small fraction of the total imaging procedures performed. While initial widespread adoption of imaging was focused on 2D x-ray images, and CT scanning procedures were primarily performed in high-cost, custom-built rooms, CT scanning has been more recently applied to many other clinical applications, particularly in general surgery. Despite recent advances, we believe there remain many limitations associated with current fluoroscopic and CT imaging systems used in connection with minimally invasive surgeries.

Product Overview

With the introduction of the Dominion, the Company intends to provide a unique tool to provide access in many non-traditional settings and to better visualize a wide variety of healthcare related issues and facilitate better-informed decision-making, ranging from basic 2D X-rays to 3D imaging and slice analyses, and ultimately, to guidance of minimally invasive surgical procedures. In addition to human medical applications, the Dominion is expected to deliver unique new value in many non-traditional settings for inspection of foods, industrial parts, and in security screenings.

Current Product Offering

Dominion Smartscan system

The Dominion Smartscan system is a multi-functional imaging system that allows up to 360 images to be obtained from a single 360-degree orbit of its O-ring design. The Dominion utilizes the same fluoroscopic cone beam X-ray emitter used in some modern fluoroscopic C-arms, but unlike the two images that are typically utilized from the use of the C-arm, the 3D image generated from the Dominion system are constructed in real time from approximately 180 images. The Company believes that the additional data provided allows for more complete, accurate and precise 3D image reconstruction, and does not rely as heavily on the extrapolated volume-filling of current software solutions based upon two orthogonal images. The Company also believes that the Dominion will deliver its benefits at a significant cost savings to the healthcare system.

Key features of the Dominion Smartscan system are:

●	Real-time imaging: The Dominion Smartscan can provide real-time 3D images, including the ability to provide live continuous real-time 3D imaging.

●	Low radiation: The system’s fluoroscopic X-ray emitters produce 2D and 3D images, including CT-like slice analyses, from just one second of imaging time with X-ray power levels flexibly reduced to minimum requirements for each application.

●	Multi-functional: The Dominion Smartscan is expected to weigh under 150 pounds and to utilize standard 110/120v power sources. The Dominion unit is envisioned to be mountable within a vehicle or easily wheeled around an office, clinic or hospital.

●

Cost savings: The Dominion system offers an extremely broad variety of potential applications, without the need for a multi-million dollar investment in a CT device and custom room installation.

Improved Throughput for Doctors: Having a low cost, small footprint, easily mobile imaging solution with the ability to produce CT like images in real time, along with traditional static 2D and 3D images and slice analyses, will help Doctors realize greater throughput of patients and higher patient satisfaction with faster turnaround of patient results.

Business Strategy

Our current strategy is to focus our resources on FDA clearance and commercialization of the Dominion Smartscan system, initially for performance claims focusing on 2D and 3D fluoroscopy. Following market introduction of the Dominion and establishment of appropriate clinical collaborations, an expanding portfolio of application claims will be pursued for higher value applications. After interactions with the FDA, we have prioritized our short term operational strategy around the finalization and prosecution of an initial 510(k) application for The Dominion Smartscan system, with the assistance of an expert regulatory consultancy team.

We believe that:

●	There are a vast number of urgent/emergency care, sports and other clinical specialty settings, hospitals, combat and emergency response and other settings in the U.S. and globally where trained medical staff could benefit from and would adopt an easily transportable, 110V powered, low acquisition and operating cost, rapid 3D imaging and slice analysis system such as the Dominion Smartscan system;

●	Physicians, healthcare systems and patients will continue to seek reduced ionizing radiation alternatives for many common imaging needs, and the Dominion system’s flexibility for minimization of radiation dosing to the functional minimums required for each imaging task will be an attractive feature;

●	These same features will prove to be similarly attractive in expanding markets for agricultural and industrial parts inspection, and security screening.

Marketing

Imaging3 competes in the medical diagnostic imaging market, and this market continues to grow vigorously in installed equipment base and numbers of procedures performed. This vitality is due primarily to continual technological improvements that lead to faster and higher-resolution imaging, greater patient safety, and the provision of these capabilities to a geographically disperse and rapidly growing global population. This has resulted in vigorous competition to create the most cost-effective diagnostic imaging systems.

According to a Freedonia Group study, the medical imaging equipment market in the US is greater than $9.5 billion, and has a projected growth rate greater than that for overall national healthcare expenditures. Growth will be stimulated by ever increasing utilization in patient procedures involving diagnostic imaging, partly the result of an aging population and partly reflecting advances in noninvasive surgical procedures.

Intellectual Property

We believe that our intellectual property and expertise is an important competitive resource. We intend to maintain an active program of intellectual property protection, both to assure that the proprietary technology developed by the Company is appropriately protected and, where necessary, to assure that there is no infringement of our proprietary technology by competitors.

The following summarizes our current patent and patent application portfolio.

Patents and Patent Applications Owned by the Company: The Company holds one United States patent, and it has more than 21 patent amendments filed in the United States. In each instance, we own all right, title and interest, and no licenses, security interests or other encumbrances have been granted on such patents and patent applications.

Our issued patent resulted from filings related to the Dominion Smartscan system. The patent will remain in force until 2024 and we intend to seek further patent and other intellectual property protection in the United States and internationally, where available and when appropriate, as we continue our product development efforts.

Competition

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of our competitors have significantly greater financial and human resources than we do and have established reputations with our target customers, as well as worldwide distribution channels that are well developed and established.

There are many competitive offerings in the field of radiology imaging. Several companies have launched devices that enable reduced radiation without real-time 3D imaging. Our imaging competitors include, but are not limited to: Fujifilm, GE, Siemens, Medtronic, Samsung, Shiimadzu, Carestream, Hitachi, Hologic, Esaote, Toshiba, Striker, Phillips, Ziehm, and OEC.

In addition to imaging device manufacturer competitors, there are many products and therapies that are designed to reduce the need for or attractiveness of imaging intervention. These products and therapies may impact the overall volume of imaging procedures and negatively impact our business.

Our ability to compete may be affected by the failure to fully educate physicians in the use of our products and products in development, or by the level of physician expertise. This may have the effect of making our products less attractive. Some medical device companies are actively engaged in research and development of imaging systems or other medical devices and tools used in minimally invasive surgery procedures. We cannot predict the basis upon which we will compete with new products marketed by others.

Government Regulation of our Product Development Activities

The U.S. government and foreign governments regulate the medical device industry through various agencies, including but not limited to, the U.S. FDA, which administers the Federal Food, Drug and Cosmetic Act (the “FDCA”). The design, testing, manufacturing, storage, labeling, distribution, advertising, and marketing of medical devices are subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA, and by similar agencies in other countries, including the European Union. Any device product that we develop must receive all requisite regulatory approvals or clearances, as the case may be, before it may be marketed in a particular country.

Device Development, Marketing Clearance and Approval

Medical devices are subject to varying levels of pre-market regulatory requirements. The FDA classifies medical devices into one of three classes: (i) Class I devices are relatively simple and can be manufactured and distributed with general controls; (ii) Class II devices are somewhat more complex and receive greater scrutiny from the FDA and have heightened regulatory clearance requirements; and (iii) Class III devices are new, high risk devices, and frequently are permanently implantable or help sustain life and generally require a Pre-Market Approval (“PMA”) by the FDA.

In the United States, a company typically can obtain permission to distribute a new medical device in one of two ways. The first applies to any device that is substantially equivalent to a device first marketed prior to May 1976, or to another device marketed after that date, but which was substantially equivalent to a pre-May 1976 device. These devices are either Class I or Class II devices. To obtain FDA clearance to distribute the medical device, a company generally must submit a Section 510(k) notification, and receive an FDA order finding substantial equivalence to a predicate device (pre-May 1976 device or post-May 1976 device that was substantially equivalent to a pre-May 1976 device) and permitting commercial distribution of that medical device for its intended use. A 510(k) notification must provide information supporting a claim of substantial equivalence to a single medical device, the predicate device. If clinical data from human experience are required to support the 510(k) notification, these data must be gathered in compliance with investigational device exemption (“IDE”) regulations for investigations performed in the United States. The 510(k) process is normally used for products of the type that the Company is developing and proposes to market and sell. The FDA review process for premarket notifications submitted pursuant to Section 510(k) takes, pursuant to statutory requirements, 90 days, but it can take substantially longer if the FDA has questions regarding the regulatory submission. It is possible for Section 510(k) clearance procedures to take from six to twenty-four months, depending on the concerns raised by the FDA and the complexity of the device.

There is no guarantee that the FDA will “clear” a medical device for marketing, in which case the device cannot be distributed in the United States. There is also no guarantee that the FDA will deem the applicable device subject to the 510(k) process, as opposed to the more time-consuming, resource-intensive and challenging PMA process described below. In 2011, the FDA issued a series of draft guidance documents designed to reform the 510(k) clearance process. Similarly, the Medical Device User Fee Amendments of 2012 authorized the FDA to collect user fees for the review of certain pre-market submissions received on or after October 1, 2012, including 510(k) notifications.

The second, more comprehensive, approval process applies to a new device that is not substantially equivalent to a pre-1976 product or that is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices. For example, most implantable devices are subject to the approval process as a Class III device. Two steps of FDA approval are generally required before a company can market a product in the United States that is subject to pre-market approval, as a Class III device. First, a company must comply with IDE regulations in connection with any human clinical investigation of the device. These regulations permit a company to undertake a clinical study of a “non-significant risk” device without formal FDA approval. Prior express FDA approval is required if the device is a significant risk device. Second, the FDA must approve the company’s PMA application, which contains, among other things, clinical information acquired under the IDE. Additionally, devices subject to PMA approval may be subject to a panel review to obtain marketing approval and are required to pass a factory inspection in accordance with the current “good manufacturing practices” standards in order to obtain approval. The FDA will approve the PMA application if it finds there is reasonable assurance that the device is safe and effective for its intended use. The PMA process takes substantially longer than the 510(k) process, approximately one to two years or more. However, in some instances the FDA may find that a device is new and not substantially equivalent to a predicate device but is also not a high risk device as is generally the case with Class III PMA devices. In these instances FDA may allow a device to be down classified from Class III to Class I or II. The de novo classification option is an alternate pathway to classify novel devices of low to moderate risk that had automatically been placed in Class III after receiving a “not substantially equivalent” (“NSE”) determination in response to a 510(k) notification. The regulations have also been amended to allow a sponsor to submit a de novo classification request to the FDA for novel low to moderate risk devices without first being required to submit a 510(k) application. These types of applications are referred to as “Evaluation of Automatic Class III Designation” or “de novo.” In instances where a device is deemed not substantially equivalent to a Class II predicate device, the candidate device may be filed as a de novo application which may lead to delays in regulatory decisions by the FDA. FDA review of a de novo application may lead the FDA to identify the device as either a Class I or II device and worthy of either an exempt or 510(k) regulatory pathway.

We believe that the Dominion Smartscan system should be approvable as a Class II device for 2D and 3D imaging and slice analysis applications, and we are in the process of pursuing such a Section 510(k) clearance for the Dominion Smartscan system. Later FDA submissions are expected to address expanded claims for live real-time 3D surgical guidance imaging applications, and these will seek to utilize a Class II device 510(k) clearance with suitable comparison to predicate devices. The FDA might find that a 510(k) submission does not provide the evidence required to prove that the Dominion Smartscan system is substantially equivalent to marketed Class II devices. If that were to occur, we could be required to undertake the more complex and costly PMA process or perhaps be considered for a de novo reclassification. For either the 510(k), de novo, or the PMA process, the FDA could require us to conduct clinical trials, which would take more time, cost more money and pose other risks and uncertainties.

Clinical studies conducted in the U.S. or used in any U.S. application on an unapproved medical device require approval from the FDA prior to initiation. Even when a clinical study has been approved by the FDA or deemed approved, the study is subject to factors beyond a manufacturer’s control, including, but not limited to, the fact that the institutional review board (IRB) at a specified clinical site might not approve the study, might decline to renew approval, or might suspend or terminate the study before its completion. There is no assurance that a clinical study at any given site will progress as anticipated. In addition, there can be no assurance that the clinical study will provide sufficient evidence to assure the FDA that the product is safe and effective, a prerequisite for FDA approval of a PMA, or substantially equivalent in terms of safety and effectiveness to a predicate device, a prerequisite for clearance under Section 510(k). Even if the FDA approves or clears a device, it may limit its intended uses in such a way that manufacturing and distribution of the device may not be commercially feasible.

After clearance or approval to market is given, the FDA and foreign regulatory agencies, upon the occurrence of certain serious adverse events, are authorized under various circumstances to withdraw the clearance or approval of the device, or require changes to a device, its manufacturing process or its labeling or require additional proof that regulatory requirements have been met.

A manufacturer of a device approved through the PMA process is not permitted to make changes to the device which affect its safety or effectiveness without first submitting a supplement application to its PMA and obtaining FDA approval for that supplement, prior to marketing the modified device. In some instances, the FDA may require clinical trials to support a supplement application. A manufacturer of a device cleared through the 510(k) process must submit an additional premarket notification if it intends to make a change or modification in the device that could significantly affect the safety or effectiveness of the device, such as a significant change or modification in design, material, chemical composition, energy source, labeling or manufacturing process. Any change in the intended uses of a PMA device or a 510(k) device requires an approval supplement or new cleared premarket notification. Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA export requirements.

Continuing FDA Regulation

After a device is placed on the market, numerous FDA and other regulatory requirements continue to apply. These include:

●	establishment of registration and device listing with the FDA;

●	quality system regulations, which require manufacturers to follow stringent design, testing, process control, documentation and other quality assurance procedures;

●	labeling regulations, which prohibit the promotion of products for unapproved, i.e. “off label,” uses and impose other restrictions on labeling;

●	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

●	corrections and removal reporting regulations, which require that manufacturers report to the FDA on field corrections and product recalls or removals, if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health; and

●	requirements to conduct post-marketing surveillance studies to establish continued safety data.

We are required to and have registered with the FDA and the International Organization for Standardization (“ISO”) as medical device manufacturers, and must obtain all necessary permits and licenses to operate our business. As manufacturers, we and our suppliers are subject to announced and unannounced inspections by the FDA to determine our compliance with the Quality System Regulation (“QSR”) and other regulations.

In Europe, we need to comply with the requirements of the Medical Devices Directive (“MDD”) and appropriately affix the CE Mark on our products to attest to such compliance. To achieve compliance, our products must meet the “Essential Requirements” of the MDD relating to safety and performance and we must successfully undergo verification of our regulatory compliance, or conformity assessment, by a notified body selected by us. The level of scrutiny of such assessment depends on the regulatory class of the product. We are subject to continued surveillance by our notified body and will be required to report any serious adverse incidents to the appropriate authorities. We also must comply with additional requirements of individual countries in which our products are marketed. In the European Community, we are required to maintain certain ISO certifications in order to sell products. These regulations require us or our manufacturers to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing, labeling and control activities.

Impact of Regulation

Failure to comply with the applicable regulatory requirements can result in enforcement action by the FDA, which may include, among other things, any of the following sanctions:

●	warning letters, fines, injunctions, consent decrees and civil penalties;

●	repair, replacement, refund or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing our request for 510(k) clearance or premarket approval of new products or modifications to existing products;

●	withdrawing or suspending clearances or approvals that are already granted;

●	criminal prosecution; and

●	disgorgement of profits.

Further, the levels of revenues and profitability of medical device companies like the Company may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls.

Therefore, we cannot assure you that any of our products will be considered cost effective, or that, following any commercialization of our products, coverage and reimbursement will be available or sufficient to allow us to manufacture and sell them competitively and profitably.

Health Care Regulation

Our business activities are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician payment transparency laws. If our operations are found to be in violation of any of such laws that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

In the United States, there have been, and we expect there to continue to be, a number of legislative and regulatory initiatives, at both the federal and state government levels, to change the healthcare system in ways that, if approved, could affect our ability to sell our products profitably. At the current time, our products are not defined as durable medical equipment (“DME”). Non-DME devices used in imaging systems procedures are normally paid directly by the hospital or health care provider and not reimbursed separately by third-party payers. Instead, the hospital or health care provider is reimbursed based on the procedure performed and the inpatient or outpatient stay. As a result, these types of devices are subject to intense price competition that can place a small manufacturer at a competitive disadvantage as hospitals, ambulatory surgery centers and health care providers attempt to negotiate lower prices for products such as the ones we develop and sell.

In March 2010, President Obama signed into law both the Patient Protection and Affordable Care Act (the “Affordable Care Act”) and the reconciliation law known as Health Care and Education Reconciliation Act (the “Reconciliation Act,”) and together (the “2010 Health Care Reform Legislation”). The constitutionality of the 2010 Health Care Reform Legislation was confirmed twice by the Supreme Court of the United States. Both Congressional leaders and President Trump have announced plans to repeal or modify the 2010 Health Care Reform Legislation. At this time the Company is not certain as to the impact of federal health care legislation on its business.

The 2010 Health Care Reform Legislation subjects manufacturers of medical devices to an excise tax of 2.3% on certain U.S. sales of medical devices beginning in January 2013. This excise tax was suspended in December 2015 for two years, and we anticipate that this may be repealed. If eventually implemented, this excise tax will likely increase our expenses in the future.

Further, the 2010 Health Care Reform Legislation includes the Open Payments Act (formerly referred to as the Physician Payments Sunshine Act), which, in conjunction with its implementing regulations, requires certain manufacturers of certain drugs, biologics, and devices that are reimbursed by Medicare, Medicaid and the Children’s Health Insurance Program to report annually certain payments or “transfers of value” provided to physicians and teaching hospitals and to report annually ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. We have provided reports under the Open Payments Act to the Centers for Medicare & Medicaid Services since 2014. The failure to report appropriate data accurately, timely, and completely could subject us to significant financial penalties. Other countries and several states currently have similar laws and more may enact similar legislation.

International Regulation and Potential Impact

Through marketing and acquisition of Dominion Smartscan systems, the Company intends to expand into international markets. Some of these markets maintain unique regulatory requirements outside of or in addition to those of the U.S. FDA and the European Union. The Dominion Smartscan system is not CE marked, which would allow us to offer the product for sale in a number of jurisdictions, including select countries in Europe, the Middle East, Asia and Latin America. Due to the variations in regulatory requirements within territories, the Company may be required to perform additional safety or clinical testing or fulfill additional agency requirements for specific territories. The Company may also be required to apply for registration using third parties within those territories and may be dependent upon the third parties’ successful regulatory processes to file, register and list the product applications and associated labeling, which could lead to significant investments and resource use. These additional requirements may result in delays in international registrations and commercialization of our products in certain countries.

Employees

As of December 31, 2017, we had 4 employees, including 3 full time employees. The Company considers its relationships with its employees to be good.

Corporate Information

Imaging3 is a Delaware corporation.

Available Information

The Company maintains a website at www.imaging3.com. Our Code of Business Conduct and Ethics, as reviewed and updated on October 26, 2017, is available on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website as soon as practicable after electronic filing of such material with, or furnishing it to, the U.S. Securities and Exchange Commission (the SEC”). This information may be read and copied at the Public Reference Room of the SEC at 100 F Street, N.E., Washington D.C. 20549. The SEC also maintains an internet website that contains reports, proxy statements, and other information about issuers, like Imaging3 Inc., who file electronically with the SEC. The address of the site is http://www.sec.gov.

ITEM 1A. Risk Factors

Not applicable because we are a smaller reporting company.

ITEM 2. PROPERTIES

We currently maintain and lease our administrative offices and production facility at 3022 North Hollywood Way, Burbank, California 91505. This facility contains 1,800 square feet of space, and we currently pay rent at a rate of $2.00 per square foot gross.

ITEM 3. LEGAL PROCEEDINGS

Bankruptcy Closure

On January 31, 2017, United States Bankruptcy Judge for the Central District of California, Neil Bason, granted the Company’s unopposed motion for entry of final decree and also granted approval of the two stipulations regarding payment of court-approved fees. As a result, the Imaging3 Chapter 11 proceeding is now closed. The Company is no longer subject to the jurisdiction of the Bankruptcy Court, and the case cannot be converted to a Chapter 7 proceeding, except that the Judge’s order in its final paragraph stated that “Notwithstanding the foregoing [order closing the bankruptcy case pursuant to 11 United States Code Section 350(a)] the bankruptcy case may be reopened on motion as set forth in the Greenberg, Glusker Fee Agreement and/or the Mentor Fee Agreement and thus the court retains jurisdiction for those purposes and as otherwise provided by law or as contemplated by the prior orders and proceedings of this court”. Thus, technically, the case could possibly be reopened by either of those aforementioned creditors. As of the date of filing of this report, the Company is in default of certain terms of the Greenberg, Glusker and Mentor agreements, however, the Company maintains open and cordial relations with Greenberg, Glusker and Mentor.

Pending Litigation

On September 13, 2017 Alpha Capital Anstalt and Brio Capital Master Fund, LTD two minority members of a group of investors in the Company filed a lawsuit seeking damages and injunctive relief in the United States District Court for the Southern District of New York, claiming that the Company breached certain Note and Warrant agreements among the parties to the action. The holders of the majority of the investment involved in the above lawsuit chose not to join in the lawsuit and have informed the Company that they believe the lawsuit to be baseless. On November 21, 2017, the Court denied the Plaintiff’s request for injunctive relief against the Company. As a result the case essentially becomes an action for money damages against the Company, which the Company believes to be without merit and will vigorously defend.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

Year Ended December 31, 2016	High	Low

First Quarter ended March 31, 2016	$0.00	$0.00
Second Quarter ended June 30, 2016	$4.40	$1.20
Third Quarter ended September 30, 2016	$4.80	$0.60
Fourth Quarter ended December 31, 2016	$1.00	$0.20

Year Ended December 31, 2017	High	Low

First Quarter ended March 31, 2017	$1.00	$0.20
Second Quarter ended June 30, 2017	$0.40	$0.20
Third Quarter ended September 30, 2017	$0.20	$0.20
Fourth Quarter ended December 31, 2017	$0.20	$0.17

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

As of April 17, 2018, there were approximately 568 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of December 31, 2017, there were approximately 15,479,454 shares of our common stock outstanding on record.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate paying dividends for the foreseeable future.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 1,811,401 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of December 31, 2017, employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $0.50.

Transactions in FY 2017	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2016	650,000	$0.69	8.25
Granted
Exercised	400,000	0.50
Cancelled/Forfeited	0
Outstanding, December 31, 2017	250,000	$1.00	7.57
Exercisable, December 31, 2017	250,000	$1.00	7.57

The weighted average remaining contractual life of options outstanding issued under the Plan was 7.57 years at December 31, 2017.

Warrants

Following is a summary of warrants outstanding at December 31, 2017:

Number of Warrants	Exercise Price	Expiration Date
541,362	$0.00002	July 2023
25,000	$0.20	April 2022
312,500	$0.20	August 2022
287,500	$0.20	April 2023
125,000	$0.20	May 2023
81,250	$0.20	August 2023
2,800,000	$0.40	May 2022
187,500	$0.20	January 2024

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

Current Overview

On December 19, 2017 we hired a new CEO and Director to help move the company forward. John Hollister has replaced Dane Medley as CEO and Mr. Medley is now the President & Principle Executive Officer.

Our current focus is continuing to enhance and formally hire an engineering group to oversee the hazard analytics required by the FDA for our 3D medical imaging technology, and to hire the regulatory team and prepare to re-file our application with the FDA for approval of our 3D medical imaging device.

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

The following sets forth selected items from our statements of operations for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017	Year Ended December 31, 2016
Net revenues	$41,829	$33,083
Cost of goods sold	14,263	10,247
Gross Profit	27,566	22,836
General and administrative expenses	1,654,541	2,697,527
Income (loss) from operations	(1,626,975)	(2,674,691)
Total other income (expenses)	4,480,286	(4,085,979)
Provision for income taxes	(800)	(800)
Net income (loss)	$2,852,511	$(6,761,470)

Results of Operations for the Year Ended December 31, 2017 as compared to the Year Ended December 31, 2016.

We are focusing on our development stage medical device efforts. The legacy related activity was completely wound down in 2017. We had revenues for the year ended December 31, 2017 of $41,829 as compared to $33,083 for the year ended December 31, 2016, which represented a 26% increase. .

Our related cost of goods sold was $14,263 for the year ended December 31, 2017 as compared to $10,247 for the year ended December 31, 2016. This increase was a result of outside labor related to C-Arm repairs. Our gross profit margin for the year ended December 31, 2017 was $27,566 as compared to $22,836 for the year ended December 31, 2016.

Our general and administrative expenses decreased in 2017 to $1,654,541 from $2,697,527 for the year ended December 31, 2016, a decrease of 38% primarily as a result of decreased shares issued for services.

Other income (expense) changed as a result of derivative liability valuation and gains on the extinguishment of debt. Our net income for the fiscal year ending December 31, 2017 was $2,852,511 as compared to a net loss of $6,761,470 for the fiscal year ending December 31, 2016.

We expect the trend of operating losses by us to continue into the future at the current or greater rate as we spend money on product development and marketing. We cannot assure that we can achieve profitability. We do not expect litigation against us to expand and believe litigation is on a decreasing trend, although we can give no assurances in relation to future litigation.

Liquidity and Capital Resources

Our total current assets decreased to $3,594 as of December 31, 2017, from $22,638 as of December 31, 2016. The cash account as of December 31, 2017 was $3,594 compared to $22,638 as of December 31, 2016.

Our total current liabilities decreased to $3,711,498 as of December 31, 2017 from $8,170,835 as of December 31, 2016. This decrease is due in large part to a decrease in derivative liability for this reporting period.

The cash account as of December 31, 2017 was $3,594 compared to $22,638 as of December 31, 2016. Cash raised through financing activities was expended primarily on: (i) day-to-day business operations in connection with preparation for our 510K submittal, (ii) administration of the bankruptcy process, (iii) legal and audit fees, and (iv) payments to creditors required by the court-approved reorganization plan

During the year ended December 31, 2017, we used $731,679 of net cash for operating activities, as compared to $616,270 used during the year ended December 31, 2016. Net cash provided by financing activities during the year ended December 31, 2017 was $712,635, as compared to $629,400 during the year ended December 31, 2016.

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

Going Concern Qualification

We have incurred significant losses from operations, and such losses are expected to continue. In their report on our financial statements as of and for the period ended December 31, 2017, our auditors have expressed substantial doubt about our ability to continue as a going concern. In addition, we have limited working capital. The foregoing raises substantial doubt about our ability to continue as a going concern. Management’s plans include seeking additional capital and/or debt financing. We cannot guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available it will be on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” may make it substantially more difficult for us to raise capital.

Off-Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IMAGING3, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Imaging3, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Imaging3, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred recurring losses from operations and negative cash flows from operations, resulting in an accumulated deficit of $13.1 million as of December 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2015.

Encino, CA

April 17, 2018

IMAGING3, INC.

BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,594	$22,638

Total current assets	3,594	22,638

PROPERTY AND EQUIPMENT, net	-	-
Total assets	$3,594	$22,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$488,102	$1,692,652
Accrued expenses	216,031	132,428
Subscriptions payable	130,600	-
Administrative claims payable	1,131,916
Derivative liability	701,347	5,532,898
Deferred revenue	-	41,829
Convertible notes payable, net of discount of $455,478 and $115,822	1,043,502	771,028
Total current liabilities	3,711,948	8,170,835
LONG TERM LIABILITIES

TOTAL LIABILITIES	3,711,498	8,170,835
COMMITMENTS AND CONTINGENCIES, note 10	-	-

STOCKHOLDERS’ DEFICIT:
	-	-
Common stock and additional paid-in capital authorized 1,000,000,000 shares, no par value and 15,474,454 and 12,201,005 issued and outstanding as of December 31, 2017, and December 31, 2016, respectively	9,417,055	7,829,273
Accumulated deficit	(13,124,959)	(15,977,470)
Total stockholders’ deficit	(3,707,904)	(8,148,197)
Total liabilities and stockholders’ deficit	$3,594	$22,638

*The financial statements have been retroactively restated to reflect the 1-for-20 reverse-stock split that occurred on March 16, 2018.

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017	Year Ended December 31, 2016

Net revenues	$41,829	$33,083

Cost of goods sold	14,263	10,247
Gross profit	27,566	22,836

Operating expenses
General and administrative expenses	1,654,541	2,697,527
Total operating expenses	1,654,541	2,697,527

Loss from operations	(1,626,975)	(2,674,691)

Other income (expense):
Interest expense	(1,171,708)	(2,894,263)
Change in value	1,895,731	(1,633,732)
Gain (loss) on extinguishment of debt	3,668,776	(29,489)
Other income	87,487	471,505
Total other income (expense)	4,480,286	(4,085,979)

Income (loss) before income tax	2,853,311	(6,760,67 0)

Provision for income taxes	800	800

Net income (loss)	$2,852,511	$(6,761,470)

Net income (loss) per share - Basic	$0.21	$(0.64)
Net income (loss) per share - Diluted	$0.18	$(0.64)

Weighted average common stock outstanding - Basic	13,825,914	10,641,764
Weighted average common stock outstanding - Diluted	15,667,279	10,641,764

*The financial statements have been retroactively restated to reflect the 1-for-20 reverse-stock split that occurred on March 16, 2018.

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017	Year Ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,852,511		$(6,761,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-		139,535
Change in value of derivatives	(1,895,731)		1,633,732
Non cash interest	964,437		2,789,771
(Gain)loss on extinguishment of debt	(3,668,776)		29,489
Shares issued for services	648,300		1,903,050
Warrants issued for services	194,956		-
(Increase) / decrease in current assets:
Accounts receivable	-		51,505
Increase / (decrease) in current liabilities:
Accounts payable	124,778		(240,012)
Accrued expenses	89,675		(130,787)
Deferred revenue	(41,829)		(31,083)
Net cash used in operating activities	(731,679)		(616,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	575,035		462,500
Proceeds from sale of common stock and subscription payable	137,600		166,900
Net cash provided by financing activities	712,635		629,400

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(19,044)		13,130

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	22,638		9,508

CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,594		$22,638
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$-		$-
Income taxes paid in cash	$-		$-
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Notes and accrued interest converted to common stock	$196,797		$70,747
Promissory notes issued for no cash consideration	$151,222	$
Compensation paid through exercise of options	$200,000		$-

*The financial statements have been retroactively restated to reflect the 1-for-20 reverse-stock split that occurred on March 16, 2018.

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred stock		Common stock			Total
	Number of		Number of		Accumulated	stockholders’
	shares	Amount	shares	Amount	deficit	deficit

Balance as of December 31, 2015		$-	9,537,820	$5,365,047	$(9,216,000)	$(3,850,953)

Preferred stock issued to officer	100	-	-	-	-	-

Shares issued for cash		-	225,200	166,900	-	166,900

Shares issued for services	-	-	2,084,250	1,903,050	-	1,903,050

Note payable converted to stock			353,735	254,741	-	254,741
	-	-
Stock-based compensation			-	139,535	-	139,535

Net Loss	-	-	-	-	(6,761,470)	(6,761,470)

Balance as of December 31, 2016	100	-	12,201,005	7,829,273	(15,977,470)	(8,148,197)

Shares issued for cash	-	-	7,500	7,000	-	7,000

Shares issued for services	-	-	2,541,500	648,300	-	648,300

Note payable converted to stock	-	-	431,375	431,375	-	431,375

Warrants issued for services	-	-	-	194,956	-	194,956

Shares from the issuance of notes	-	-	900,000	180,000	-	180,000

Repurchase of preferred stock	(100)	-	-	-	-	-

Cancellation of officers’ common stock	-	-	(1,400,000)	-	-	-

Cashless exercise of warrants	-	-	393,074	-	-	-

Settlement of derivatives	-	-	-	(73,849)		(73,849)

Exercise of stock options	-	-	400,000	200,000	-	200,000

Net income	-	-	-	-	2,852,511	2,852,511

Balance as of December 31, 2017	-	-	15,474,454	$9,417,055	$(13,124,959)	$(3,707,904)

*The financial statements have been retroactively restated to reflect the 1-for-20 reverse-stock split that occurred on March 16, 2018.

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.

Notes to Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Imaging3, Inc. (the “Company”, “us”, “we”, “Imaging3”) incorporated in the state of California on October 29, 1993 as Imaging Services, Inc. The Company filed a certificate of amendment of articles of incorporation to change its name to Imaging3, Inc. on August 20, 2002. In March of 2018, the Company incorporated in Delaware.

The Company is a development stage medical device company. The Company has developed a portable proprietary imaging technology designed to produce 3D images in real time. The Company’s devices emit low levels of radiation and require less specialized power sources than currently available imaging devices. The Company’s lead device, the Dominion Smartscan, for which the Company plans to submit a 510K application with the FDA in mid-2018, will be portable and works on conventional household current. While the primary focus is applications for the healthcare industry, there are many potential non-healthcare related uses for the Company’s technology, including agriculture and security.

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

On March 16, 2018, the Company completed a 1-for-20 reverse stock split. The accompanying financial statements have been retroactively restated to reflect the 1-for-20 reverse-stock split.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had no cash equivalents at December 31, 2017 or 2016.

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

Numerator:
Net income attributable to common shareholders, for the year ended December 31, 2017	$2,852,511

Denominator:
Weighted-average number of common shares outstanding during the period	13,825,914
Dilutive effect of stock options, warrants, and convertible promissory notes	1,841,365
Common stock and common stock equivalents used for diluted earnings per share	$15,667,279

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

The Company had the following assets or liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016 respectively.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities 2017	$-	$-	$701,347	$701,347
Derivative Liabilities 2016	$-	$-	$5,532,898	$5,532,898

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures.

3. INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of December 31, 2016 or December 31, 2017.

As of December 31, 2017, the Company estimated it had available gross net operating loss (NOL) carry forwards of approximately $12 million, which expire at various dates through 2037.

The components of the net deferred income taxes at December 31, 2016 and 2017 are summarized below:

	December 31, 2016	December 31, 2017
Deferred income tax assets
Net operating loss carry forwards	$5,962,000	$3,373,000
Less: valuation allowance	(5,962,000)	(3,373,000)
Deferred income tax assets, net	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2016	December 31, 2017
Tax expense (benefit) at federal statutory rate	(34)%	34%
State tax expense, net of federal tax	(6)	6
Change in deferred taxes due to statutory rate change	-	51
Changes in valuation allowance	40	(91)
Effective income tax rate	$-	$-

Income tax expense for the period ended December 31, 2016 and the year ended December 31, 2017 is summarized below.

	2016	2017
Current tax expense:
Federal	$-	$-
State	800	800
Total current tax expense	$800	$800

Deferred tax expense:
Federal	$-	$-
State	-	-
Total deferred tax expense, net	$-	$-

Tax expense	$800	$800

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). Under FASB Accounting Standards Codification (“ASC 740”), the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 34% to 21%; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) bonus depreciation that will allow for full expensing of qualified property; (4) creating a new limitation on deductible interest expense; (5) eliminating the corporate alternative minimum tax (“AMT”); (6) limitation on the deductibility of executive compensation under Internal Revenue Code §162(m); and (7) new tax rules related to foreign operations.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of TCJA. The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

In connection with the initial analysis of the impact of the TCJA, we recorded a provisional decrease in our deferred tax assets and liabilities with a corresponding adjustment to its valuation allowance. While we are able to make a reasonable estimate of the impact of the reduction in the corporate rate, it is subject to further analysis, interpretation and clarification of the TCJA, which could result in changes to this estimate during 2018.

4. NOTES PAYABLE

During 2015 and 2016, the Company issued promissory notes in the aggregate amount of $942,850 for cash proceeds of $872,500. These notes bear interest at 5%-10% per annum and several were due on various dates between 2015 and 2017. These notes are secured by substantially all assets of the Company. The convertible promissory notes are convertible into shares of the Company’s common stock at a rate equal to $0.01-$0.05 per share (pre reverse stock split), subject to downward adjustments for future equity issuances. In connection with these convertible promissory notes, the Company issued warrants to purchase 3,325,000 shares of common stock at an exercise price of $0.20 per share, subject to downward adjustments for future equity issuances. The warrants have a term of 7 years from the date of issuance. The Company is in default under the terms of these notes.

The conversion features and warrants are considered derivative liabilities pursuant to ASC 815 and were measured at their grant-date fair value and recorded as a liability and note discount on the date of issuance. Subsequent changes to the value of the derivative liabilities are recorded in earnings. As a result, during the ended year ended December 31, 2016, the Company recorded an initial note discount of $455,000, with an additional immediate charge to interest expense of $749,809 relating to the excess value of the derivative liabilities over the promissory notes.

On January 5, 2017 the Company entered into a financing arrangement with five accredited investors (the “Investors”), whereby amendments to certain convertible note agreements totaling $662,000 were enacted. The amendments to the convertible note agreements involved (1) extending the maturity dates of the note agreements; and (2) amending the optional conversion provisions of the original note agreements to now describe an adjustable conversion price based on the completion of a qualified financing offering. If the cumulative gross proceeds of such offerings exceed $2.5 million, the conversion price will be adjusted automatically to match the offering’s conversion price and conversion to common shares will occur automatically. If the cumulative gross proceeds of such offerings remain below $2.5 million, the conversion price adjusts to match the offering conversion price for the Investors. Should there be an event of default under these amended notes, the Investors will have, in addition to all the other rights described in that certain Securities Purchaser Agreement, the right, at each Investor’s option, to convert the notes into common shares at $0.20 per share. The Company and certain Investors agreed to amend its warrant agreements to reduce the number of warrants by 75% to 831,250. The exercise price remains at $0.20 per share. In consideration of this reduction of the number of warrants, the Company issued to the Investors new convertible promissory notes in total principal amount of $124,688 in the same form as the original convertible notes described above as amended. These additional convertible notes accrue interest beginning on January 9, 2017 and are due May 18, 2018.

The amendment to the notes and warrants were accounted for as an extinguishment of debt, which resulted in a gain on extinguishment of debt totaling $3,668,776 for the year ended December 31, 2017.

The Investors agreed to lend the Company up to $200,000, in increments of $50,000, at the Company’s discretion (the “Additional Loans”), as long as the Original Notes are not in default. These loans will be evidenced by note agreements in the form of the original notes as amended, described above, with a maturity date of May 18, 2018 and bear interest at 10% per annum. These notes have a face value of 118.75% of the funds actually advanced and contain conversion features (conversion price of $0.50 per share) making them derivative instruments. As of December 31, 2017, $150,034 of cash proceeds have been received from this agreement, for a total principal outstanding of $178,166. The Additional Loans are secured by a UCC filing on the Company’s assets. In connection with these note agreements, the derivative liability created by these note agreements and warrants totaled $288,057. The derivative liability in excess of the cash proceeds received was recorded as a charge to interest expense, which totaled $136,835. In addition, the Company issued 187,500 warrants in the form of the original Warrants as amended granting the Investor the right to purchase, at $0.20 per share in connection with these notes. These warrants were valued using the black-scholes valuation model with the assumptions and inputs discussed in note 6.

The agreement to amend the notes and warrants and to loan additional monies to the Company, as described above, was dependent on the two officers of the Company—Chief Executive Officer Dane Medley and Chief Financial Officer Xavier Aguilera—agreeing to restate their respective employment agreement, which they both have done.

On January 10, 2017, certain note holders converted notes to common shares. The total principal and accrued interest balance converted amounted to $196,797 along with $234,578 of derivative liability associated with conversion features that were settled upon conversion. The conversion resulted in the issuance of 431,375 common shares. The fair market value of the common shares on the date of conversion totaled $431,375.

On May 25, 2017 the Company completed the sale of $500,000 of Convertible Promissory Notes (the “Notes”) to two accredited investors (the “Investors”) that are due May 23, 2018 (the “Maturity Date”). After transaction costs, the company netted $425,000 from the sale of the Notes. These Notes bear interest at the rate of 12% per annum to the Maturity Date and may be redeemed by the Company for 125% of face value within 90 days of issuance and at 135% of face value from 91 days after issuance and before 180 days after issuance. Any amount of principal or interest on these notes which is not paid when due shall bear interest at the rate of 24% per annum from the due date thereof until the same is paid. If the Notes are not repaid by the end of this period, any balance due is convertible—at the option of the note holders—into common stock at 60% of the lowest closing price for the prior 20 trading days. In connection with the sale of the Notes, the Investors received a commitment fee totaling 900,000 shares valued at $180,000, and the holders of a majority of the principal amount of the Company’s notes outstanding at May 18, 2017 (the “Prior Notes”) executed, as of that date, an Omnibus Amendment that enabled the transaction by (i) extending the maturity date of these Prior Notes to May 18, 2018 and (ii) restricting the rights of all the holders of the Prior Notes, including their right to convert until certain conditions are met. In addition, the holders of these Prior Notes were relieved of their obligation to provide the final note tranche of $50,000. In connection with these notes, the Company recorded note discounts totaling $648,750 and an immediate charge to interest of $411,725 related to the excess value of the conversion feature derivative over the carrying value of the notes.

Amortization of note discounts amounted to $449,281 during the year ended December 31, 2017 and $349,000 for the year ended December 31, 2016.

5. STOCKHOLDERS’ EQUITY

Preferred Stock

Dane Medley relinquished these voting shares during the first quarter ended March 31, 2017 for consideration of $60,000, which has not yet been paid and is included in accounts payable at December 31, 2017.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of no par value common stock.

During the year ended December 31, 2016, the Company issued 2,663,185 shares of common stock, 2,084,250 shares related to services valued at $1,903,050, 225,200 shares were issued for cash proceeds of $166,900, and 353,735 shares related to a conversion of notes payable at $0.20 per share.

During the year ended December 31, 2017 the Company issued a total of 7,500 shares of common stock for cash in the amount of $7,000 and 2,541,500 shares were issued for services rendered valued at $648,300. In addition, the Company raised $130,600 of capital related to shares of common stock, however these shares were not issued as of December 31, 2017 and are presented as a subscription payable on the accompanying balance sheet.

As of December 31, 2017, there were approximately 568 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of December 31, 2017, there were 15,474,454 shares of our common stock outstanding on record.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 27,000,000 shares of common stock had been reserved for issuance. The Stock Option Plan will terminate in September 2024.

Stock Options

Transactions in FY2017	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2016	650,000	$0.69	8.86
Granted
Exercised	(400,000)	$0.50
Cancelled/Forfeited
Outstanding, December 31, 2017	250,000	$1.00	7.57
Exercisable, December 31, 2017	250,000	$1.00	7.57

Transactions in FY2016

Outstanding, December 31, 2015	400,000	$0.50	9.00
Granted	250,000	$1.00	9.00
Exercised
Cancelled/Forfeited
Outstanding, December 31, 2016	650,000	$0.69	8.86
Exercisable, December 31, 2016	650,000	$0.69	8.86

As of December 31, 2017, employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $0.50. On September 15, 2017, two officers exercised their 400,000 options at a cost of $200,000, by offsetting and reducing their deferred salary and other amounts owed to them by the Company.

6. WARRANTS

Following is a summary of warrants outstanding at December 31, 2017:

Number of
Warrants	Exercise Price	Expiration Date
541,362	$0.00002	July 2023
25,000	$0.20	April 2022
312,500	$0.20	August 2022
287,500	$0.20	April 2023
125,000	$0.20	May 2023
81,250	$0.20	August 2023
2,800,000	$0.40	May 2022
187,500	$0.20	January 2024

Effective May 1, 2017, the Board of Directors of the Company authorized the issuance of 2,800,000 warrants to purchase 2,800,000 shares of the Company’s common stock at an exercise price of $0.40 per share for a period of five years from the date of issuance to the officers of the Company. These warrants were fully-vested upon grant and as such, an expense was recognized upon grant. The fair value of the warrants was calculated using a Black-Scholes model and was estimated to be $194,956. The significant assumptions used in the calculations were as follows:

Term	5.0 years
Dividend Yield	0%
Risk-free rate	1.84%
Volatility	60%

7. DERIVATIVE LIABILITIES

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

The following table summarizes activity in the Company’s derivative liability during the years ended December 31, 2017 and 2016:

12-31-2015 Balance	$1,197,952
Creation	2,813,219
Settlement	(112,005)
Change in Value	1,633,732
12-31-2016 Balance	$5,532,898

12-31-2016 Balance	$5,532,898
Creation	1,188,275
Reclassification to Equity	(163,674)
Change in Value and Extinguishment of Debt	(5,856,152)
12-31-2017 Balance	$701,347

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

Term	0.5 years -7.0 years
Dividend Yield	0%
Risk-free rate	1.20% - 1.77%
Volatility	60%

8. GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred net losses and as of December 31, 2017 had an accumulated deficit totaling $13.1 million. During the years ended December 31, 2017 and 2016, the Company utilized an aggregate of $1.35 Million of cash in operating activities and incurred an aggregate net loss of $3.9 million. The continuing losses have adversely affected the liquidity of the Company.

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

9. COMMITMENTS AND CONTINGENCIES

Leases

The Company entered into a facility lease agreement effective June 1, 2015 for three years with an option to extend for a 24 month period effective on June 1, 2018.

Future annual minimum lease commitments, excluding property taxes and insurance, on this lease are as follows:

2018	$12,890

Litigation

In 2009, the Company was notified by the Internal Revenue Service that additional payroll taxes, interest, and penalty charges were still owed. After researching, it is believed that the Internal Revenue Service double booked the original payments made and released the lien in error. Settlement was reached and the Company is currently paying $2,578 per month on a total liability of $16,831 as of December 31, 2017, including interest and penalties, with a potential balloon payment in one year subject to re-negotiation after one year with the IRS.

Administrative Claim of Greenberg Glusker Fields Claman & Machtinger LLP

On January 30, 2017 the Company entered into a new Agreement. Under the terms of the Agreement, the Company has agreed to pay Greenberg $1,117,574 plus any interest that has accrued at the rate of 6.0% per annum, as follows: (i) $100,000 on or before December 31, 2017 (which as of April 17, 2018 has not been paid); (ii) $150,000 on or before December 31, 2018 (iii) 4.0% of the first $2.5 million of gross proceeds of any private or public offering by the company (an “Offering”); (iv) 2.0% of the next $2.5 million of gross proceeds from such Offerings; (v) 4.0% of any gross proceeds thereafter from such Offerings; and (vi) the remaining balance on or before December 31, 2019.

In addition, Greenberg has the option to convert up to $150,000 of the balance into a warrant that would convert on terms that are equal to (or, in certain cases, better than) the terms offered in subsequent rounds of financing.

Bankruptcy Closure

On January 31, 2017, United States Bankruptcy Judge for the Central District of California, Neil Bason, granted the Company’s unopposed motion for entry of final decree and also granted approval of the two stipulations regarding payment of court-approved fees. As a result, the Imaging3 Chapter 11 proceeding is now closed. The Company is no longer subject to the jurisdiction of the Bankruptcy Court, and the case cannot be converted to a Chapter 7 proceeding, except that the Judge’s order in its final paragraph stated that “Notwithstanding the foregoing [order closing the bankruptcy case pursuant to 11 United States Code Section 350(a)] the bankruptcy case may be reopened on motion as set forth in the Greenberg, Glusker Fee Agreement and/or the Mentor Fee Agreement and thus the court retains jurisdiction for those purposes and as otherwise provided by law or as contemplated by the prior orders and proceedings of this court”. Thus, technically, the case could possibly be reopened by either of those aforementioned creditors. As of the date of filing of this report, the Company is in default of certain terms of the Greenberg, Glusker and Mentor agreements, however, the Company maintains open and cordial relations with Greenberg, Glusker and Mentor.

Pending Litigation

On September 13, 2017 Alpha Capital Anstalt and Brio Capital Master Fund, LTD, two minority members of a group of investors in the Company, filed a lawsuit seeking damages and injunctive relief in the United States District Court for the Southern District of New York, claiming that the Company breached certain Note and Warrant agreements among the parties to the action. The holders of the majority of the investment involved in the above lawsuit chose not to join in the lawsuit. On November 21, 2017, the Court denied the Plaintiff’s request for injunctive relief against the Company. As a result the case essentially becomes an action for money damages against the Company, which the Company believes to be without merit and will vigorously defend.

10. RELATED PARTY TRANSACTIONS

In January of 2017, the Company issued 1,500,000 shares valued at $45,000 to Emilio Aguilera, the son of the Company’s Chief Financial Officer, for services rendered.

11. SUBSEQUENT EVENTS

On March 16, 2018, the Company effected a reverse split of all the outstanding shares of common stock at a ratio of 1 for 20.

Effective March 5, 2018, Imaging3, Inc. (the “Company”) completed a change of domicile (the “Reincorporation”) to Delaware from California by means of a merger of Imaging3 Inc., a California corporation (“IGNG-CA”) with and into the Company’s wholly-owned subsidiary, Imaging3, Inc., a Delaware corporation (“IGNG-DE”). The merger agreement was entered into on September 22, 2017 and was previously disclosed and attached as an appendix to the Company’s Definitive Proxy Statement on Form 14A filed with the Securities and Exchange Commission on October 3, 2017 (the “Proxy Statement”). The certificate of merger was accepted by the State of Delaware on March 5, 2018. The Reincorporation was approved by a majority of the Company’s stockholders at a special meeting of stockholders on November 16, 2017.

During the first quarter ending March 31, 2018, the Company issued 16,374,615 shares of common stock, 1,900,000 shares related to services valued at $413,000. 474,615 shares were issued for cash proceeds of $70,000, and 14,000,000 shares related to Stock-based compensation.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated (2013Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1. As of December 31, 2017, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. As of December 31, 2017 we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of our public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of December 31, 2017:

Name	Age	Position
John Hollister	57	CEO and Chairman
Dane Medley	59	President and Principle Executive, Director
Xavier Aguilera	69	Executive Vice President, CFO, Corp Secretary, Director
Dr. Art Lu	70	Director
Richard Klug	62	Director

John Hollister joined Imaging3 on December 19, 2017 to serve as the Chief Executive Officer and Chairman of the Board. Mr. Hollister brings nearly 30 years of healthcare leadership to Imaging3. Prior to joining the Company, Mr. Hollister served as the Chief Executive Officer of NuLife Sciences, a publicly traded (OTCQB; NULF) company (2016-2017) developing a proprietary process for transplant and wound care. Prior to NULF(2014-2015), he served as the first Chief Executive Officer and Director of NEMUS Bioscience (OTCQB: NMUS), a publicly traded life-sciences company developing a variety molecules for multiple indications. He helped establish the company and served in this capacity during the licensing of the core technologies, the process of going public and the first year of raising necessary capital. From 2011-2013, Mr. Hollister served as the Executive Vice President, Marketing for Tethys Bioscience, a diagnostic company in the field of personalized medicine. Between 2009 and 2011, he was an independent healthcare consultant working with a variety of private, early stage healthcare companies. From 2006 and 2009, Mr. Hollister served as the Chief Executive Officer and Director of EEG Spectrum, a medical device company. Mr. Hollister was promoted to Chairman after the first year working with the company. Prior to EEG Spectrum, Mr Hollister spent 5 years at AMGEN in product marketing and as the Global Commercial Leader in Oncology. Prior to AMGEN, he spent three years as the Director of Marketing at Aviron, an early stage vaccine company and he started his career spending 8 years (1988-2006) at SmithKline Beecham in a variety of sales and marketing positions. Mr. Hollister received his BA in Economics at Stanford University and his MBA at the Drucker Graduate Management Center at the Claremont Graduate University. He also serves as the Secretary of the Board of the Brain and Behavior Research Foundation, the largest donor supported charity focused on research of the brain.

Dane Medley served as the Chairman and Chief Executive Officer of the Company since October 2012. With the addition of John Hollister to the Executive Team, Mr. Medley assumed the title of President and Principle Executive Officer. Prior to joining the Company, Mr. Medley was the Senior Vice President of Service and Operations at Xerox Corporation (2008-2012), the Regional Operations Specialist at Sharp Electronics Corporation (2002-2007), a Service Manager at Lewan & Associates, Inc. (1986 to 2001), and served in the United States Air Force from 1981 to 1985.

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

Dr. Arthur Lu Dr. Arthur Lu has been a director of the Company since December 1, 2015. Since 1987, Dr. Lu has worked in private practice as an ophthalmologist. He worked as an ophthalmologist at Magnolia Eye Care, Medical Center, Inc. from 1987 to 2005. Dr. Lu was an assistant clinical professor at the University of California, San Diego from 1987 to 1997. He is a member of the American Academy of Ophthalmology, California Medical Association, and Orange County Medical Association. Dr. Lu became a fellow of the American Board of Ophthalmology in 1989, a diplomat of the American Board of Ophthalmology in 1988, a licensed physician and surgeon in California in 1985, and a diplomat of the National Board of Medical Examiners in 1984. Dr. Lu received his Doctor of Medicine from the University of California, Irvine in 1983, his Master of Science degree in electrical engineering from the University of Southern California in 1978, his Bachelor of Science degree in electrical engineering from California State University at Los Angeles in 1976, and his Bachelor of Science degree in biochemistry from California State University at Los Angeles in 1974.

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

Board Committees

Our board of directors has appointed an audit committee. The board of directors has adopted a written charter of the audit committee. The audit committee is authorized by the board of directors to review our annual financial statements prior to publication, and to review the work of, and approve non-audit services performed by, our independent accountants. The audit committee will make annual recommendations to the board for the appointment of independent public accountants for the ensuing year. The audit committee will also review the effectiveness of the financial and accounting functions and our organization, operations and management. The audit committee was formed on August 31, 2003. The audit committee held two meetings during fiscal year ended December 31, 2017.

Our board of directors does not have a compensation committee so all decisions with respect to management compensation are made by the whole board. Our board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm’s length.

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2017 with senior management. The audit committee has reviewed and discussed with management our audited financial statements. The audit committee has also discussed with Rose, Snyder and Jacobs LLP (“RSJ”), our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 16 (Communication with Audit Committees) and received the written disclosures and the letter from RSJ required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The audit committee has discussed with RSJ the independence of RSJ as our auditors. Finally, the audit committee has considered whether the independent auditor’s provision of non-audit services to us is compatible with the auditors’ independence. Based on the foregoing, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for filing with the United States Securities and Exchange Commission. Our audit committee did not submit a formal report regarding its findings.

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

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements that would be applicable to our Reporting Persons (as our securities are registered under Section 12 of the Exchange Act) during and with respect to the fiscal year ended December 31, 2017 have been met on a timely basis.

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

The Elements of Imaging3’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raise’s include subjective factors related to corporate and individual performance. For the year ended December 31, 2017, all executive officer base salary decisions were approved by the board of directors.

Incentive Compensation Awards

The Named Executives have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Imaging3: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price. The board has not adopted specific performance goals and target bonus amounts for any of its fiscal years, but may do so in the future. It is anticipated that such an incentive compensation awards program may commence during the year 2017.

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

Executive Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2017 and December 31, 2016 for services rendered in all capacities, by our chief executive officer and our other most highly compensated executive officers during the fiscal years ended December 31, 2017 and December 31, 2016.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Dane Medley	2017	$36,000	0	$0	0	0	0		$36,000
Chief Executive Officer	2016	$36,000	0	0	900,000	0	0		$936,000

			0	0	0	0	0
			0	0	0	0	0

Xavier Aguilera,	2017	$36,000	0	$0		0	0		$36,000
Chief Financial Officer/Treasurer, Executive Vice President, and Corporate Secretary	2016	$36,000	0	0	500,000	0	0		$536,000

Officers as a Group	2017	$72,000	0	$0	0	0	0	$
	2016	$72,000	0	0	1,400,000	0	0		$1,472,000

John Hollister was appointed as CEO on December 19, 2017, therefore, he did not receive any compensation.

Employment Agreements

We have entered into five-year employment agreements with our chief executive officer and our chief financial officer, which commenced in January 2017. We may enter into new employment agreements with them in the future.

Employee Benefit Plans

We have not yet, but may in the future, establish a management stock option plan pursuant to which stock options may be authorized and granted to the executive officers, directors, employees and key consultants of Imaging3. In the event we establish the stock option plan, we expect to authorize approximately 36,576,614 shares or more for future issuance.

Director Compensation

None of our directors received any compensation for their respective services rendered to us as directors during the year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Imaging3 at December 31, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of December 31, 2017 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 8,475,120 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o Imaging3, Inc., 3022 North Hollywood Way, Burbank, California 91505. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

Dane Medley, President	1,820,000	6%

Xavier Aguilera, Executive Vice President, and Secretary	1,000,000	4%

All current Executive Officers as a Group	2,820,000	10%

*	Less than 1%.

(1)	Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of December 31, 2017.

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

	2017	2016
Audit Fees(1)	$88,000	$84,400
Audit Related Fees	-0-	8,500
All Other Fees(2)	-0-	-0-
	$88,000	$92,900

(1)	Audit Fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports. With respect to audit related fees, $8,500 was paid to M&K CPAS, PLLC (our prior principal auditing firm) during the year ended December 31, 2016.

(2)	Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.

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

IMAGING3, INC.

Dated: April 17, 2018	By:	/s/ John Hollister
John Hollister
CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2018

/s/ John Hollister
John Hollister, CEO
Executive Officer

Dated: April 17, 2018
/s/ Xavier Aguilera
Xavier Aguilera, Executive Vice President, Corporate Secretary

