Form 10-K/A
period 2017-12-31
IMAGING3 INC
filed 2018-04-18
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2017 of IMAGING3, INC. (the “Company”) filed with the Securities and Exchange Commission on April 17, 2018 (the “Form 10-K”) is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

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

IMAGING3, INC.

Dated: April 18, 2018	By:	/s/ John Hollister
John Hollister
CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 18, 2018

/s/ John Hollister
John Hollister, CEO
Executive Officer

Dated: April 18, 2018
/s/ Xavier Aguilera
Xavier Aguilera, Executive Vice President, Corporate Secretary