Form 10-Q
period 2018-03-31
IMAGING3 INC
filed 2018-05-21
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2018

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______________to ______________

Commission File Number: 000-50099

IMAGING3, INC.

(Exact name of registrant as specified in its charter)

CALIFORNIA	95-4451059
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 21, 2018, the number of shares outstanding of the registrant’s class of common stock was 37,132,498.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IMAGING3, INC.

CONDENSED BALANCE SHEETS

AT MARCH 31, 2018 AND DECEMBER 31, 2017

	3/31/2018	12/31/2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$63,160	$3,594

Total current assets	63,160	3,594

Total assets	$63,160	$3,594

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,025,174	$704,133
Subscription payable	115,600	130,600
Administrative claims payable	1,131,916	1,131,916
Convertible notes payable, net of discount of $179,307 and $455,478 respectively	1,312,445	1,043,502
Derivative liability	1,393,799	701,347
Total current liabilities	$4,978,934	$3,711,498

TOTAL LIABILITIES	$4,978,934	$3,711,498

STOCKHOLDERS’ DEFICIT
Common stock, authorized 1,000,000,000, no par value and 34,735,051 and 15,474,454 Issued and outstanding as of March 31, 2018 and December 31, 2017 respectively	14,938,588	9,417,055
Accumulated deficit	(19,854,362)	(13,124,959)
Total stockholders’ deficit	(4,915,774)	(3,707,904)
Total liabilities and stockholders’ deficit	$63,160	$3,594

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.

CONDENSED STATEMENTS OF OPERATIONS

March 31, 2018 and 2017

(UNAUDITED)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017

Net revenues	$-	$4,785

Cost of goods sold	-	-
Gross profit	-	4,785

Operating expenses:
General and administrative expenses	5,671,297	349,015
Total operating expenses	5,671,297	349,015

Loss from operations	(5,671,297)	(344,230)

Other income (expense):
Interest expense	(305,293)	(288,654)
Change in value of derivative instruments	(745,855)	1,473,532
Gain (loss) on extinguishment of debt	(6,958)	3,668,776
Other income (expense), net	-	6,899
Total other income (expense)	(1,058,106)	4,860,554

Income (Loss) before income taxes	(6,729,403)	4,516,324

Provision for income taxes	-	-

Net income (loss)	$(5,006,903)	$4,516,324

Net income (loss) per share - Basic	$(0.37)	$0.36
Net income (loss) per share – Diluted	$(0.37)	$0.30
Weighted average common stock outstanding – Basic	18,074,095	12,694,536
Weighted average common stock outstanding - Diluted	18,074,095	14,820,675

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.

CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED

MARCH 31, 2018 AND 2017

(UNAUDITED)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,729,403)	$4,516,324
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non Cash Interest	270,910	272,415
(Gain) loss on extinguishment of debt	6,958	(3,668,776)
Change in value of derivatives	745,855	(1,473,532)
Shares issued for services	5,280,660	210,000
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	325,812	(14,155)
Deferred revenue	-	(4,785)
Net cash used for operating activities	(99,207)	(162,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	10,000	150,035
Proceeds from sale of stock, net of offering costs	148,773	7,000
Net cash provided for financing activities	158,773	157,035

NET DECREASE IN CASH & CASH EQUIVALENTS	59,566	(5,474)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,594	22,638

CASH & CASH EQUIVALENTS, ENDING BALANCE	$63,160	$17,164
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
Notes and accrued interest converted to common stock	$40,900	$196,797
Promissory notes issued for no cash consideration	$-	$152,820

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

The Company is a development stage medical device company. The Company has developed a portable proprietary imaging technology designed to produce 3D images in real time. The Company’s devices emit low levels of radiation and require less specialized power sources than currently available imaging devices. The Company’s lead device, the Dominion Smartscan™, for which the Company plans to submit a 510K application with the FDA in mid-2018, will be portable and works on conventional household current. While the primary focus is applications for the healthcare industry, there are many potential non-healthcare related uses for the Company’s technology, including agriculture and security.

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

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had no cash equivalents at March 31, 2018.

Revenue Recognition

Effective January 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using the modified retrospective approach, had no significant impact on the Company’s results of operation, cash flows or financial position.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management’s expectations and has a revenue receivables policy for service and warranty contracts. Equipment sales usually have a one-year warranty of parts and service. After a one-year period, the Company contacts the buyer to initiate the sale of a new warranty contract for one year. Warranty revenues are deferred and recognized on a straight line basis over the term of the contract or as services are performed.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. During 2018, potentially dilutive securities were excluded from the computation of weighted average shares outstanding-diluted because their effect was anti-dilutive.

Numerator:
Net income attributable to common shareholders	$4,516,324

Denominator:
Weighted-average number of common shares outstanding during the period	12,694,536
Dilutive effect of stock options, warrants, and convertible promissory notes	2,126,139
Common stock and common stock equivalents used for diluted earnings per share	14,820,675

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

The Company had the following assets or liabilities measured at fair value on a recurring basis at March 31, 2018.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$1,393,799	$1,393,799

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

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include – the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 became effective for the Company in the first quarter of fiscal 2018. The adoption of this standard had no material impact on the Company’s financial position or results of operations.

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

2. INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of March 31, 2018.

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act). Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) requires that the company recognize the effects of changes in tax laws or tax rates in the financial statements for the period in which such changes were enacted. Among other things, changes in tax laws or tax rates can affect the amount of taxes payable for the current period, as well as the amount and timing of deferred tax liabilities and deferred tax assets. The Company has begun the process of analysis of the 2017 Tax Act and will recognize the effect of the changes in tax laws or rates in the period that the process has been completed.

3. NOTES PAYABLE

During 2015 and 2016, the Company issued promissory notes that bear interest at 5%-10% per annum and were due on various dates throughout 2015, 2016 and 2017. These notes are secured by substantially all assets of the Company. The convertible promissory notes are convertible into shares of the Company’s common stock at a rate equal to $0.20-$1.00 per share, subject to downward adjustments for future equity issuances. In connection with these convertible promissory notes, the Company issued warrants to purchase 3,325,000 shares of common stock at an exercise price of $0.20 per share, subject to downward adjustments for future equity issuances. The warrants have a term of 7 years from the date of issuance. The Company is in default under the terms of these notes.

The conversion features and warrants are considered derivative liabilities pursuant to ASC 815 and were measured at their grant-date fair value and recorded as a liability and note discount on the date of issuance. Subsequent changes to the value of the derivative liabilities are recorded in earnings.

On January 5, 2017 the Company entered into a financing arrangement with five accredited investors (the “Investors”), whereby amendments to certain convertible note agreements totaling $662,000 were enacted. The amendments to the convertible note agreements involved (1) extending the maturity dates of the note agreements; and (2) amending the optional conversion provisions of the original note agreements to now describe an adjustable conversion price based on the completion of a qualified financing offering. If the cumulative gross proceeds of such offerings exceed $2.5 million, the conversion price will be adjusted automatically to match the offering’s conversion price and conversion to common shares will occur automatically. If the cumulative gross proceeds of such offerings remain below $2.5 million, the conversion price adjusts to match the offering conversion price for the Investors. Should there be an event of default under these amended notes, the Investors will have, in addition to all the other rights described in that certain Securities Purchaser Agreement, the right, at each Investor’s option, to convert the notes into common shares at $0.20 per share. The Company and certain Investors agreed to amend its warrant agreements to reduce the number of warrants by 75% to 831,250. The exercise price remains at $0.20 per share. As of March 31, 2018, $662,000 of principal remains outstanding, which is due on May 18, 2018.

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

The Investors agreed to lend the Company up to $200,000, in increments of $50,000, at the Company’s discretion (the “Additional Loans”), as long as the Original Notes are not in default. These loans will be evidenced by note agreements in the form of the original notes as amended, described above, with a maturity date of August 31, 2017, which was subsequently amended to May 18, 2018, and bear interest at 10% per annum. These notes have a face value of 118.75% of the funds actually advanced and contain conversion features (conversion price of $0.025 per share) making them derivative instruments. As of March 31, 2018, $150,034 of cash proceeds have been received from this agreement, for a total principal outstanding of $178,166. The Additional Loans are secured by a UCC filing on the Company’s assets. In addition, the Company issued 187,500 warrants in the form of the original Warrants as amended granting the Investor the right to purchase, at $0.20 per share in connection with these notes.

The agreement to amend the notes and warrants and to loan additional monies to the Company, as described above, was dependent on the two officers of the Company—Chief Executive Officer Dane Medley and Chief Financial Officer Xavier Aguilera—agreeing to restate their respective employment agreement, which they both have done.

On May 25, 2017 the Company completed the sale of $500,000 of Convertible Promissory Notes (the “Notes”) to two accredited investors (the “Investors”) that are due May 23, 2018 (the “Maturity Date”). After transaction costs, the company netted $425,000 from the sale of the Notes. These Notes bear interest at the rate of 12% per annum to the Maturity Date and may be redeemed by the Company for 125% of face value within 90 days of issuance and at 135% of face value from 91 days after issuance and before 180 days after issuance. Any amount of principal or interest on these notes which is not paid when due shall bear interest at the rate of 24% per annum from the due date thereof until the same is paid. If the Notes are not repaid by the end of this period, any balance due is convertible—at the option of the note holders—into common stock at 60% of the lowest closing price for the prior 20 trading days. In connection with the sale of the Notes, the Investors received a commitment fee totaling 900,000 shares valued at $180,000, and the holders of a majority of the principal amount of the Company’s notes outstanding at May 18, 2017 (the “Prior Notes”) executed, as of that date, an Omnibus Amendment that enabled the transaction by (i) extending the maturity date of these Prior Notes to May 18, 2018 and (ii) restricting the rights of all the holders of the Prior Notes, including their right to convert until certain conditions are met. In addition, the holders of these Prior Notes were relieved of their obligation to provide the final note tranche of $50,000. In connection with these notes, the Company recorded note discounts totaling $648,750 and an immediate charge to interest of $411,725 related to the excess value of the conversion feature derivative over the carrying value of the notes. During the quarter ended March 31, 2018, $40,900 of principal and accrued interest we’re converted into 500,000 shares of common stock, resulting in a loss on extinguishment of $6,958.

Amortization of note discounts amounted to $270,410 and $135,580 during the three months ended March 31, 2018 and 2017, respectively.

4. STOCKHOLDERS’ EQUITY

Preferred Stock

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company is authorized to issue 2,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of January 18, 2016, Imaging3 issued 2,000 preferred voting shares to Dane Medley, CEO/Chairman. Each share constitutes 350,000 voting shares. The estimated value of these shares was not significant. However, Dane Medley relinquished these voting shares during the first quarter ending March 31, 2017 for consideration of $60,000, which has not yet been paid and is included in accounts payable at March 31, 2018.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of no par value common stock.

During the three months ended March 31, 2017, the Company issued a total of 7,500 shares of common stock for cash proceeds of $7,000 and 350,000 shares of common stock for services, valued at $210,000.

During the three months ended March 31, 2018, the Company issued a total of 1,268,921 shares of common stock for cash in the amount of $148,773 and 17,525,000 shares were issued for services rendered valued at $3,558,160.

As of March 31, 2018, there were approximately 585 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 31, 2018, there were approximately 34,735,051 shares of our common stock outstanding on record.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 27,000,000 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of March 31, 2018, employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $0.50.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise Price	Contractual
Transactions in FY 2018	Quantity	Per Share	Life
Outstanding, December 31, 2017	250,000	$0.50	7.57
Granted	0
Exercised	0
Cancelled/Forfeited	0
Outstanding, March 31, 2018	250,000	$0.50	7.32
Exercisable, March 31, 2018	250,000	$0.50	7.32

The weighted average remaining contractual life of options outstanding issued under the Plan was 7.32 years at March 31, 2018.

5. WARRANTS

Following is a summary of warrants outstanding at March 31, 2018:

Number of Warrants	Exercise Price	Expiration Date
541,362	$0.00002	July 2023
25,000	$0.20	April 2022
312,500	$0.20	August 2022
287,500	$0.20	April 2023
125,000	$0.20	May 2023
81,250	$0.20	August 2023
2,800,000	$0.40	May 2022
187,500	$0.20	January 2024

6. DERIVATIVE LIABILITIES

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

The following table summarizes activity in the Company’s derivative liability during the three months ended March 31, 2017:

12-31-2017 Balance	$701,347
Creation / Settlement	$(53,403)
Change in Value and Extinguishment of Debt	$745,855
03-31-2018 Balance	$1,393,799

As of the March 31, 2018, there are 7,290,177 shares issuable upon conversion of the Company’s convertible debts accounted for as derivative liabilities.

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

Term	0.1 years - 7.0 years
Dividend Yield	0%
Risk-free rate	2.06% - 2.63%
Volatility	Up to 65%

7. COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2018, the Company is in default under the terms of this agreement.

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

8. SUBSEQUENT EVENTS

During the period after the three months ended March 31, 2018, the Company issued a total of 2,397,947 shares of common stock bringing the total amount of stock issued as of May 18, 2018 to 37,132,498 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q may contain “forward-looking statements,” as that term is used in federal securities laws, about Imaging3, Inc.’s financial condition, results of operations and business. These statements include, among others:

●	statements concerning the potential benefits that Imaging3, Inc. (“Imaging3” or the “Company”) may experience from its business activities and certain transactions it contemplates or has completed; and

●	statements of Imaging3’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Imaging3’s actual results to be materially different from any future results expressed or implied by Imaging3 in those statements. The most important facts that could prevent Imaging3 from achieving its stated goals include, but are not limited to, the following:

a.	volatility or decline of Imaging3’s stock price;

b.	potential fluctuation in quarterly results;

c.	failure of Imaging3 to earn revenues or profits;

d.	inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

e.	failure to commercialize Imaging3’s technology or to make sales;

f.	changes in demand for Imaging3’s products and services;

g.	rapid and significant changes in markets;

h.	litigation with or legal claims and allegations by outside parties;

i.	insufficient revenues to cover operating costs, resulting in persistent losses;

j.	dilution in the ownership of the Company through the issuance by us of additional securities and the conversion of outstanding warrants, notes and other securities; and

k.	failure of Imaging3 to obtain approval of its proprietary medical imaging technology and device from the Federal Food and Drug Administration.

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

Current Overview

On December 19, 2017 we hired a new CEO and Director to help move the company forward. John Hollister has replaced Dane Medley as CEO and Mr. Medley now a serves as the President and Director.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using the modified retrospective approach, had no significant impact on the Company’s results of operation, cash flows or financial position.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management’s expectations and has a revenue receivables policy for service and warranty contracts. Equipment sales usually have a one-year warranty of parts and service. After a one-year period, the Company contacts the buyer to initiate the sale of a new warranty contract for one year. Warranty revenues are deferred and recognized on a straight line basis over the term of the contract or as services are performed.

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

Results of Operation for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

We had revenues in the first quarter of 2018 of $0 compared to $4,785 in 2017. The decrease in revenue is due to decreased warranty sales and focusing our resources on FDA clearance and commercialization of our Dominion Smartscan product.

Our cost of revenue was $0 in the first quarter of 2018 compared to $0 in the first quarter of 2017. Accordingly, we had a gross profit in the first quarter of 2018 of $0 compared to $4,785 in the first quarter of 2017. Our operating expenses increased to $3,948,797 in the first quarter of 2018 as compared to $349,015 in the first quarter of 2017, primarily due to shares issued for services. Our loss on operations increased to $5,671,297 in the first quarter of 2018 compared to $344,230 in the first quarter of 2017. Our net loss was $6,729,403 in the first quarter of 2018 compared to a net income of $4,516,324 in the first quarter of 2017 as a result of shares issued for services and an adjustment to the derivative liability in the current period in the amount of $745,855.

Liquidity and Capital Resources

The Company’s cash position was $63,160 at March 31, 2018, compared to $3,594 at December 31, 2017.

As of March 31, 2018, the Company has a working capital deficit of $4,915,774 as compared to $3,707,904 at December 31, 2017.

Net cash used in operating activities amounted to $99,207 for the three month period ended March 31, 2018, as compared to net cash used in operating activities of $162,509 for the three month period ended March 31, 2017 due primarily to decreased operating expenses.

Net cash provided by financing activities amounted to $158,773 and $157,035 for the three month periods ended March 31, 2018 and 2017, respectively. The decrease in 2018 as compared to 2017 resulted mainly from an increase in proceeds from the issuance of stock during the period.

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

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of March 31, 2018 we had identified the following material weaknesses which still exist as of March 31, 2018 and through the date of this report:

i. As of March 31, 2018, and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

ii. As of March 31, 2018, and as of the date of this report, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

iii. As of March 31, 2018, and as of the date of this report, we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

PART II. OTHER INFORMATION

Administrative Claim of Greenberg Glusker Fields Claman & Machtinger LLP

On January 30, 2017 the Company entered into a new Agreement. Under the terms of the Agreement, the Company has agreed to pay Greenberg $1,117,574 plus any interest that has accrued at the rate of 6.0% per annum, as follows: (i) $100,000 on or before December 31, 2017; (ii) $150,000 on or before December 31, 2018 (iii) 4.0% of the first $2.5 million of gross proceeds of any private or public offering by the company (an “Offering”); (iv) 2.0% of the next $2.5 million of gross proceeds from such Offerings; (v) 4.0% of any gross proceeds thereafter from such Offerings; and (vi) the remaining balance on or before December 31, 2019. As of March 31, 2018, the Company is in default under the terms of this agreement.

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

IMAGING3, INC.

Dated: May 21, 2018	By:	/s/ John Hollister
John Hollister
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hollister	Dated: May 21, 2018
John Hollister
Chief Executive Officer

/s/ K. J. Biehl	Dated: May 21, 2018
Kenneth J. Biehl
Chief Financial Officer

