Form 10-Q/A
period 2018-03-31
IMAGING3 INC
filed 2018-05-23
CIK 1205181

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

EXPLANATORY NOTE

The purpose of this amendment to the Quarterly Report on Form 10-Q for the period ended March 31, 2018 of IMAGING3, INC. (the “Company”) filed with the Securities and Exchange Commission on May 21, 2018 (the “Form 10-Q”) is to correct the error in the Condensed Statement of Operations for Net Loss and related corrections regarding the net loss in Item 2. While the Loss before income taxes was correctly stated at $6,729,403, the Net Loss in this Form 10Q was incorrectly reported as $5,006,903. This filing has corrected the amount of Net Loss to $6,729,403 along with related changes in Item 2. The amount also corrects Note 4 to the condensed financial statements to correct the issuance of shares for cash and services.

This amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify in any way disclosures made in the original Form 10-Q, except for disclosures related to the aforementioned corrections.

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

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.

CONDENSED STATEMENTS OF OPERATIONS

March 31, 2018 and 2017

(UNAUDITED)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017

Net revenues	$-	$4,785

Cost of goods sold	-	-
Gross profit	-	4,785

Operating expenses:
General and administrative expenses	5,671,297	349,015
Total operating expenses	5,671,297	349,015

Loss from operations	(5,671,297)	(344,230)

Other income (expense):
Interest expense	(305,293)	(288,654)
Change in value of derivative instruments	(745,855)	1,473,532
Gain (loss) on extinguishment of debt	(6,958)	3,668,776
Other income (expense), net	-	6,899
Total other income (expense)	(1,058,106)	4,860,554

Income (Loss) before income taxes	(6,729,403)	4,516,324

Provision for income taxes	-	-

Net income (loss)	$(6,729,403)	$4,516,324

Net income (loss) per share - Basic	$(0.37)	$0.36
Net income (loss) per share - Diluted	$(0.37)	$0.30
Weighted average common stock outstanding - Basic	18,074,095	12,694,536
Weighted average common stock outstanding - Diluted	18,074,095	14,820,675

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.

CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED

MARCH 31, 2018 AND 2017

(UNAUDITED)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,729,403)	$4,516,324
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non Cash Interest	270,910	272,415
(Gain) loss on extinguishment of debt	6,958	(3,668,776)
Change in value of derivatives	745,855	(1,473,532)
Shares issued for services	5,280,661	210,000
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	325,812	(14,155)
Deferred revenue	-	(4,785)
Net cash used for operating activities	(99,207)	(162,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	10,000	150,035
Proceeds from sale of stock, net of offering costs	148,773	7,000
Net cash provided for financing activities	158,773	157,035

NET DECREASE IN CASH & CASH EQUIVALENTS	59,566	(5,474)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,594	22,638

CASH & CASH EQUIVALENTS, ENDING BALANCE	$63,160	$17,164
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
Notes and accrued interest converted to common stock	$40,900	$196,797
Promissory notes issued for no cash consideration	$-	$152,820

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. During 2018, potentially dilutive securities were excluded from the computation of weighted average shares outstanding-diluted because their effect was anti-dilutive. Computation of the weighted average shares outstanding-diluted for the three months ended March 31, 2017 is as follows:

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

The Company had the following assets or liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities – March 31, 2018	$-	$-	$1,393,799	$1,393,799
Derivative Liabilities – December 31, 2017	$-	$-	$701,397	$701,397

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

3. NOTES PAYABLE

During 2015 and 2016, the Company issued promissory notes that bear interest at 5%-10% per annum and were due on various dates throughout 2015, 2016 and 2017. These notes are secured by substantially all assets of the Company. The convertible promissory notes are convertible into shares of the Company’s common stock at a rate equal to $0.20 per share, subject to downward adjustments for future equity issuances. In connection with these convertible promissory notes, the Company issued warrants to purchase 3,325,000 shares of common stock at an exercise price of $0.20 per share, subject to downward adjustments for future equity issuances. The warrants have a term of 7 years from the date of issuance. The Company is in default under the terms of these notes.

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

On May 25, 2017 the Company completed the sale of $500,000 of Convertible Promissory Notes (the “Notes”) to two accredited investors (the “Investors”) that are due May 23, 2018 (the “Maturity Date”). After transaction costs, the company netted $425,000 from the sale of the Notes. These Notes bear interest at the rate of 12% per annum to the Maturity Date and may be redeemed by the Company for 125% of face value within 90 days of issuance and at 135% of face value from 91 days after issuance and before 180 days after issuance. Any amount of principal or interest on these notes which is not paid when due shall bear interest at the rate of 24% per annum from the due date thereof until the same is paid. If the Notes are not repaid by the end of this period, any balance due is convertible—at the option of the note holders—into common stock at 60% of the lowest closing price for the prior 20 trading days. In connection with the sale of the Notes, the Investors received a commitment fee totaling 900,000 shares valued at $180,000, and the holders of a majority of the principal amount of the Company’s notes outstanding at May 18, 2017 (the “Prior Notes”) executed, as of that date, an Omnibus Amendment that enabled the transaction by (i) extending the maturity date of these Prior Notes to May 18, 2018 and (ii) restricting the rights of all the holders of the Prior Notes, including their right to convert until certain conditions are met. In addition, the holders of these Prior Notes were relieved of their obligation to provide the final note tranche of $50,000. In connection with these notes, the Company recorded note discounts totaling $648,750 and an immediate charge to interest of $411,725 related to the excess value of the conversion feature derivative over the carrying value of the notes. During the quarter ended March 31, 2018, $40,900 of principal and accrued interest were converted into 500,000 shares of common stock, resulting in a loss on extinguishment of $6,958.

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

During the three months ended March 31, 2018, the Company issued a total of 1,148,921 shares of common stock for cash in the amount of $148,773 and 17,645,000 shares were issued for services rendered valued at $5,280,661.

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

Stock Options

As of March 31, 2018, employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $0.50.

Transactions in FY 2018	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2017	250,000	$0.50	7.57
Granted	0
Exercised	0
Cancelled/Forfeited	0
Outstanding ,March 31, 2018	250,000	$0.50	7.32
Exercisable, March 31, 2018	250,000	$0.50	7.32

The weighted average remaining contractual life of options outstanding issued under the Plan was 7.32 years at March 31, 2018.

5. WARRANTS

Following is a summary of warrants outstanding at March 31, 2018:

Number of Warrants	Exercise Price	Expiration Date
541,362	$0.00002	July 2023
25,000	$0.20	April 2022
312,500	$0.20	August 2022
287,500	$0.20	April 2023
125,000	$0.20	May 2023
81,250	$0.20	August 2023
2,800,000	$0.40	May 2022
187,500	$0.20	January 2024

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

8. SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company issued a total of 2,397,947 shares of common stock bringing the total amount of stock issued as of May 18, 2018 to 37,132,498 shares.

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

Current Overview

On December 19, 2017 we hired a new CEO and Director to help move the company forward. John Hollister has replaced Dane Medley as CEO and Mr. Medley now a serves the President & Principle Excutive Officer.

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

Our cost of revenue was $0 in the first quarter of 2018 compared to $0 in the first quarter of 2017. Accordingly, we had a gross profit in the first quarter of 2018 of $0 compared to $4,785 in the first quarter of 2017. Our operating expenses increased to $5,671,297in the first quarter of 2018 as compared to $349,015 in the first quarter of 2017, primarily due to shares issued for services. Our loss on operations increased to $5,671,297 in the first quarter of 2018 compared to $344,230 in the first quarter of 2017. Our net loss was $6,729,403 in the first quarter of 2018 compared to a net income of $4,516,324 in the first quarter of 2017 as a result of shares issued for services and an adjustment to the derivative liability in the current period in the amount of $745,855.

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

Net cash provided by financing activities amounted to $158,773 and $157,035 for the three month periods ended March 31, 2018 and 2017, respectively. The increase in 2018 as compared to 2017 resulted mainly from an increase in proceeds from the issuance of stock during the period.

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

IMAGING3, INC.

Dated: May 23, 2018	By:	/s/ John Hollister
John Hollister
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hollister	Dated: May 23, 2018
John Hollister
Chief Executive Officer

/s/ K. J. Biehl	Dated: May 23, 2018
Kenneth J. Biehl
Chief Financial Officer

