Form 10-Q
period 2018-06-30
IMAGING3 INC
filed 2018-08-20
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2018

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

As of August 20, 2018, the number of shares outstanding of the registrant’s class of common stock was 39,847,969.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

IMAGING3, INC.

CONDENSED BALANCE SHEETS

AT JUNE 30, 2018 AND DECEMBER 31, 2017

	6/30/2018	12/31/2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,194	$3,594

Total current assets	4,194	3,594

Total assets	$4,194	$3,594

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,081,359	$704,133
Subscription payable	134,905	130,600
Administrative claims payable	1,127,556	1,131,916
Convertible notes payable, net of discount of $0 and $455,478 respectively	2,285,842	1,043,502
Derivative liability	651,551	701,347
Total current liabilities	$5,281,213	$3,711,498

STOCKHOLDERS’ DEFICIT
Common stock and additional paid-in capital authorized 1,000,000,000 shares, no par value and 34,115,831 and 15,474,454 issued and outstanding as of June 30, 2018 and December 31, 2017 respectively.	15,444,049	9,417,055
Accumulated deficit	(20,721,068)	(13,124,959)
Total stockholders’ deficit	(5,277,019)	(3,707,904)
Total liabilities and stockholders’ deficit	$4,194	$3,594

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017

Net revenues	$-	$4,893	$-	$9,678

Cost of goods sold	-	14,042	-	14,042
Gross profit (loss)	-	(9,149)	-	(4,364)

Operating expenses:
General and administrative expenses	334,939	505,855	6,006,236	854,870
Total operating expenses	334,939	505,855	6,006,236	854,870

Loss from operations	(334,939)	(515,044)	(6,006,236)	(859,234)

Other income (expense):
Interest expense	(225,109)	(132,703)	(530,402)	(421,356)
Change in value of derivative instruments	742,248	168,693	(3,607)	1,642,225
Settlement of legal debt	(1,026,071)	-	(1,033,029)	3,668,776
Other income (expense)	(22,035)	(27,500)	(22,035)	(20,600)
Total other income (expense)	(530,967)	8,490	(1,589,073)	4,869,045

Income (loss) before income taxes	(865,906)	(506,514)	(7,595,309)	4,009,811

Provision for income taxes	800	800	800	800

Net income (loss)	$(866,706)	$(507,314)	$(7,596,109)	$4,009,011

Net income (loss) per share - Basic	$(0.02)	$(0.04)	$(0.27)	$0.32
Net income (loss) per share - Diluted	$(0.02)	$(0.04)	$(0.27)	$0.27
Weighted average common stock outstanding - Basic	38,844,783	12,560,550	28,574,832	12,661,546
Weighted average common stock outstanding - Diluted	38,844,783	12,560,550	28,574,832	14,591,853

The accompanying notes form an integral part of these unaudited financial statements.

IMAGING3, INC.
CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED

JUNE 30, 2018 AND 2017

(UNAUDITED)

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,596,109)	$4,009,011
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non Cash Interest	450,217	347,936
(Gain) loss on extinguishment of debt	6,959	(3,668,776)
Change in value of derivatives	3,532	(1,642,225)
Shares issued for services	5,442,076	363,300
Warrants issued for service	-	194,956
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	1,185,702	24,802
Deferred revenue	-	(9,678)
Net cash used for operating activities	(507,623)	(380,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	25,000	575,035
Repayment of notes payable	(10,000)	-
Proceeds from sale of stock, net of offering costs	493,223	7,000
Net cash provided from financing activities	508,223	582,035

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	600	201,361

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,594	22,638

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,194	$223,999
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
Notes and accrued interest converted to common stock	$40,900	$196,797
Promissory notes issued for no cash consideration	$789,090	$151,222

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

The Company is a development stage medical device company. The Company has developed a portable proprietary imaging technology designed to produce 3D images in real time. The Company’s devices emit low levels of radiation and require less specialized power sources than currently available imaging devices. The Company’s lead device, the Dominion Smartscan™, for which the Company plans to submit a 510K application with the FDA in fourth quarter 2018, will be portable and works on conventional household current. While the primary focus is applications for the healthcare industry, there are many potential non-healthcare related uses for the Company’s technology, including agriculture and security.

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

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

Management’s plan regarding this matter is to, amongst other things, seek additional equity financing by selling our equity securities, and continue seeking approval from the FDA to bring to market our smart scan technology imaging platform. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. Our ability to execute our business plan and continue as a going concern may be adversely affected if we are unable to raise additional capital or operate profitably.

The Company anticipates that further equity and debt financings will be necessary to continue to fund operations in the future and there is no guarantee that such financings will be available or, if available, on acceptable terms.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had no cash equivalents at June 30, 2018.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. During 2018, potentially dilutive securities were excluded from the computation of weighted average shares outstanding-diluted because their effect was anti-dilutive. Computation of the weighted average shares outstanding-diluted for the six months ended June 30, 2018 is as follows:

Numerator:
Net income attributable to common shareholders	$(7,596,109)

Denominator:
Weighted-average number of common shares outstanding during the period	12,661,546
Dilutive effect of stock options, warrants, and convertible promissory notes	1,930,307
Common stock and common stock equivalents used for diluted earnings per share	14,591,853

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

The Company had the following assets or liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities – June 30, 2018	$-	$-	$651,551	$651,551
Derivative Liabilities – December 31, 2017	$-	$-	$701,397	$701,397

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

4. NOTES PAYABLE

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

On January 5, 2017 the Company entered into a financing arrangement with five accredited investors (the “Investors”), whereby amendments to certain convertible note agreements totaling $662,000 were enacted. The amendments to the convertible note agreements involved (1) extending the maturity dates of the note agreements; and (2) amending the optional conversion provisions of the original note agreements to now describe an adjustable conversion price based on the completion of a qualified financing offering. If the cumulative gross proceeds of such offerings exceed $2.5 million, the conversion price will be adjusted automatically to match the offering’s conversion price and conversion to common shares will occur automatically. If the cumulative gross proceeds of such offerings remain below $2.5 million, the conversion price adjusts to match the offering conversion price for the Investors. Should there be an event of default under these amended notes, the Investors will have, in addition to all the other rights described in that certain Securities Purchase Agreement, the right, at each Investor’s option, to convert the notes into common shares at $0.20 per share. The Company and certain Investors agreed to amend its warrant agreements to reduce the number of warrants by 75% to 831,250. The exercise price remains at $0.20 per share. As of June 30, 2018, $662,000 of principal remains outstanding, which was due on May 18, 2018. The Company is in default under the terms of these notes.

In consideration of this reduction of the number of warrants, the Company issued to the Investors new convertible promissory notes in total principal amount of $124,688 in the same form as the original convertible notes described above as amended. These additional convertible notes accrue interest beginning on January 9, 2017 and were due May 18, 2018. The Company is in default under the terms of these notes.

The amendment to the notes and warrants were accounted for as an extinguishment of debt, which resulted in a gain on extinguishment of debt totaling $3,668,776 for the quarter ended March 31, 2017.

The Investors agreed to lend the Company up to $200,000, in increments of $50,000, at the Company’s discretion (the “Additional Loans”), as long as the Original Notes are not in default. These loans will be evidenced by note agreements in the form of the original notes as amended, described above, with a maturity date of August 31, 2017, which was subsequently amended to May 18, 2018, and bear interest at 10% per annum. These notes have a face value of 118.75% of the funds actually advanced and contain conversion features (conversion price of $0.025 per share) making them derivative instruments. As of June 30, 2018, $150,034 of cash proceeds has been received from this agreement, for a total principal outstanding of $178,166. The Additional Loans are secured by a UCC filing on the Company’s assets. In addition, the Company issued 187,500 warrants in the form of the original Warrants as amended granting the Investor the right to purchase, at $0.20 per share in connection with these notes. The Company is in default under the terms of these notes.

On May 25, 2017 the Company completed the sale of $500,000 of Convertible Promissory Notes (the “Notes”) to two accredited investors (the “Investors”) that are due May 23, 2018 (the “Maturity Date”). After transaction costs, the company netted $425,000 from the sale of the Notes. These Notes bear interest at the rate of 12% per annum to the Maturity Date and may be redeemed by the Company for 125% of face value within 90 days of issuance and at 135% of face value from 91 days after issuance and before 180 days after issuance. Any amount of principal or interest on these notes which is not paid when due shall bear interest at the rate of 24% per annum from the due date thereof until the same is paid. If the Notes are not repaid by the end of this period, any balance due is convertible—at the option of the note holders—into common stock at 60% of the lowest closing price for the prior 20 trading days. In connection with the sale of the Notes, the Investors received a commitment fee totaling 900,000 shares valued at $180,000, and the holders of a majority of the principal amount of the Company’s notes outstanding at May 18, 2017 (the “Prior Notes”) executed, as of that date, an Omnibus Amendment that enabled the transaction by (i) extending the maturity date of these Prior Notes to May 18, 2018 and (ii) restricting the rights of all the holders of the Prior Notes, including their right to convert until certain conditions are met. In addition, the holders of these Prior Notes were relieved of their obligation to provide the final note tranche of $50,000. In connection with these notes, the Company recorded note discounts totaling $648,750 and an immediate charge to interest of $411,725 related to the excess value of the conversion feature derivative over the carrying value of the notes. As of June 30, 2018, the balance of these Notes amounted to $497,771. The Company is in default under the terms of these notes.

Amortization of note discounts amounted to $449,717 and $211,000 during the six months ended June 30, 2018 and 2017, respectively.

On July 27, 2018 the United States District Court for the Southern District of New York granted Plaintiffs’ Alpha Capital Anstalt (“Alpha”) and Brio Capital Master Fund, Ltd.(“Brio”) Motion for Summary Judgment (“MSJ”) against the Company in the total amount of $1,274,525 plus 18% prejudgment interest from mid-2017. The Company believes the Court’s ruling was erroneous and intends to file a notice of appeal to the United States Court of Appeal for the Second Circuit within approximately 30 days. Management will continue its efforts begun prior to this ruling to settle with Alpha and Brio on terms acceptable to the parties to the litigation and potential equity investors which allow for a successful pathway for the development of the Company’s disruptive technology. Included in Other income (expense) is an accrual for $1,033,029 related to this contingent judgment, which was recorded in notes payable and accounts payable and accrued expenses.

5. STOCKHOLDERS’ EQUITY

Preferred Stock

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company is authorized to issue 2,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of January 18, 2016, Imaging3 issued 2,000 preferred voting shares to Dane Medley, CEO/Chairman. Each share constitutes 350,000 voting shares. The estimated value of these shares was not significant. However, Dane Medley relinquished these voting shares during the first quarter ending March 31, 2017 for consideration of $60,000, which was settled in the second quarter ending June 30, 2018.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of no par value common stock.

During the six months ended June 30, 2018, the Company issued a total of 2,904,171 shares of common stock for cash in the amount of $493,223 and 18,058,539 shares were issued for services rendered valued at $5,442,076. During the quarter ended June 30, 2018, 3,000,000 of these shares were cancelled.

As of June 30, 2018, there were approximately 590 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of June 30, 2018, there were approximately 34,115,831 shares of our common stock outstanding on record.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 27,000,000 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of June 30, 2018, former employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $0.50. These options expire in 2025.

Transactions in FY 2018	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2017	250,000	$0.50	7.57
Granted	0
Exercised	0
Cancelled/Forfeited	0
Outstanding ,June 30, 2018	250,000	$0.50	7.08
Exercisable, June 30, 2018	250,000	$0.50	7.08

The weighted average remaining contractual life of options outstanding issued under the Plan was 7.08 years at June 30, 2018.

6. WARRANTS

Following is a summary of warrants outstanding at June 30, 2018:

Number of Warrants	Exercise Price	Expiration Date
541,362	$0.00002	July 2023
25,000	$0.20	April 2022
312,500	$0.20	August 2022
287,500	$0.20	April 2023
125,000	$0.20	May 2023
81,250	$0.20	August 2023
2,800,000	$0.40	May 2022
187,500	$0.20	January 2024

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

The following table summarizes activity in the Company’s derivative liability during the six months ended June 30, 2018:

12-31-2017 Balance	$701,347
Creation / Settlement	$(53,403)
Change in Value and Extinguishment of Debt	$3,607
06-30-2018 Balance	$651,551

As of the June 30, 2018, there are 6,875,501 shares issuable upon conversion of the Company’s convertible debts accounted for as derivative liabilities.

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

8. COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2018, the Company is in default under the terms of this agreement.

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

9. SUBSEQUENT EVENTS

On July 27, 2018 the United States District Court for the Southern District of New York granted Plaintiffs’ Alpha Capital Anstalt (“Alpha”) and Brio Capital Master Fund, Ltd. (“Brio”) Motion for Summary Judgment (“MSJ”) against the Company in the total amount of $1,274,525 plus 18% prejudgment interest from mid-2017. The Company believes the Court’s ruling was erroneous and intends to file a notice of appeal to the United States Court of Appeal for the Second Circuit within approximately 30 days. Management will continue its efforts begun prior to this ruling to settle with Alpha and Brio on terms acceptable to the parties to the litigation and potential equity investors which allow for a successful pathway for the development of the Company’s disruptive technology. Included in Other income (expense) is an accrual for $1,033,029 related to this contingent judgment.

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

Current Overview

On December 19, 2017 we hired a new CEO and Director to help move the company forward. John Hollister has replaced Dane Medley as CEO and Mr. Medley is now a part time consultant.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in FASB Accounting Standards Codification ("ASC") 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The adoption of ASU 2014-09, using the modified retrospective approach, had no significant impact on the Company's results of operation, cash flows or financial position.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company's contracts have a single performance obligation and are short term in nature. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management’s expectations and has a revenue receivables policy for service and warranty contracts. Equipment sales usually have a one-year warranty of parts and service. After a one-year period, the Company contacts the buyer to initiate the sale of a new warranty contract for one year. Warranty revenues are deferred and recognized on a straight line basis over the term of the contract or as services are performed.

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

Results of Operation for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

We had revenues in the first six months of 2018 of $0 compared to $9,678 in 2017. The decrease in revenue is due to decreased warranty sales and focusing our resources on FDA clearance and commercialization of our Dominion Smartscan product.

Our cost of revenue was $0 in the first six months of 2018 compared to $14,402 in the first six months of 2017. Accordingly, we had a gross profit in the first six months of 2018 of $0 compared to a negative gross profit of $(4,364) in the first six months of 2017. Our operating expenses increased to $6,006,236 in the first six months of 2018 as compared to $854,870 in the first six months of 2017, primarily due to shares issued for services. Our loss on operations increased to $6,006,236 in the six months of 2018 compared to $859,234 in the first six months of 2017. Our net loss was $7,596,109 in the first six months of 2018 compared to a net income of $4,009,011 in the first six months of 2017 primarily as a result of shares issued for services in the current year and large gains recognized with the modification of notes payables and warrants during 2017.

Results of Operation for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

We had revenues in the second quarter of 2018 of $0 compared to $4,893 in 2017. The decrease in revenue is due to decreased warranty sales and focusing our resources on FDA clearance and commercialization of our Dominion Smartscan product.

Our cost of revenue was $0 in the second quarter of 2018 compared to $14,042 in 2017. Accordingly, we had a gross profit in the second quarter of 2018 of $0 compared to a negative gross profit of $(9,149) in the first six months of 2017. Our operating expenses decreased to $334,939 in the second quarter of 2018 as compared to $505,855 in the second quarter of 2017.. Our loss on operations decreased to $344,939 in the second quarter of 2018 compared to $515,044 in the second of 2017. Our net loss was $866,706 in the second quarter of 2018 compared to a net loss of $507,314 in the second quarter of 2017. The net loss in the second quarter of 2018 includes a change in the value of derivative instruments in the amount of $742,323 offset by the amount of $1,033,029 for an accrual of litigation related to certain notes and warrants payable.

Liquidity and Capital Resources

The Company’s cash position was $4,194 at June 30, 2018, compared to $3,594 at December 31, 2017.

As of June 30, 2018, the Company has a working capital deficit of $5,277,018 as compared to $3,707,904 at December 31, 2017.

Net cash used in operating activities amounted to $507,623 for the six month period ended June 30, 2018, as compared to net cash used in operating activities of $380,674 for the six month period ended June 30, 2017.

Net cash provided by financing activities amounted to $508,223 and $582,035 for the six month periods ended June 30, 2018 and 2017, respectively.

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

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital and debt financing. There is no guarantee that additional capital and debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of June 30, 2018 we had identified the following material weaknesses which still exist as of June 30, 2018 and through the date of this report:

1. As of June 30, 2018, and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of June 30, 2018, and as of the date of this report, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. As of June 30, 2018, and as of the date of this report, we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

PART II. OTHER INFORMATION

Administrative Claim of Greenberg Glusker Fields Claman & Machtinger LLP

On January 30, 2017 the Company entered into a new Agreement. Under the terms of the Agreement, the Company has agreed to pay Greenberg $1,117,574 plus any interest that has accrued at the rate of 6.0% per annum, as follows: (i) $100,000 on or before December 31, 2017; (ii) $150,000 on or before December 31, 2018 (iii) 4.0% of the first $2.5 million of gross proceeds of any private or public offering by the company (an “Offering”); (iv) 2.0% of the next $2.5 million of gross proceeds from such Offerings; (v) 4.0% of any gross proceeds thereafter from such Offerings; and (vi) the remaining balance on or before December 31, 2019. As of June 30, 2018, the Company is in default under the terms of this agreement.

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

IMAGING3, INC.

Dated: August 20, 2018	By:	/s/ John Hollister
John Hollister
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hollister	Dated: August 20, 2018
John Hollister
Chief Executive Officer

/s/ K. J. Biehl	Dated: August 20, 2018
Kenneth J. Biehl
Chief Financial Officer

