Form 10-Q
period 2018-09-30
IMAGING3 INC
filed 2018-11-14
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2018

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

As of November 14, 2018, the number of shares outstanding of the registrant’s class of common stock was 38,526,983.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

IMAGING3, INC.

CONDENSED BALANCE SHEETS

AT SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	9/30/2018	12/31/2017
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,219	$3,594

Total current assets	3,219	3,594

Total assets	$3,219	$3,594

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,138,523	$704,133
Subscription payable	144,225	130,600
Administrative claims payable	1,113,708	1,131,916
Convertible notes payable, net of discount of $0 and $455,478 respectively	2,189,735	1,043,502
Derivative liability	7,989,283	701,347
Total current liabilities	$12,575,474	$3,711,498

STOCKHOLDERS’ DEFICIT
Common stock and additional paid-in capital authorized 1,000,000,000 shares, no par value and 36,108,977 and 15,474,453 issued and outstanding as of September 30, 2018 and December 31, 2017 respectively.	15,778,100	9,417,055
Accumulated deficit	(28,350,355)	(13,124,959)
Total stockholders’ deficit	(12,572,255)	(3,707,904)
Total liabilities and stockholders’ deficit	$3,219	$3,594

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017

Net revenues	$-	$4,946	$-	$14,624

Cost of goods sold	-	221	-	14,263
Gross profit (loss)	-	4,725	-	361

Operating expenses:
General and administrative expenses	157,517	652,178	6,163,753	1,507,048
Total operating expenses	157,517	652,178	6,163,753	1,507,048

Loss from operations	(157,517)	(647,453)	(6,163,753)	(1,506,687)

Other income (expense):
Interest expense	(46,532)	(120,691)	(576,934)	(542,047)
Change in value of derivative instruments	(7,425,265)	72,277	(7,428,872)	1,714,502
Settlement of legal debt	-	-	(1,033,029)	3,668,776
Other income (expense)	27	28,233	(22,008)	7,633
Total other income (expense)	(7,471,770)	(20,181)	(9,060,843)	4,848,864

Income (loss) before income taxes	(7,629,287)	(667,634)	(15,224,596)	3,342,177

Provision for income taxes			800	800

Net income (loss)	$(7,629,287)	$(667,634)	$(15,225,396)	$3,341,377

Net income (loss) per share - Basic	$(0.19)	$(0.05)	$(0.46)	$0.01
Net income (loss) per share - Diluted	$(0.19)	$(0.05)	$(0.46)	$0.01
Weighted average common stock outstanding - Basic	41,077,195	14,455,487	32,803,572	13,268,320
Weighted average common stock outstanding - Diluted	41,077,195	14,455,487	32,803,572	14,318,211

The accompanying notes form an integral part of these unaudited financial statements.

IMAGING3, INC.

CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,225,396)	$3,341,377
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non Cash Interest	460,037	427,097
(Gain) loss on extinguishment of debt	47,926	(3,668,776)
Change in value of derivatives	7,428,872	(1,714,502)
Shares issued for services	5,442,076	648,300
Warrants issued for service	-	194,956
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	1,256,887	207,578
Deferred revenue	-	(14,624)
Net cash used for operating activities	(589,598)	(578,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	96,000	575,035
Proceeds from sale of stock, net of offering costs	493,223	7,000
Net cash provided from financing activities	589,223	582,035

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(375)	3,441

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,594	22,638

CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,219	$26,079
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
Notes and accrued interest converted to common stock	$239,902	$196,797
Promissory notes issued for no cash consideration	$789,090	$151,222
Compensation paid through exercise of stock options	$-	$200,000

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

The Company is a development stage medical device company. The Company has developed a mobile proprietary imaging technology designed to produce 3D X-ray images in real time, as well as real-time single and arrayed angles of X-ray images, or single or series of 3D X-ray images. The Company’s devices emit low levels of radiation and require less specialized power sources than currently available imaging devices. The Company’s lead device, the Dominion Smartscan™, for which the Company plans to submit a 510K application with the FDA in first quarter 2019, will be mobile and works on conventional 120V household power. While the primary focus is applications for the healthcare industry, there are many potential non-healthcare applications for the Company’s technology, including agriculture and security.

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

Management’s plan regarding this matter is to, amongst other things, seek additional equity financing by selling our equity securities, and continue with our plan to seek approval from the FDA to bring to market our Smartscan technology imaging platform. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. Our ability to execute our business plan and continue as a going concern may be adversely affected if we are unable to raise additional capital or operate profitably.

The Company anticipates that further equity and debt financings will be necessary to continue to fund operations in the future and there is no guarantee that such financings will be available or will be available on acceptable terms.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had no cash equivalents at September 30, 2018.

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

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and has a revenue receivables policy for service and warranty contracts. Historic credit losses have been within management’s expectations. After a one-year period, the Company contacts the buyer to initiate the sale of a new warranty contract for one year. Warranty revenues are deferred and recognized on a straight line basis over the term of the contract or as services are performed.

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

The Company had the following assets or liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities – September 30, 2018	$-	$-	$7,989,283	$7,989,283
Derivative Liabilities – December 31, 2017	$-	$-	$701,347	$701,347

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

3. INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of September 30, 2018.

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

On January 5, 2017 the Company entered into a financing arrangement with five accredited investors (the “Investors”), whereby amendments to certain convertible note agreements totaling $662,000 were enacted. The amendments to the convertible note agreements involved (1) extending the maturity dates of the note agreements; and (2) amending the optional conversion provisions of the original note agreements to now describe an adjustable conversion price based on the completion of a qualified financing offering. If the cumulative gross proceeds of such offerings exceed $2.5 million, the conversion price will be adjusted automatically to match the offering’s conversion price and conversion to common shares will occur automatically. If the cumulative gross proceeds of such offerings remain below $2.5 million, the conversion price adjusts to match the offering conversion price for the Investors. Should there be an event of default under these amended notes, the Investors will have, in addition to all the other rights described in that certain Securities Purchase Agreement, the right, at each Investor’s option, to convert the notes into common shares at $0.20 per share. The Company and certain Investors agreed to amend its warrant agreements to reduce the number of warrants by 75% to 831,250. The exercise price remains at $0.20 per share. In consideration of this reduction of the number of warrants, the Company issued to the Investors new convertible promissory notes in total principal amount of $124,688 in the same form as the original convertible notes described above as amended. These additional convertible notes accrue interest beginning on January 9, 2017 and were due May 18, 2018. The Company is in default under the terms of these notes. The amendment to the notes and warrants were accounted for as an extinguishment of debt, which resulted in a gain on extinguishment of debt totaling $3,668,776 for the quarter ended March 31, 2017. As of September 30, 2018, $450,000 of principal remains outstanding, which was due on May 18, 2018, exclusive of the amounts owed to Brio and Alpha as discussed in the following paragraph. The Company is in default under the terms of these notes.

On July 27, 2018 the United States District Court for the Southern District of New York granted Plaintiffs’ Alpha Capital Anstalt (“Alpha”) and Brio Capital Master Fund, Ltd. (“Brio”) Motion for Summary Judgment (“MSJ”) against the Company in the total amount of $1,274,525 plus 18% prejudgment interest from mid-2017. The Company believes the Court’s ruling was erroneous and has filed a notice of appeal to the United States Court of Appeal for the Second Circuit. Management will continue its efforts begun prior to this ruling to settle with Alpha and Brio on terms acceptable to the parties to the litigation and potential equity investors which allow for a successful pathway for the development of the Company’s disruptive technology. Included in Other income (expense) is an accrual for $1,033,029 related to this contingent judgment.

The Investors agreed to lend the Company up to $200,000, in increments of $50,000, at the Company’s discretion (the “Additional Loans”), as long as the Original Notes are not in default. These loans will be evidenced by note agreements in the form of the original notes as amended, described above, with a maturity date of August 31, 2017, which was subsequently amended to May 18, 2018, and bear interest at 10% per annum. These notes have a face value of 118.75% of the funds actually advanced and contain conversion features (conversion price of $0.025 per share) making them derivative instruments. As of September 30, 2018, $150,034 of cash proceeds has been received from this agreement, for a total principal outstanding of $178,166. The Additional Loans are secured by a UCC filing on the Company’s assets. In addition, the Company issued 187,500 warrants in the form of the original Warrants as amended granting the Investor the right to purchase, at $0.20 per share in connection with these notes. As of September 30, 2018, the principal balance of these notes amounted to $151,325. The Company is in default under the terms of these notes.

On May 25, 2017 the Company completed the sale of $500,000 of Convertible Promissory Notes (the “Notes”) to two accredited investors (the “Investors”) that are due May 23, 2018 (the “Maturity Date”). After transaction costs, the company netted $425,000 from the sale of the Notes. These Notes bear interest at the rate of 12% per annum to the Maturity Date and may be redeemed by the Company for 125% of face value within 90 days of issuance and at 135% of face value from 91 days after issuance and before 180 days after issuance. Any amount of principal or interest on these notes which is not paid when due shall bear interest at the rate of 24% per annum from the due date thereof until the same is paid. If the Notes are not repaid by the end of this period, any balance due is convertible—at the option of the note holders—into common stock at 60% of the lowest closing price for the prior 20 trading days. In connection with the sale of the Notes, the Investors received a commitment fee totaling 900,000 shares valued at $180,000, and the holders of a majority of the principal amount of the Company’s notes outstanding at May 18, 2017 (the “Prior Notes”) executed, as of that date, an Omnibus Amendment that enabled the transaction by (i) extending the maturity date of these Prior Notes to May 18, 2018 and (ii) restricting the rights of all the holders of the Prior Notes, including their right to convert until certain conditions are met. In addition, the holders of these Prior Notes were relieved of their obligation to provide the final note tranche of $50,000. In connection with these notes, the Company recorded note discounts totaling $648,750 and an immediate charge to interest of $411,725 related to the excess value of the conversion feature derivative over the carrying value of the notes. As of September 30, 2018, the balance of these Notes amounted to $457,818. The Company is in default under the terms of these notes.

During the third quarter of 2018, the Company issued promissory notes in the amount of $81,000 that bear interest at 2% per annum and are due in the fourth quarter of 2018. The notes also provided for the issuance of 81,000 shares to the note holders.

During the third quarter of 2018, debt and accrued interest in the amount of $204,763were converted in 1,993,146 shares of common stock.

Amortization of note discounts amounted to $449,717 and $211,000 during the nine months ended September 30, 2018 and 2017, respectively.

5. STOCKHOLDERS’ EQUITY

Preferred Stock

Upon confirmation of the Company’s Chapter 11 Reorganization Plan, the Company is authorized to issue 2,000 shares of preferred stock, no par value. The rights, privileges, and preferences of the preferred stock are to be determined by the Company’s board of directors and may be issued in series. As of January 18, 2016, Imaging3 issued 2,000 preferred voting shares to Dane Medley, former CEO/Chairman. Each share constitutes 350,000 voting shares. The estimated value of these shares was not significant. However, Dane Medley relinquished these voting shares during the first quarter ending March 31, 2017 for consideration of $60,000, which was settled in the second quarter ending June 30, 2018.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of no par value common stock.

During the nine months ended September 30, 2018, the Company issued a total of 2,325,146 shares of common stock for cash in the amount of $377,418 and 18,058,539 shares were issued for services rendered valued at $5,442,076. During the quarter ended June 30, 2018 3,000,000 of these shares were cancelled.

As of September 30, 2018, there were approximately 581 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of September 30, 2018, there were approximately 36,108,977 shares of our common stock outstanding on record.

During the nine months ended September 30, 2018, the Company issued 857,694 shares in satisfaction of $111,500 of subscriptions payable.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 27,000,000 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of September 30, 2018, former employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $0.50. These options expire in 2025.

Transactions in FY 2018	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2017	250,000	$0.50	7.57
Granted	0
Exercised	0
Cancelled/Forfeited	0
Outstanding, September 30, 2018	250,000	$0.50	6.82
Exercisable, September 30, 2018	250,000	$0.50	6.82

The weighted average remaining contractual life of options outstanding issued under the Plan was 6.82 years at September 30, 2018.

6. WARRANTS

Following is a summary of warrants outstanding at September 30, 2018:

Number of Warrants	Exercise Price	Expiration Date
541,362	$0.00002	July 2023
25,000	$0.20	April 2022
312,500	$0.20	August 2022
287,500	$0.20	April 2023
125,000	$0.20	May 2023
81,250	$0.20	August 2023
2,800,000	$0.40	May 2022
187,500	$0.20	January 2024

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

The following table summarizes activity in the Company’s derivative liability during the nine months ended September 30, 2018:

12-31-2017 Balance	$701,347
Creation / Settlement	$(140,936)
Change in Value and Extinguishment of Debt	$7,428,872
09-30-2018 Balance	$7,989,283

As of the September 30, 2018, there are 122,421,993 shares issuable upon conversion of the Company’s convertible debts accounted for as derivative liabilities.

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

Term	0.01 years - 7.0 years
Dividend Yield	0%
Risk-free rate	2.06% - 2.63%
Volatility	Up to 65%

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

As of September 30, 2018, the Company is in default under the terms of this agreement.

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

9. SUBSEQUENT EVENTS

On October 19, 2018, debt and accrued interest in the amount of $236,428 were converted in 2,122,867 shares of common stock.

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

(k)	failure of Imaging3 to obtain approval of its proprietary medical imaging technology and device from the U.S. Food and Drug Administration.

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

Current Overview

On December 19, 2017 the Company hired John Hollister as CEO and Director to help move the company forward. Mr. Hollister brings significant relevant expertise in public company leadership and in successful FDA approvals achieved for products. He replaced Dane Medley as CEO, who has subsequently resigned from the Company and from its board of directors.

The Company’s current focus is on the formal engagement of our already selected contract engineering group to oversee the assessment of the current Dominion Smartscan instrument platform and further enhancement it with recent technology improvements, as well as performing the hazard analytics that are required for a fresh submission for FDA approval of our system. In addition, the Company intends to hire an already selected contract regulatory team and prepare to re-file our application with the FDA for approval of our medical imaging device.

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

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. All revenue is recognized when the Company satisfies its performance obligations under the contract. The majority of the Company’s contracts have a single performance obligation and are short term in nature. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within management’s expectations. The Company has a revenue receivables policy for service and warranty contracts. Equipment sales usually have a one-year warranty of parts and service. After a one-year period, the Company contacts the buyer to initiate the sale of a new warranty contract for one year. Warranty revenues are deferred and recognized on a straight line basis over the term of the contract or as services are performed.

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

Results of Operation for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

We had revenues in the first nine months of 2018 of $0 compared to $9,678 in 2017. The decrease in revenue is due to decreased warranty sales and focusing our resources on FDA clearance and commercialization of our Dominion Smartscan product.

Our cost of revenue was $0 in the first nine months of 2018 compared to $14,263 in the first nine months of 2017. Accordingly, we had a gross profit in the first nine months of 2018 of $0 compared to a gross profit of $361 in the first nine months of 2017. Our operating expenses increased to $6,163,753 in the first nine months of 2018 as compared to $1,506,048 in the first nine months of 2017, primarily due to shares issued for services. Our loss on operations increased to $6,163,753 in the nine months of 2018 compared to $1,506,687 in the first nine months of 2017. Our net loss was $15,225,396 in the first nine months of 2018 compared to a net income of $3,341,377 in the first nine months of 2017 primarily as a result of shares issued for services and a change in the value of derivative instruments in the amount of $7,287,936 in the current year and large gains recognized with the modification of notes payables and warrants during 2017.

Results of Operation for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

We had revenues in the second quarter of 2018 of $0 compared to $4,946 in 2017. The decrease in revenue is due to decreased warranty sales and focusing our resources on FDA clearance and commercialization of our Dominion Smartscan product.

Our cost of revenue was $0 in the second quarter of 2018 compared to $221 in 2017. Accordingly, we had a gross profit in the third quarter of 2018 of $0 compared to a gross profit of $4,725 in the first nine months of 2017. Our operating expenses decreased to $157,517 in the third quarter of 2018 as compared to $652,178 in the third quarter of 2017. Our loss on operations decreased to $157,517 in the third quarter of 2018 compared to $647,453 in the third quarter of 2017. Our net loss was $7,629,287 in the third quarter of 2018 compared to a net loss of $667,634 in the third quarter of 2017. The net loss in the third quarter of 2018 includes a change in the value of derivative instruments in the amount of $7,425,265 with an additional amount of $46,505 for an accrual of litigation related to certain notes and warrants payable.

Liquidity and Capital Resources

The Company’s cash position was $3,219 at September 30, 2018, compared to $3,594 at December 31, 2017.

As of September 30, 2018, the Company has a working capital deficit of $12,572,255 as compared to $3,707,904 at December 31, 2017.

Net cash used in operating activities amounted to $582,598 for the nine-month period ended September 30, 2018, as compared to net cash used in operating activities of $578,594 for the nine-month period ended September 30, 2017.

Net cash provided by financing activities amounted to $589,223 and $582,035 for the nine-month periods ended September 30, 2018 and 2017, respectively.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital and long term debt financing to attempt to overcome its working capital deficit. The Company will need between $100,000 and $150,000 annually to maintain its reporting obligations. The Company may attempt to do more private placements of its stock in the future to raise capital, but there is no assurance that the Company can raise sufficient capital or obtain sufficient financing to enable it to obtain approval of its prototype from the Federal Food and Drug Administration and to sustain monthly operations. In order to address its working capital deficit, the Company also intends to endeavor to (i) reduce operating costs, (ii) reduce general, administrative and selling costs, (iii) increase sales of its existing products and services, and (iv) obtain the approval of the United States Food and Drug Administration to the Company’s proprietary medical imaging device so that the Company can commence marketing and selling it. There may not be sufficient funds available to the Company to enable it to remain in business and the Company’s needs for additional financing are likely to persist.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Imaging3 is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of September 30, 2018 we had identified the following material weaknesses which still exist as of September 30, 2018 and through the date of this report:

1. As of September 30, 2018, and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of September 30, 2018, and as of the date of this report, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3. As of September 30, 2018, and as of the date of this report, we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting.

PART II. OTHER INFORMATION

Administrative Claim of Greenberg Glusker Fields Claman & Machtinger LLP

On January 30, 2017 the Company entered into a new Agreement. Under the terms of the Agreement, the Company has agreed to pay Greenberg $1,117,574 plus any interest that has accrued at the rate of 6.0% per annum, as follows: (i) $100,000 on or before December 31, 2017; (ii) $150,000 on or before December 31, 2018 (iii) 4.0% of the first $2.5 million of gross proceeds of any private or public offering by the company (an “Offering”); (iv) 2.0% of the next $2.5 million of gross proceeds from such Offerings; (v) 4.0% of any gross proceeds thereafter from such Offerings; and (vi) the remaining balance on or before December 31, 2019. As of September 30, 2018, the Company is in default under the terms of this agreement.

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

IMAGING3, INC.

Dated: November 14, 2018	By:	/s/ John Hollister
John Hollister
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Hollister	Dated: November 14, 2018
John Hollister
Chief Executive Officer

/s/ K. J. Biehl	Dated: November 14, 2018
Kenneth J. Biehl
Chief Financial Officer

