Form 10-Q/A
period 2018-09-30
IMAGING3 INC
filed 2018-11-16
CIK 1205181

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 of IMAGING3, INC. (the “Company”) filed with the Securities and Exchange Commission on November 14, 2018 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

IMAGING3, INC.

Dated: November 16, 2018	By:	/s/ Dane Medley
Dane Medley
Chief Executive Officer
and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dane Medley	Dated: November 16, 2018
Dane Medley, Chief Executive Officer
and Chairman (Principal Executive Officer)

/s/ Xavier Aguilera	Dated: November 16, 2018
Xavier Aguilera, Chief Financial Officer, Secretary, and Executive Vice President (Principal Financial/Accounting Officer)

4