Form 10-K
period 2018-12-31
IMAGING3 INC
filed 2019-04-16
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

Commission file number 000-50099

IMAGING3, INC.

(Exact name of registrant as specified in its charter)

California	95-4451059
(State of Incorporation)	(I.R.S. Employer Identification No.)

4919 Noeline Ave., Encino, California 91436

(Address of principal executive offices) (Zip Code)

(805) 908-5719

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $0 as of December 31, 2018 (computed by reference to the fact that no last sale price of a share of the registrant’s Common Stock on that date was reported by any securities exchange or public securities trading market.)

There were 49,689,768 shares outstanding of the registrant’s Common Stock as of April 16, 2019.

PART I

ITEM 1. BUSINESS

General

Imaging3, Inc. (the “Company”) (OTCQB: IGNG) is a development stage medical device company. The Company has developed a portable, proprietary, X-ray imaging technology designed to produce 3D images in real time. The Company’s devices are designed to operate flexibly to serve varying imaging applications with less radiation exposure in a lower cost, lower weight and easily transportable format that does not require specialized power sources when compared to currently available 3D imaging devices. The Company’s lead device, the Dominion Smartscan, for which the Company plans to submit a 510K application with the FDA in 2020, will be easily transportable and will operate on conventional 110V power sources. While the Company’s primary focus is on applications for the healthcare industry (human and veterinary), there are many potential non-healthcare related applications for the Company’s technology, including agricultural and industrial parts inspection and security screening.

Importantly and discussed in greater detail in the Recent Development and Subsequent Events sections, the Company began discussions with Grapefruit Boulevard Investments, Inc. (GBI) of Westwood, CA, on March 1, 2019, regarding the possible reverse acquisition of Company by GBI.

BUSINESS

Overview

Imaging3 Inc. is a medical device company that has developed a patented fluoroscopic imaging device, the Dominion Smartscan™ (“Dominion”) that can produce real-time 2D, 3D and CT-like slice-through images in one second of imaging time and without the radiation associated with other much more costly and time-consuming technologies. In 2018, the Company was focused on securing the financing necessary for efforts towards gaining FDA marketing authorization via the 510K process, further developing the final product, expanding of the existing patent estate, and building the management team necessary to execute these steps towards successful commercialization. Currently, efforts are focused exclusively on the US market. The Dominion system is not currently available for sale in any market.

Near-term, the Dominion is an easily transportable imaging system which allows for basic 2D X-rays (e.g., imaging of bone and soft tissue) and can do so in one second or less of imaging time using radiation levels at or below equivalent X-ray imaging devices. Unlike other current technologies, from one second of imaging time the Dominion can also produce precise 3D models and 3D CT-like slice through imaging, which we believe will offer healthcare providers unusually valuable information about their patient, in settings where this is not normally available with current technologies. In the future, the use of the Dominion to provide real-time “live” (continuous) 3D imaging offers the potential to use the device to guide minimally invasive surgery (MIS).

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

Historical

In June 2010, the Company submitted a 510(k) application to the FDA for the Dominion system. In March 2012, the FDA notified the Company that the Dominion Smartscan system did not meet the required criteria for substantial equivalence based upon the live surgical guidance performance claims requested and the data and information submitted by the Company in the 510(k) submission. The founder and CEO of the Company was convicted of fraudulent misrepresentations and was completely eliminated from the management and direction of the Company, and the Company subsequently declared bankruptcy under Chapter 11 and was delisted by the SEC. Following these interactions with the FDA and an extended period of rebuilding the Company for a re-start, the Company determined that a new 510(k) application would need to be submitted with more modest initial claims in 2D and 3D fluoroscopy in order to facilitate an early FDA clearance for the Dominion Smartscan system. The Company has engaged expert regulatory consultants to facilitate an FDA clearance for the Dominion Smartscan system, to be followed by initial commercialization in the USA.

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

We believe that future outcomes of minimally invasive surgeries will be enhanced through the combination of the Dominion’s more advanced tools and imaging functionality, which are designed to: (i) empower the surgical team with improved precision, surgical guidance options and visualization; (ii) improve patient satisfaction and post-operative recovery; and (iii) provide a cost-effective imaging system, compared to existing alternatives, for a wide range of clinical applications that are currently un-served or underserved with medical imaging solutions.

Our business strategy is to focus on the development and commercialization of the Dominion Smartscan system, through tiered levels of performance claims, regulatory approvals, and commercialization in an expanding portfolio of application areas.

Market Overview

Over the past two decades, fluoroscopic imaging (C-arm devices) has emerged as a lower radiation dosing and more operationally convenient alternative to CT scans in minimally invasive surgery applications. In C-arm imaging, two views are necessary to provide orthogonal diagnostic view perspectives. The process of repositioning the C-arm to generate the two images and their subsequent translation into a 3D image and/or slice analysis, typically requires seconds or minutes of elapsed time. This makes it impossible to create a “live” real-time 3D image and slice analysis. Additionally, working from just two orthogonal images requires significant extrapolation and consequent imprecision or error in 3D image reconstruction.

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

While C-arm surgical guidance imaging has decreased the invasiveness of many previously open surgical procedures, it still has many limitations. These traditional imaging techniques still require multiple x-rays and extended time delays to achieve the visualization and triangulation required to provide successful surgical guidance results. Many such traditional imaging instruments are relatively rigid instruments that lack the external articulation required to provide the equipment dexterity needed for complex imaging tasks. Most x-ray imaging is performed with two-dimensional (“2D”) visualization of the subject or operative field, making the often-important dimension of depth perception difficult.

A persistent challenge associated with x-ray imaging is the utilization of tissue-damaging ionizing radiation. The introduction of lower radiation dosing solutions that achieve equivalent outcomes versus current higher radiation dosing modalities will always be a compelling additional value proposition in the comparison of imaging technologies.

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

Product Overview

With the introduction of the Dominion, the Company intends to provide a unique tool to provide access in many non-traditional settings to better visualization of a wide variety of healthcare related issues and to facilitate better-informed decision-making, ranging from basic 2D X-rays to 3D imaging and slice analyses, and ultimately, to guidance of minimally invasive surgical procedures. In addition to human medical applications, the Dominion is expected to deliver unique new value in many non-traditional settings for inspection of foods, industrial parts, and in security screenings.

Current Product Offering

Dominion Smartscan system

The Dominion Smartscan system is a multi-functional imaging system that allows up to 360 images to be obtained from a single 360-degree orbit of its O-ring design. The Dominion utilizes a fluoroscopic cone beam X-ray emitter such as those used in some modern fluoroscopic C-arm systems, but unlike the two images that are typically utilized from the use of the C-arm, the 3D images generated from the Dominion system are constructed in real time from approximately 180 images. The Company believes that the additional data provided allows for more complete, accurate and precise 3D image reconstruction, and does not rely as heavily on the extrapolated volume-filling of current software solutions based upon two orthogonal images. The Company also believes that the Dominion will deliver its benefits at a significant cost savings to the healthcare system.

Key features of the Dominion Smartscan system are:

●	Real-time imaging: The Dominion Smartscan can provide real-time 3D images, including the ability to provide live continuous real-time 3D imaging in a surgical setting.

●	Low radiation: The system’s fluoroscopic X-ray emitters produce 2D and 3D images, including CT-like slice analyses, from just one second of imaging time with X-ray power levels flexibly reduced to minimum requirements for each application.

●	Multi-functional: The Dominion Smartscan is expected to weigh under 150 pounds and to utilize standard 110/120v power sources. The Dominion unit is envisioned to be mountable within or upon a vehicle or easily wheeled around an office, clinic or hospital.

●	Cost savings: The Dominion system offers an extremely broad variety of potential applications, without the need for a multi-million dollar investment in a CT device and custom room installation.

Improved Throughput for Doctors: Having a low cost, small footprint, easily mobile imaging solution with the ability to produce CT like images in real time, along with traditional static 2D and 3D images and slice analyses, will help doctors realize greater throughput of patients, faster turnaround of patient results, and improved outcomes and higher patient satisfaction.

Business Strategy

Our current strategy is to focus our resources on FDA clearance and commercialization of the Dominion Smartscan system, initially for performance claims focusing on 2D and 3D fluoroscopy. Following market introduction of the Dominion and establishment of appropriate clinical collaborations, an expanding portfolio of application claims will be pursued for higher value applications. After interactions with the FDA, we have prioritized our short-term operational strategy around the finalization and prosecution of an initial 510(k) application for The Dominion Smartscan system, with the assistance of an expert regulatory consultancy team.

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

Marketing

Imaging3 competes in the medical diagnostic imaging market, and this market continues to grow vigorously in installed equipment base and numbers of procedures performed. This vitality is due primarily to continual technological improvements that lead to faster and higher-resolution imaging, greater patient safety, and the provision of these capabilities to a geographically disperse and rapidly growing global population. This has resulted in vigorous competition to create the most cost-effective diagnostic imaging systems, still preponderantly focused on high resolution imaging.

According to a Freedonia Group study, the medical imaging equipment market in the US is greater than $9.5 billion and has a projected growth rate greater than that for overall national healthcare expenditures. Growth will be stimulated by ever increasing utilization in patient procedures involving diagnostic imaging, driven by factors including demographics of an aging population, advances in noninvasive surgical procedures, expanding demonstrations of improved medical outcomes from utilization of medical imaging, and decreasing cost of medical imaging due to competitive intensity.

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

Competition

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Many of our competitors have significantly greater financial and human resources than we do and have established reputations with traditional target customers, as well as worldwide distribution channels that are well developed and established.

There are many competitive offerings in the field of radiology imaging. Several companies have launched devices that enable reduced radiation without real-time 3D imaging. Our imaging competitors include, but are not limited to: Fujifilm, GE, Siemens, Medtronic, Samsung, Shimadzu, Carestream, Hitachi, Hologic, Esaote, Toshiba, Striker, Phillips, Ziehm, and OEC. In addition, non-ionizing radiation imaging modalities including but not limited to ultrasound imaging continue to make important advances.

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

In the United States, a company typically can obtain permission to distribute a new medical device in one of two ways. The first applies to any device that is substantially equivalent to a device first marketed prior to May 1976, or to another device marketed after that date, but which was substantially equivalent to a pre-May 1976 device. These devices are either Class I or Class II devices. To obtain FDA clearance to distribute the medical device, a company generally must submit a Section 510(k) notification, and receive an FDA order finding substantial equivalence to a predicate device (pre-May 1976 device or post-May 1976 device that was substantially equivalent to a pre-May 1976 device) and permitting commercial distribution of that medical device for its intended use. A 510(k) notification must provide information supporting a claim of substantial equivalence to a single medical device, the predicate device. If clinical data from human experience are required to support the 510(k) notification, these data must be gathered in compliance with investigational device exemption (“IDE”) regulations for investigations performed in the United States. The 510(k) process is normally used for products of the type that the Company is developing and proposes to market and sell. The FDA review process for premarket notifications submitted pursuant to Section 510(k) takes 90 days, pursuant to statutory requirements, but it can take substantially longer if the FDA has questions regarding the regulatory submission. It is possible for Section 510(k) clearance procedures to take from six to twenty-four months, depending on the concerns raised by the FDA and the complexity of the device. There is no guarantee that the FDA will “clear” a medical device for marketing, in which case the device cannot be distributed in the United States. There is also no guarantee that the FDA will deem the applicable device subject to the 510(k) process, as opposed to the more time-consuming, resource-intensive and challenging PMA process described below. In 2011, the FDA issued a series of draft guidance documents designed to reform the 510(k) clearance process. Similarly, the Medical Device User Fee Amendments of 2012 authorized the FDA to collect user fees for the review of certain pre-market submissions received on or after October 1, 2012, including 510(k) notifications.

The second, more comprehensive, approval process applies to a new device that is not substantially equivalent to a pre-1976 product or that is to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices. For example, most implantable devices are subject to the approval process as a Class III device. Two steps of FDA approval are generally required before a company can market a product in the United States that is subject to pre-market approval, as a Class III device. First, a company must comply with IDE regulations in connection with any human clinical investigation of the device. These regulations permit a company to undertake a clinical study of a “non-significant risk” device without formal FDA approval. Prior express FDA approval is required if the device is a significant risk device. Second, the FDA must approve the company’s PMA application, which contains, among other things, clinical information acquired under the IDE. Additionally, devices subject to PMA approval may be subject to a panel review to obtain marketing approval and are required to pass a factory inspection in accordance with the current “good manufacturing practices” standards in order to obtain approval. The FDA will approve the PMA application if it finds there is reasonable assurance that the device is safe and effective for its intended use. The PMA process takes substantially longer than the 510(k) process, approximately one to two years or more. However, in some instances the FDA may find that a device is new and not substantially equivalent to a predicate device but is also not a high-risk device as is generally the case with Class III PMA devices. In these instances, FDA may allow a device to be down classified from Class III to Class I or II.

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

Recent Developments

On March 11, 2019 the Company signed a non-binding letter of intent (“LOI”) to be acquired in a reverse acquisition (the “Acquisition”) by Grapefruit Boulevard Investments, Inc., a privately held Los Angeles area cannabis company (the “Acquirer”). The Acquirer holds licenses issued by the State of California to manufacture and distribute cannabis products in California. The Acquirer commenced operations in mid-2018 and has received more than $550,000.00 in revenue from operations since they commenced. The Acquirer maintains facilities near Palm Springs in Riverside County, California. On Thursday, March 7, 2019 the Acquirer obtained its final permit and clearance from the local fire department to commence operation of an ethanol extraction laboratory at such facilities and will initiate related extraction and post processing operations as soon as practicable. The Acquirer’s laboratory will be able to extract CBD hemp under Federal law pursuant to the recently signed 2018 Farm Act that classifies CBD hemp as an insurable commodity.

Pursuant to the terms of the LOI, the Company and the Acquirer have initiated negotiations intended to result in completion of a definitive Exchange Agreement (the “Agreement”) encompassing all of the material terms of the Agreement during the second quarter of 2019. Pursuant to the terms of the LOI, the Agreement will provide that upon conclusion of the Acquisition, the Acquirer’s designees shall own 80% of the then outstanding common shares of the Company and the Company’s current shareholders shall own 20% of such outstanding common shares. In addition, the Company will be required to settle certain outstanding creditor obligations on terms acceptable to both the Acquirer and the Company.

Furthermore, the Acquirer is required to obtain a commitment for a bridge loan of not less than $1,250,000.00 to be funded upon the closing of the Acquisition and an equity infusion of at least $5,000,000.00 at a pre-money valuation of at least $15,000,000.00 to be funded upon the closing of the Acquisition.

Simultaneous with a successful closing of the Acquisition, the Company will assign all rights to its intellectual property and assets relating to its Dominion imaging technology to a private closely held Company (the “Dominion Enterprise”) to be owned by IGNG, current IGNG management and board members, certain other persons currently associated with the Company and the Acquirer’s designees in percentages to be negotiated among those persons prior to the closing of the transaction. The Dominion Enterprise will thereafter execute its business plan as previously articulated in IGNG’s periodic reports to the SEC.

At the closing, current IGNG officers and directors shall appoint the Acquirer’s designees to officers’ and directors’ positions at post acquisition IGNG and resign their officer and director positions.

Employees

As of December 31, 2018, we had 2 employees, including 1 full time employee. The Company considers its relationships with its employees to be good.

Corporate Information

Imaging3 is a Delaware corporation.

Available Information

The Company maintains a website at www.imaging3.com. Our Code of Business Conduct and Ethics, as reviewed and updated on October 26, 2017, is available on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website as soon as practicable after electronic filing of such material with, or furnishing it to, the U.S. Securities and Exchange Commission (the SEC”). This information may be read and copied at the Public Reference Room of the SEC at 100 F Street, N.E., Washington D.C. 20549. The SEC also maintains an internet website that contains reports, proxy statements, and other information about issuers, like Imaging3, Inc., who file electronically with the SEC. The address of the site is http://www.sec.gov.

ITEM 2. PROPERTIES

Our administrative office is located at 4919 Noeline Ave, Encino, CA 91436.

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

Pending Litigation

On September 13, 2017, Alpha Capital Anstalt and Brio Capital Master Fund, LTD, two minority members of a group of investors in the Company (the “Plaintiff”) filed a lawsuit seeking damages and injunctive relief in the United States District Court for the Southern District of New York claiming that the Company breached certain Note and Warrant agreements among the parties to the action. The holders of the majority of the investment involved in the above lawsuit chose not to join in the lawsuit and have informed the Company that they believe the lawsuit to be baseless. On November 21, 2017, the Court denied the Plaintiff’s request for injunctive relief against the Company. As a result, the case essentially became an action for money damages against the Company, which the Company believes to be without merit and has defended. However, on July 27, 2018 United States District Court for the Southern District of New York granted the plaintiffs motion for summary judgement, awarding them approximately $1.4 million dollars. The Company is, as of the date of this report, in advanced negotiations to settle this judgment.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

After meeting all the filing requirements of the SEC, the Company commenced trading on the OTCQB effective June 22, 2016 under the new trading symbol “IGNG”. The OTCQB is part of the quality-controlled segment of the over-the-counter market, available only to SEC reporting companies which are current in their regulatory filing requirements and maintain a minimum bid price.

The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

Year Ended December 31, 2017	High	Low

First Quarter ended March 31, 2017	$1.00	$0.20
Second Quarter ended June 30, 2017	$0.40	$0.20
Third Quarter ended September 30, 2017	$0.20	$0.20
Fourth Quarter ended December 31, 2017	$0.20	$0.17

Year Ended December 31, 2018	High	Low

First Quarter ended March 31, 2018	$0.32	$0.14
Second Quarter ended June 30, 2018	$0.45	$0.18
Third Quarter ended September 30, 2018	$0.20	$0.05
Fourth Quarter ended December 31, 2018	$0.07	$0.01

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

As of April 15, 2019, there were approximately 580 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of December 31, 2018, there were approximately 40,426,983 shares of our common stock outstanding on record.

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

Stock Options

As of December 31, 2018, employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $0.50.

Transactions in FY 2018	Quantity	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, December 31, 2017	250,000	$1.00	7.57
Granted
Exercised	-
Cancelled/Forfeited	-
Outstanding, December 31, 2018	250,000	$1.00	6.57
Exercisable, December 31, 2018	250,000	$1.00	6.57

The weighted average remaining contractual life of options outstanding issued under the Plan was 6.57 years at December 31, 2018.

Warrants

Following is a summary of warrants outstanding at December 31, 2018:

Number of Warrants	Exercise Price	Expiration Date
541,362	$0.00002	July 2023
25,000	$0.20	April 2022
312,500	$0.20	August 2022
287,500	$0.20	April 2023
125,000	$0.20	May 2023
81,250	$0.20	August 2023
2,800,000	$0.40	May 2022
187,500	$0.20	January 2024

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

Current Overview

During 2018, we 1) completed a critical transition in leadership, recruiting a highly-experienced professional team, 2) established strategic partnering with leading regulatory, marketing and medical device R&D consulting organizations to support our objective of gaining 510(k) marketing clearance from the FDA for our lead product, the Dominion SmartScan™ system, and 3) advanced constructive debt renegotiation with existing lenders.

Our first additions to the leadership team were announced in January 2018, with the formation of our Scientific Advisory Board. Our first two members, Doctors Douglas P. Beal and Brooke Spencer, brought valuable and varied practice and research perspectives from the radiology community. In early March, we announced the appointment of Joe Biehl as Chief Financial Officer, who brought highly relevant experience to the Company from both smaller and larger companies, and important hands-on financial leadership experience in rapidly expanding companies. Continuing our Board evolution, in an effort to build a strong, independent board with relevant technical and commercial experience to guide and accelerate the Company through its next phase, we announced in March the addition of Jeffrey N. Peterson to the Board, and his appointment as Chairman. Mr. Peterson received BSChE and MSChE engineering degrees from MIT, and brought broad, global senior management experience from diverse businesses within GE, Abbott Laboratories, consulting roles, entrepreneurial startups, and as chairman of Pressure BioSciences (PBIO:OTCQB). The following month, we added Dr. George Zdasiuk to the Board and to the Scientific Advisory Board. Dr. Zdasiuk earned a PhD in applied physics from Stanford, and continued into a 30-year career at Varian Medical Systems, including 15 years as their Chief Technology Officer and VP of R&D. His deep scientific understanding spanning all medical imaging modalities is an invaluable resource for Imaging3 going forward.

Beginning our efforts to establish strong strategic partners for regulatory, marketing and medical device R&D activities, in January 2018, we engaged the highly-regarded technology, strategy and marketing consultants of Halteres Associates to help define and lead the Company through critical strategy planning. In March 2018, we announced the selection of the Experien Group, a renowned medical device regulatory consultancy, to help lead our regulatory preparation and submission activities. The Experien Group have successfully assisted hundreds of companies like Imaging3 with their FDA submissions. In November 2018, we commenced work with a highly-experienced contract consulting team with particularly relevant radiology product R&D experience, on the evaluation and further instrument development planning around the Dominion SmartScan’s uniquely distinguishing algorithmic and software capabilities.

In preparation for fund-raising and a step-wise progression towards a later uplist to a major stock exchange, the Company announced the successful completion of a 1:20 reverse split in April of 2018, which addressed the Company’s capital and debt structure as we improve our ability to attract new capital. In May 2018, three of our note holders chose to complete the conversion of their debt investments entirely over into equity.

In the absence of FDA approval for our medical device, we currently do not and cannot rely upon it as a future source of sales and revenue. We are subject to the uncertainty of not knowing whether or when our proprietary medical device will be approved and can be sold. Under those circumstances, management believes that we will continue our current trend of incurring operating losses, requiring us to raise additional capital or financing from outside sources. We have raised $782,831 via equity and debt during 2018, sufficient to continue Company operations, and believe that we will be able to close on additional monies in the near future to accelerate progress on the Company’s stated plans. We cannot assure that we will be able to raise sufficient capital or financing to maintain our business while we are incurring operating losses, and we cannot assure that we will become profitable if our proprietary medical device is approved by the FDA.

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

Other Accounting Factors

The effects of inflation have not had a material impact on our operation, nor are they expected to in the immediate future.

The following sets forth selected items from our statements of operations for the years ended December 31, 2018 and 2017.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Net revenues	$-	$41,829
Cost of goods sold	-	14,263
Gross Profit	-	27,566
General and administrative expenses	6,321,546	1,654,541
Income (loss) from operations	(6,321,546)	(1,626,975)
Total other income (expenses)	(1,807,808)	4,480,286
Provision for income taxes	(800)	(800)
Net income (loss)	$(8,130,154)	$2,852,511

Results of Operations for the Year Ended December 31, 2018 as compared to the Year Ended December 31, 2017.

We are focusing on our development stage medical device efforts. The legacy C-arm activity was completely wound down in 2017. We had no revenues for the year ended December 31, 2018 as compared to $41,829 for the year ended December 31, 2017.

For the year ended December 31, 2018 there was no cost of revenue as compared to $14,263 of revenue for the year ended December 31, 2017. This decrease was a result of no outside labor related to C-Arm repairs. There was no gross profit margin for the year ended December 31, 2017 compared to $27,565 for the year ended December 31, 2017.

Our total operating expenses increased in 2018 to $6,321,546 from $1,654,541 for the year ended December 31, 2017, an increase of 282% primarily as a result of stock based compensation and outside consulting activity.

Other expenses increased as a result of derivative liability activity and the extinguishment of debt. Our net loss for the fiscal year ending December 31, 2018 was $8,130,155 as compared to a net income of $2,773,037 for the fiscal year ending December 31, 2017.

We expect the trend of operating losses by us to continue into the future at the current or greater rate as we spend money on product development and marketing. We cannot assure that we can achieve profitability. We do not expect litigation against us to expand and believe litigation is on a decreasing trend, although we can give no assurances in relation to future litigation.

Liquidity and Capital Resources

Our total current assets increased to $14,214 as of December 31, 2018, from $3,594 as of December 31, 2017. The cash account as of December 31, 2018 was $14,214 compared to $3,594 as of December 31, 2017.

Our total current liabilities increased to $5,324,379 as of December 31, 2018 from $2,579,582 as of December 31, 2017. This increase is due in large part to the reclassification of the administrative claims payable balance to current from long-term and a number of notes payable issued for this reporting period.

The cash account as of December 31, 2018 was $14,214 compared to $3,594 as of December 31, 2017. Cash raised through financing activities was expended primarily on: (i) day-to-day business operations in connection with preparation for our 510K submittal and legal and audit fees.

During the year ended December 31, 2018, we used $772,211 of net cash for operating activities, as compared to $731,679 used during the year ended December 31, 2017. Net cash provided by financing activities during the year ended December 31, 2018 was $669,223, as compared to $712,635 during the year ended December 31, 2017.

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

Going Concern Qualification

We have incurred significant losses from operations, and such losses are expected to continue. In their report on our financial statements as of and for the period ended December 31, 2018, our auditors have expressed substantial doubt about our ability to continue as a going concern. In addition, we have limited working capital. The foregoing raises substantial doubt about our ability to continue as a going concern. Management’s plan includes, among other things, seeking additional equity financing by selling our equity securities, obtaining funds through the issuance of debt, and continue seeking approval from the FDA to bring to market our real-time imaging platform; or, possibly merge with another operating organization. We cannot guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available it will be on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” may make it substantially more difficult for us to raise capital.

Off-Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IMAGING3, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Imaging3, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Imaging3, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred recurring losses from operations and negative cash flows from operations, resulting in an accumulated deficit of approximately $21.3 million as of December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2015

Encino, CA

April 16, 2019

IMAGING3, INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,214	$3,594

Total current assets	14,214	3,594

PROPERTY AND EQUIPMENT, net	-	-
Total assets	$14,214	$3,594

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$703,518	$488,102
Administrative claims payable	1,113,708	-
Accrued expenses	372,773	216,031
Subscriptions payable	289,283	130,600
Derivative liability	677,990	701,347
Convertible notes payable, net of discount of $- and $455,478	2,167,107	1,043,502
Total current liabilities	5,324,379	2,579,582
LONG TERM LIABILITIES
Administrative claims payable	-	1,131,916

TOTAL LIABILITIES	5,324,379	3,711,498
COMMITMENTS AND CONTINGENCIES, note 10

STOCKHOLDERS’ DEFICIT:
	-	-
Common stock and additional paid-in capital authorized 1,000,000,000 shares, no par value and 40,426,983 and 15,474,454 issued and outstanding as of December 31, 2018, and December 31, 2017, respectively	15,944,948	9,417,055
Accumulated deficit	(21,255,113)	(13,124,959)
Total stockholders’ deficit	(5,310,165)	(3,707,904)
Total liabilities and stockholders’ deficit	$14,214	$3,594

*The financial statements have been retroactively restated to reflect the 1-for-20 reverse-stock split that occurred on March 16, 2018.

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	Year Ended December 31, 2017

Net revenues	$-	$41,829

Cost of goods sold	-	14,263
Gross profit	-	27,566

Operating expenses
General and administrative expenses	6,321,546	1,654,541
Total operating expenses	6,321,546	1,654,541

Loss from operations	(6,321,546)	(1,626,975)

Other income (expense):
Interest expense	(679,685)	(1,171,708)
Change in value of derivatives	(179,639)	1,895,731
Gain (loss) on extinguishment of debt	100,914	3,668,776
Settlement of legal debt	(1,026,071)	-
Other income	(23,327)	87,487
Total other income (expense)	(1,807,808)	4,480,286

Income (loss) before income tax	(8,129,354)	2,853,311

Provision for income taxes	800	800

Net income (loss)	$(8,130,154)	$2,852,511

Net income (loss) per share - Basic	$(0.25)	$0.21
Net income (loss) per share - Diluted	$(0.25)	$0.18

Weighted average common stock outstanding - Basic	32,116,087	13,825,914
Weighted average common stock outstanding - Diluted	32,116,087	15,667,279

*The financial statements have been retroactively restated to reflect the 1-for-20 reverse-stock split that occurred on March 16, 2018.

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018	Year Ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,130,154)	$2,852,511
Adjustments to reconcile net loss to net cash used in operating activities:
Change in value of derivatives	179,639	(1,895,731)
Non cash interest	453,218	964.437
(Gain)loss on extinguishment of debt	(100,914)	(3,668,776)
Shares issued for services	5,442,076	648,300
Warrants issued for services	-	194,956
Legal settlement	1,034,197	-
Increase / (decrease) in current liabilities:
Accounts payable	164,878	124,778
Accrued expenses	184,849	89,675
Deferred revenue	-	(41,829)
Net cash used in operating activities	(772,211)	(731,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	212,750	575,035
Proceeds from sale of common stock	377,418	137,600
Proceeds from subscriptions payable	192,663	-
Net cash provided by financing activities	782,831	712,635

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	10,620	(19,044)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	3,594	22,638

CASH & CASH EQUIVALENTS, ENDING BALANCE	$14,214	$3,594
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Notes and accrued interest converted to common stock	$574,524	$196,797
Promissory notes issued for no cash consideration	$-	$151,222
Compensation paid through exercise of options	$-	$200,000

*The financial statements have been retroactively restated to reflect the 1-for-20 reverse-stock split that occurred on March 16, 2018.

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred stock		Common stock			Total
	Number of		Number of		Accumulated	stockholders’
	shares	Amount	shares	Amount	deficit	deficit

Balance as of December 31, 2016	100		12,201,005	$7,829,273	$(15,977,470)	$(8,148,197)

Shares issued for cash			7,500	7,000	-	7,000

Shares issued for services			2,541,500	648,300	-	648,300

Note payable converted to stock			431,375	431,375	-	431,375

Warrants issued for services			-	194,956		194,956

Shares from the issuance of notes			900,000	180,000		180,000

Repurchase of preferred stock	(100)					-

Aguilera shares cancelled			(1,400,000)	-		-

Cashless exercise of warrants			393,074	-		-

Settlement of derivatives				(73,849)		(73,849)

Exercise of stock options			400,000	200,000		200,000

Net income			-	-	2,852,511	2,852,511

Balance as of December 31, 2017	-		15,474,454	9,417,055	(13,124,959)	(3,707,904)

Shares issued for cash			2,325,146	377,418	-	377,418

Shares issued for services			18,058,539	5,442,076		5,442,076

Shares for subscriptions payable			857,694	111,500	-	111,500

Shares from the conversion of notes			6,811,151	596,899	-	596,899

Cancellation of shares			(3,100,001)			-

Net income			-	-	(8,130,154)	(8,130,154)

Balance as of December 31, 2018			40,426,983	$15,944,948	$(21,255,113)	$(5,310,165)

*The financial statements have been retroactively restated to reflect the 1-for-20 reverse-stock split that occurred on March 16, 2018.

The accompanying notes form an integral part of these financial statements.

IMAGING3, INC.

Notes to Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Imaging3, Inc. (the “Company”, “us”, “we”, “Imaging3”) is a corporation incorporated on October 29, 1993 as Imaging Services, Inc. in the state of California. The Company filed a certificate of amendment of articles of incorporation to change its name to Imaging3, Inc. on August 20, 2002. In March of 2018, the Company incorporated in Delaware.

The Company is a development stage medical device company. The Company has developed a portable proprietary imaging technology designed to produce 3D x-ray images in real time. The Company’s devices have the potential to use less radiation and require less specialized power sources than many currently available x-ray imaging devices. The Company’s lead device, the Dominion Smartscan, for which the Company plans to submit a 510K application with the FDA in 2020, will be easily transportable and works off conventional household current. While the primary focus is applications for the healthcare industry, there are many potential non-healthcare related uses for the Company’s technology, including agriculture and security.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had no cash equivalents at December 31, 2018 or 2017.

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

	December 31, 2018	December 31, 2017
Numerator:
Net income attributable to common shareholders, for the year ended December 31, 2018	$(8,130,154)	2,852,511
Denominator:
Weighted-average number of common shares outstanding during the period	32,116,087	13,825,914
Dilutive effect of stock options, warrants, and convertible promissory notes	-	1,841,365
Common stock and common stock equivalents used for diluted earnings per share	$32,116,087	$15,667,279

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

The Company had the following assets or liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017 respectively.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities 2018	$-	$-	$677,990	$677,990
Derivative Liabilities 2017	$-	$-	$701,347	$701,347

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

3. INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of December 31, 2017 or December 31, 2018.

As of December 31, 2018, the Company is still determining the amount of net operating loss (NOL) available or offset future taxable income.

The components of the net deferred income taxes at December 31, 2017 and 2018 are summarized below:

	December 31, 2018	December 31, 2017
Deferred income tax assets
Net operating loss carry forwards	$4,779,000	$3,373,000
Less: valuation allowance	(4,779,000)	(3,373,000)
Deferred income tax assets, net	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2018	December 31, 2017
Tax expense (benefit) at federal statutory rate	21%	34%
State tax expense, net of federal tax	9	6
Change in deferred taxes due to statutory rate change	-	51
Changes in valuation allowance	(30)	(90)
Effective income tax rate	$-	$-

Income tax expense for the period ended December 31, 2017 and the year ended December 31, 2018 is summarized below.

	2018	2017
Current tax expense:
Federal	$-	$-
State	800	800
Total current tax expense	$800	$800

Deferred tax expense:
Federal	$-	$-
State	-	-
Total deferred tax expense, net	$-	$-

Tax expense	$800	$800

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

During 2018, the Company issued promissory notes in the amount of $101,000 that bear interest at 2% per annum and were due in the fourth quarter of 2018. The notes also provided for the issuance of 101,000 shares to the note holders. During the first quarter of 2019, $76,000 of the above-mentioned notes have been converted to 1,534,960 shares of common stock.

During the fourth quarter of 2018, the Company issued a promissory note in the amount of $56,750 that bears interest at 12% and was due the fourth quarter of 2018. The Company is in default on this note.

During 2018, debt and accrued interest in the amount of $574,524 were converted to 6,811,151 shares of common stock. As a result of these conversions, the Company recognized approximately $100,000 as a gain on extinguishment of debt, accrued interest, and derivative liabilities.

Amortization of note discounts amounted to $449,717 during the year ended December 31, 2018 and $449,281 for the year ended December 31, 2017.

5. GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred net losses and as of December 31, 2018 had an accumulated deficit totaling $21.3 million. During the years ended December 31, 2018 and 2017, the Company utilized an aggregate of $1.5 million of cash in operating activities and incurred an aggregate net loss of $5.28 million. The continuing losses have adversely affected the liquidity of the Company.

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

Management’s plan regarding this matter is to, amongst other things, seek additional equity financing by selling our equity securities, obtaining funds through the issuance of debt, and continue seeking approval from the FDA to bring to market our real-time imaging platform; or, possibly merge with another operating organization. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. Our ability to execute our business plan and continue as a going concern may be adversely affected if we are unable to raise additional capital or operate profitably.

The Company anticipates that further equity/debt financings will be necessary to continue to fund operations in the future and there is no guarantee that such financings will be available or, if available, on acceptable terms.

6. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock. During 2017, 2,000 shares of preferred shares were cancelled. As of December 31, 2018 and 2017, there are no shares of preferred stock outstanding.

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

During the year ended December 31, 2018, the Company issued 18,058,539 shares related to services valued at $5,442,076, of which 3,100,001 shares were cancelled during 2018, 2,325,146 shares were issued for cash proceeds of $377,418, 6,811,151 shares related to conversions of notes payable, and 857,694 shares related to the satisfaction of $111,500 of subscriptions payable.

As of December 31, 2018, there were approximately 580 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of December 31, 2018, there were 40,426,983 shares of our common stock outstanding on record.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 27,000,000 shares of common stock had been reserved for issuance. The Stock Option Plan will terminate in September 2024.

Stock Options

Transactions in FY2018	Quantity	Weighted- Average Exercise Price Per Share		Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2017	250,000		$1.00	7.57
Granted
Exercised		$
Cancelled/Forfeited
Outstanding, December 31, 2018	250,000		$1.00	6.57
Exercisable, December 31, 2018	250,000		$1.00	6.57

Transactions in FY2017

Outstanding, December 31, 2016	650,000	$0.69	8.86
Granted
Exercised	(400,000)	$0.50
Cancelled/Forfeited
Outstanding, December 31, 2017	250,000	$1.00	7.57
Exercisable, December 31, 2017	250,000	$1.00	7.57

As of December 31, 2018, former employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $1.00. On September 15, 2017, two officers exercised their 400,000 options at a cost of $200,000, by offsetting and reducing their deferred salary and other amounts owed to them by the Company.

7. WARRANTS

Following is a summary of warrants outstanding at December 31, 2018:

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

The following table summarizes activity in the Company’s derivative liability during the years ended December 31, 2018 and 2017:

12-31-2016 Balance	$5,532,898
Creation	1,188,275
Reclassification of equity	(163,674)
Change in Value	(5,856,152)
12-31-2017 Balance	$701,347

12-31-2017 Balance	$701,347
Creation	-
Reclassification to Equity	(202,996)
Change in Value	179,639
12-31-2018 Balance	$677,990

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

As of December 31, 2018, the Company has not made any of the payments required and is in default pursuant to the terms of the Agreement.

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

Pending Litigation

On September 13, 2017, Alpha Capital Anstalt and Brio Capital Master Fund, LTD, two minority members of a group of investors in the Company (the “Plaintiff”) filed a lawsuit seeking damages and injunctive relief in the United States District Court for the Southern District of New York claiming that the Company breached certain Note and Warrant agreements among the parties to the action. The holders of the majority of the investment involved in the above lawsuit chose not to join in the lawsuit and have informed the Company that they believe the lawsuit to be baseless. On November 21, 2017, the Court denied the Plaintiff’s request for injunctive relief against the Company. As a result, the case essentially became an action for money damages against the Company, which the Company believes to be without merit and has defended. However, on July 27, 2018 United States District Court for the Southern District of New York granted the plaintiffs motion for summary judgement, awarding them approximately $1.4 million dollars. The Company is, as of the date of this letter, in advanced negotiations to settle this judgment. The Company has accrued this amount, in full, as of December 31, 2018, resulting in a charge to other expenses of approximately $1.034 million during 2018.

10. SUBSEQUENT EVENTS

On March 11, 2019 the Company signed a non-binding letter of intent (“LOI”) to be acquired in a reverse acquisition (the “Acquisition”) by a privately held Los Angeles based cannabis company (the “Acquirer”). The Acquirer holds licenses issued by the State of California to manufacture and distribute cannabis products in California. The Acquirer commenced operations in mid-2018 and has reported more than $550,000 in revenue from operations since they commenced. The Acquirer maintains facilities in Riverside County California near Palm Springs. On Thursday, March 7, 2019 the Acquirer obtained its final permit and clearance from the local fire department to commence operation of an ethanol extraction laboratory at such facilities and will initiate related extraction and post processing operations as soon as practicable. The Acquirer’s laboratory will be able to extract CBD hemp under Federal law pursuant to the recently signed 2018 Farm Act that classifies CBD hemp as an insurable commodity.

Pursuant to the terms of the LOI, the Company and the Acquirer have initiated negotiations intended to result in completion of a definitive Exchange Agreement (the “Agreement”) encompassing all of the material terms of the Agreement on or before March 31, 2019. Pursuant to the terms of the LOI, the Agreement will provide that upon conclusion of the Acquisition, the Acquirer’s designees shall own 80% of the then outstanding common shares of the Company and the Company’s current shareholders shall own 20% of such outstanding common shares. In addition, the Company will be required to settle certain outstanding creditor obligations on terms acceptable to both the Acquirer and the Company. Furthermore, the Acquirer is required to obtain a commitment for a bridge loan of not less than $1,250,000.00 to be funded upon the closing of the Acquisition and an equity infusion of at least $5,000,000.00 at a pre-money valuation of at least $15,000,000.00 to be funded upon the closing of the Acquisition.

Simultaneous with a successful closing of the Acquisition, the Company will assign all rights to its intellectual property and assets relating to its Dominion imaging technology to a private closely held Company to be owned by IGNG, current IGNG management and board members, certain other persons currently associated with the Company and the Acquirer’s designees in percentages to be negotiated among those persons prior to the closing of the transaction. The Dominion enterprise will thereafter execute its business plan as previously articulated in IGNG’s periodic reports to the SEC.

At the closing, current IGNG officers and directors shall appoint the Acquirer’s designees to officer and directors positions at post acquisition IGNG and resign there officer and director positions.

In January 2019, a former officer of the company canceled 8,000,000 shares of common stock that were previously issued.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated (2013Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1. As of December 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. As of December 31, 2018, we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of our public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of December 31, 2018:

Name	Age	Position
Jeffrey N. Peterson	63	Chairman
John Hollister	58	Chief Executive Officer
George Zdasiuk	67	Director
Kenneth J. Biehl	64	Executive Vice President & Chief Financial Officer

Jeffrey N. Peterson joined the Company in March of 2018 as it’s Chairman.  He also serves as Chairman of Pressure Biosciences, Inc. (OTCQB: PBIO) and has filled that role since 2012.  PBIO is an innovative platform technology company utilizing extreme pressure cycling to control biomolecular interactions and optimize sample preparation for life science R&D and diagnostic applications and have also emerged as a leader in high-pressure disaggregation and refolding of proteins for optimal effectiveness, serving the biopharmaceutical industry.  Mr. Peterson is also Chairman & CEO of Veritomyx, Inc., a provider of high-performance cloud computing SaaS solutions for advanced signal processing in mass spectrometry, which is a subsidiary of Target Discovery, Inc., where he has served as co-founder and CEO since 1999. Prior to founding Target Discovery, he served as CEO of Sharpe, Peterson, Ocheltree & Associates, an international business development consulting firm assisting Fortune 500 and many smaller firms in business expansion and strategy.  Previously, Mr. Peterson held key management roles in Abbott Laboratories’ Diagnostics and International (Pharmaceuticals, Hospital Products, Nutritionals, Consumer) businesses, most recently as CEO and GM of Abbott South Africa.  Prior to Abbott, Mr. Peterson’s experience included 11 years with General Electric’s Engineered Materials.  Mr. Peterson currently serves on the Advisory Board for the California Technology Council, which innovates to advance California’s primacy in all forms of technology, application, systems and infrastructure.  Mr. Peterson completed the Entrepreneurship curriculum and holds BSChemE and MSChemE degrees from MIT.  He previously served for 12 years on the Board of BayBio and is chair emeritus of the BayBio Institute.  Mr. Peterson has also served as an active member of the Coalition for the 21st Century Medicine, BIO’s Personalized Medicine & Diagnostic Group, and on the UT MD Anderson Cancer Center for Professional Development and Entrepreneurship Center Advisory Board.

John Hollister joined Imaging3 in December of 2017 to serve as the Chief Executive Officer and Chairman of the Board and continues to serve as the Chief Executive Officer upon Mr. Petersen assuming the responsibilities of Chairman in March of 2018. Mr. Hollister brings nearly 30 years of healthcare leadership to Imaging3. Prior to joining the Company, Mr. Hollister served as the CEO of NuLife Sciences, a publicly traded (OTCQB; NULF) company (2016-2017) developing a proprietary process for transplant and wound care. Prior to NULF (2014-2015), he served as the first CEO and Director of NEMUS Bioscience (OTCQB: NMUS), a publicly traded life-sciences company developing a variety of molecules for multiple indications. He helped establish the company and served in this capacity during the licensing of the core technologies, the process of going public and the first year of raising necessary capital. From 2011-2013, Mr. Hollister served as the Executive Vice President, Marketing for Tethys Bioscience, a diagnostic company in the field of personalized medicine. Between 2009 and 2011, he was an independent healthcare consultant working with a variety of private, early stage healthcare companies. From 2006 and 2009, Mr. Hollister served as the CEO and Director of EEG Spectrum, a medical device company. Mr. Hollister was promoted to Chairman after the first year working with the company. Prior to EEG Spectrum, Mr Hollister spent 5 years at AMGEN in product marketing and as the Global Commercial Leader in Oncology. Prior to AMGEN, he spent three years as the Director of Marketing at Aviron, an early stage vaccine company and he started his career spending 8 years (1988-2006) at SmithKline Beecham in a variety of sales and marketing positions. Mr. Hollister received his BA in Economics at Stanford University and his MBA at the Drucker Graduate Management Center at the Claremont Graduate University. He also serves as the Secretary of the Board of the Brain and Behavior Research Foundation, the largest donor supported charity focused on research of the brain.

George Zdasiuk, PhD joined the Company as a Director in April of 2018. Dr. Zdasiuk is a globally-recognized scientific leader in the medical imaging industry, with diverse experience in nurturing and commercializing innovative new technologies. Dr. Zdasiuk assists Imaging3 on all matters pertaining to product development, regulatory and commercial strategy, with the goal of maximizing the global market impact and value realization from the Company’s Dominion SmartScan™ technology. From 1980-2015, Dr. Zdasiuk was employed by Varian Medical Systems (formerly, Varian Associates), a leader in the fields of radiotherapy, radiosurgery, X-ray tube technology and digital imaging, in roles including Chief Technology Officer and Senior VP/ Director of Varian’s Ginzton Technology Center. Varian employs 6,500 people across the globe and is recognized as a pioneer in the field of radiotherapy and medical imaging. Dr. Zdasiuk was responsible for investigating new disruptive technologies, conducting feasibility studies and incubating start-up businesses within Varian. Dr. Zdasiuk earned a Ph.D. in Applied Physics from Stanford University, specializing in photonics systems and non-linear optics. Dr. Zdasiuk received his BASc, with highest honors, in Engineering Science and his MS in Physics from the University of Toronto.

Kenneth J. Biehl joined the company as Executive Vice President & Chief Financial Officer in March of 2018. He is a C-level, strategic, operations and finance executive with over 25 years of experience in leading private, public, and nonprofit companies through growth, mergers and acquisitions, and IPOs. Mr. Biehl is also the CEO of CxCTeams, a provider of finance and accounting services, which was founded in 2005. Mr. Biehl has served as an executive finance and operations officer of several public and private companies. From 2000 to 2005, he was the COO and CFO of Integrated Information Systems (IIS), a public IT consultancy corporation specializing in Microsoft and custom application development solutions in Tempe, Arizona. Prior to IIS, from 1997 to 2000, he served as EVP and CFO for Sunstone Hotel Investors, a public real estate investment trust, investing in and operating lodging assets, headquartered in San Clemente, California. Prior to Sunstone, Mr. Biehl served as Vice President & Corporate Controller of Starwood Lodging. Prior to Starwood, Mr. Biehl served with KPMG, PricewaterhouseCoopers, and Ernst & Young international accounting firms. He is a graduate from the Brigham Young Marriott School of Accountancy.

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

Board Committees

Our board of directors has appointed an audit committee. The board of directors has adopted a written charter of the audit committee. The audit committee is authorized by the board of directors to review our annual financial statements prior to publication, and to review the work of, and approve non-audit services performed by, our independent accountants. The audit committee will make annual recommendations to the board for the appointment of independent public accountants for the ensuing year. The audit committee will also review the effectiveness of the financial and accounting functions and our organization, operations and management. The audit committee was formed on August 31, 2003. The audit committee held two meetings during fiscal year ended December 31, 2018.

Our board of directors does not have a compensation committee so all decisions with respect to management compensation are made by the whole board. Our board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm’s length.

AUDIT COMMITTEE

Report of the Audit Committee

The members of our Audit Committee are Jeffrey N. Peterson, Chair and George Zdasiuk. Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2018 with senior management. The audit committee has reviewed and discussed with management our audited financial statements. The audit committee has also discussed with Rose, Snyder and Jacobs LLP (“RSJ”), our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 16 (Communication with Audit Committees) and received the written disclosures and the letter from RSJ required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The audit committee has discussed with RSJ the independence of RSJ as our auditors. Based on the foregoing, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for filing with the United States Securities and Exchange Commission. Our audit committee did not submit a formal report regarding its findings.

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

The Elements of Imaging3’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raise’s include subjective factors related to corporate and individual performance. For the year ended December 31, 2018, all executive officer base salary decisions were approved by the board of directors.

 Incentive Compensation Awards

The Named Executives have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Imaging3: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price. The board has not adopted specific performance goals and target bonus amounts for any of its fiscal years, but may do so in the future. It is anticipated that such an incentive compensation awards program may commence during the year 2019.

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

Executive Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2018 and December 31, 2017 for services rendered in all capacities, by our chief executive officer and our other most highly compensated executive officers during the fiscal years ended December 31, 2017 and December 31, 2016.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

John Hollister, CEO	2018	$219,000	-	$-	-	-	-	$219,000
	2017	$19,000	-	-	-	-	-	$19,000
Kenneth J. Biehl, EVP and CFO	2018	$49,500	-	$-	-	-	-	$49,500
	2017	$-	-	-	-	-	-	$-
Dane Medley, former CEO	2018	$47,750	-	$-	-	-	-	$47,750
	2017	$36,000	-	-	-	-	-	$36,000
Xavier Aguilera, former EVP and CFO	2018	$30,500	-	$-	-	-	-	$30,500
	2017	$36,000	-	-	-	-	-	$36,000
Officers as a Group	2018	$219,000	-	$-	-	-	-	$346,750
	2017	$19,000	-	-	-	-	-	$91,000

Employment Agreements

We have entered into an employment agreement with our chief executive officer, which commenced in November 2017. We may enter into a new employment agreement with him in the future.

Employee Benefit Plans

We have not yet, but may in the future, establish a management stock option plan pursuant to which stock options may be authorized and granted to the executive officers, directors, employees and key consultants of Imaging3.

Director Compensation

During the year ended December 31, 2018, $45,000 was accrued for services provided by our chairman Jeffrey Peterson. In addition, $20,000 was accrued for George Zdasiuk as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Imaging3 at December 31, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of December 31, 2018 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 8,475,120 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o Imaging3, Inc., 4919 Noeline Ave., Encino, California 91436. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned (1)	Percentage Ownership

John Hollister, Chief Executive Officer		*

*	Less than 1%.

(1)	Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of December 31, 2018.

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

	2018	2017
Audit Fees(1)	$58,500	$88,000
Audit Related Fees		-0-
All Other Fees(2)	-0-	-0-
	$58,500	$88,000

(1)	Audit Fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports. With respect to audit related fees, $8,500 was paid to M&K CPAS, PLLC (our prior principal auditing firm) during the year ended December 31, 2017. However, audit fees totaling $79,500 were paid to RSJ during the year ended 2017.

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

IMAGING3, INC.

Dated: April 16, 2019	By:	/s/ John Hollister
John Hollister
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2019

/s/ John Hollister
John Hollister
Chief Executive Officer

Dated: April 16, 2019
/s/ K. J. Biehl
Kenneth J. Biehl Executive Vice President & Chief Financial Officer

