Form 10-Q
period 2019-03-31
IMAGING3 INC
filed 2019-05-21
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2019

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

As of May 13, 2019, the number of shares outstanding of the registrant’s class of common stock was 53,904,168.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

IMAGING3, INC.

BALANCE SHEETS

	March 31, 2019	December 31, 2018

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$67,146	$14,214

Total current assets	67,146	14,214

PROPERTY AND EQUIPMENT, net	-	-
Total assets	$67,146	$14,214

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$681,776	$703,518
Administrative claims payable	1,113,708	1,113,708
Accrued expenses	394,356	372,773
Subscriptions payable	256,000	289,283
Derivative liability	15,442,307	677,990
Convertible notes payable, net of discount of $- and $179,307	2,165,482	2,167,107
Total current liabilities	20,053,629	5,324,379
LONG TERM LIABILITIES
Administrative claims payable	-	-

TOTAL LIABILITIES	20,053,629	5,324,379
COMMITMENTS AND CONTINGENCIES, note 8

STOCKHOLDERS’ DEFICIT:
	-	-
Common stock and additional paid-in capital authorized 1,000,000,000 shares, no par value and 49,689,768 and 40,426,983 issued and outstanding as of March 31, 2019, and December 31, 2018, respectively	17,195,658	15,944,948
Accumulated deficit	(37,182,141)	(21,255,113)
Total stockholders’ deficit	(19,986,483)	(5,310,165)
Total liabilities and stockholders’ deficit	$67,146	$14,214

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31, 2019	Three months ended March 31, 2018

Net revenues	$-	$-

Cost of goods sold	-	-
Gross profit (loss)	-	-

Operating expenses:
General and administrative expenses	195,325	5,671,297
Total operating expenses	195,325	5,671,297

Loss from operations	(195,325)	(5,671,297)

Other income (expense):
Interest expense	(48,296)	(305,293)
Change in value of derivative instruments	(15,633,479)	(745,855)
Gain (loss) on extinguishment of debt	(49,926)	(6,958)
Other income (expense)	-	-
Total other income (expense)	(15,731,701)	(1,058,106)

Income (loss) before income taxes	(15,927,026)	(6,729,403)

Provision for income taxes		-

Net income (loss)	$(15,927,026)	$(6,729,403)

Net income (loss) per share - Basic	$(0.39)	$(0.37)
Net income (loss) per share - Diluted	$(0.39)	$(0.37)
Weighted average common stock outstanding - Basic	41,225,688	18,074,095
Weighted average common stock outstanding - Diluted	41,225,688	18,074,095

The accompanying notes form an integral part of these unaudited financial statements.

IMAGING3, INC.

CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(UNAUDITED)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,927,026)	$(6,729,403)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non Cash Interest	4,000	270,910
(Gain) loss on extinguishment of debt	49,926	6,958
Change in value of derivatives	15,633,479	745,855
Shares issued for services	-	5,280,661
Warrants issued for service	-	-
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(22,553)	325,812
Net cash used for operating activities	(217,068)	(99,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	30,000	10,000
Proceeds from subscription payable	240,000	148,773
Net cash provided from financing activities	270,000	158,773

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	52,932	59,566

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	14,214	3,594

CASH & CASH EQUIVALENTS, ENDING BALANCE	$67,146	$63,160
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
Notes and accrued interest converted to common stock	$54,338	$40,900

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

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had no cash equivalents at March 31, 2019 or December 31, 2018.

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

Basic and Diluted Net Income Per Share

Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. During 2018 and 2019, potentially dilutive securities were excluded from the computation of weighted average shares outstanding-diluted because their effect was anti-dilutive.

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

The Company had the following assets or liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017 respectively.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities March 31, 2019	$-	$-	$15,442,307	$15,442,307
Derivative Liabilities December 31, 2018	$-	$-	$677,990	$677,990

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible Form instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The adoption of this standard had no material impact on the Company’s financial position or results of operations.

3. INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of December 31, 2018 or March 31, 2019.

4. NOTES PAYABLE

During the first quarter of 2018, the Company issued a promissory note in the amount of $10,000 that bears interest of 10%. The note matured as of April 15, 2018 and was paid back with cash.

During the first quarter of 2019, the Company issued two short-term promissory notes in the amount of $30,000 that bears interest at $6,000 per month. The notes matured within twenty days of issuance but are extendable at the Company’s option and remain outstanding as of March 31, 2019.

During 2018, debt and accrued interest in the amount of $574,524 were converted to 6,811,151 shares of common stock. As a result of these conversions, the Company recognized approximately $100,000 as a gain on extinguishment of debt, accrued interest, and derivative liabilities.

During the first quarter ended March 31, 2019, debt and accrued interest in the amount of $54,338 were converted to 14,027,800 shares of common stock. As a result of these conversions, the Company recognized approximately $50,000 as a loss on extinguishment of debt, accrued interest, and derivative liabilities.

Amortization of note discounts amounted to $179,307 during the quarter ended March 31, 2018 and none for the quarter ended March 31, 2019.

5. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock. During 2017, 2,000 shares of preferred shares were cancelled. As of March 31, 2019, and December 31, 2018, there are no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of no-par value common stock.

During the three months ended March 31, 2018, the Company issued a total of 1,148,921 shares of common stock for cash in the amount of $148,773 and 17,645,000 shares were issued for services rendered valued at $5,280,661.

During the first quarter ended March 31, 2019, the Company issued 3,234,985 shares for $273,283 of subscription payable received before December 31, 2018, 14,027,800 shares related to conversions of notes payable of $977,427. During the quarter ended March 31, 2019, the company recorded $240,000 of subscription payable for 4,800,000 shares and 9,600,000 warrants with a strike price of $0.10. During the quarter ended March 31, 2019, 8,000,000 shares of stock to a former officer were canceled. The Company awarded directors, officers and key consultants 5,750,000 shares for services rendered. These shares were issued subsequent to March 31, 2019. At March 31, 2019, the company is also in the process of issuing 4,950,154 shares of common stock for the balance of subscription payable at March 31, 2019.

As of March 31, 2019, there were approximately 582 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 31, 2019, there were 49,689,768 shares of our common stock outstanding on record.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 27,000,000 shares of common stock had been reserved for issuance. The Stock Option Plan will terminate in September 2024.

Stock Options

Transactions in 2018	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2018	250,000	$1.00	6.57
Granted
Exercised
Cancelled/Forfeited
Outstanding, March 31, 2019	250,000	$1.00	6.32
Exercisable, March 31, 2019	250,000	$1.00	6.32

Transactions in FY2018

Outstanding, December 31, 2017	250,000	$1.00	7.57
Granted
Exercised
Cancelled/Forfeited
Outstanding, December 31, 2018	250,000	$1.00	6.57
Exercisable, December 31, 2018	250,000	$1.00	6.57

As of March 31, 2019, former employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $1.00.

6. WARRANTS

Following is a summary of warrants outstanding at March 31, 2019:

Number of Warrants	Exercise Price	Expiration Date
541,362	$0.00002	July 2023
50,000	$0.10	April 2022
625,000	$0.10	August 2022
575,000	$0.10	April 2023
250,000	$0.10	May 2023
162,500	$0.10	August 2023
2,800,000	$0.40	May 2022
375,000	$0.10	January 2024
9,800,000	$0.10	March 2021

During the quarter ended March 31, 2019, the Company issuanced of 9,800,000 warrants to purchase 9,800,000 shares of the Company’s common stock at an exercise price of $0.10 per share for a period of two years from the date of issuance.

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

The following table summarizes activity in the Company’s derivative liability during the first quarter ended March 31, 2019 and the year ended December 31, 2018:

12-31-18 Balance	$677,990
Creation	-
Reclassification of equity	(869,163)
Change in Value	15,633,479
3-31-19 Balance	$15,442,307

12-31-2017 Balance	$701,347
Creation	-
Reclassification to Equity	(202,996)
Change in Value	179,639
12-31-2018 Balance	$677,990

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

Term	0.01 years -5.0 years
Dividend Yield	0%
Risk-free rate	2.33% - 2.49%
Volatility	65-168%

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

As of March 31, 2019, the Company has not made any of the payments required and is in default pursuant to the terms of the Agreement.

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

Pending Litigation

See note 9

9. SUBSEQUENT EVENTS

On Monday, April 15, Imaging3, Alpha Capital Anstalt (“Alpha”) and Brio Capital Master Fund (“Brio”) agreed to terms settling the outstanding judgment against the Company, issued by the United States District Court for the Southern District of New York (the “Court”) on July 27, 2018 (the “Agreement”). The Court awarded Alpha $804,770.08 and Brio $669,805.43, respectively. Under the terms of the Agreement, the Company will pay $100,000 cash to both Alpha and Brio at the time of the closing of the Acquisition. The balance of the judgments will be converted to IGNG restricted common shares at the conversion price of $0.164 per share, translating to 4,191,070 (four million, one hundred, ninety thousand, and seventy) Shares of IGNG’s common stock to Alpha and 3,514,628 (three million, five hundred fourteen thousand, six hundred and twenty) Shares to Brio. Further, Alpha and Brio, with the full and complete cooperation of IGNG, shall promptly commence an action against IGNG in the Superior Court of the State of California (the “Settlement Court”) seeking the Settlement Court’s approval of this Agreement pursuant to Section 3(a)(10) of the Securities Act of 1933 which will, essentially, allow IGNG to issue the above shares to Alpha and Brio without restriction. IGNG management believes this cooperative proceeding will be completed by mid-July 2019.

On Sunday, April 28, Imaging3 and GBI executed a definitive Share Exchange Agreement and Plan of Reorganization (the “Agreement”), at the closing of which GBI will become a wholly-owned subsidiary of IGNG and GBI’s shareholders and other persons will own approximately 81% of the post-Acquisition common shares of IGNG. The IGNG common shares representing the 81% IGNG stake will be restricted securities issued to the current GBI shareholders on a pro rata basis to their GBI ownership in exchange for their GBI shares which will thereafter be owned by IGNG. At the conclusion of the Acquisition the Company will have approximately 387,969,000 common shares issued and outstanding, subject to adjustment, of which GBI management will own approximately 230,223,000 shares or approximately 60% of the then outstanding common shares of the Company. In addition, at the closing, a newly formed corporation (“New I3”) will assume all of the current assets and most of the liabilities of IGNG. IGNG will thereafter own a yet-to-be determined percentage of the shares of New I3. Furthermore, closing of the Acquisition will be dependent upon IGNG reaching final terms with an Investor or Investors for an investment of $12,000,000.00 of debt and equity in IGNG.

The closing of the transaction will occur on or before the business day following the satisfaction or waiver of all conditions to the obligations of the parties to consummate the acquisition which both IGNG and GBI management expect to be on or before June 30, 2019 (the “Closing”). Within 75 days of the Closing the Company shall file a Form 8-K with the SEC which will include, along with all other required disclosures, audited pro forma consolidated financial statements of IGNG and GBI from GBI’s inception through the period ended April 30, 2019.

10. GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred net losses and as of December 31, 2018 had an accumulated deficit totaling $21.3 million. During the quarter ended March 31, 2019 and the years ended December 31, 2018 and 2017, the Company utilized an aggregate of $1.7 million of cash in operating activities and incurred an aggregate net loss of $18.5 million. The continuing losses have adversely affected the liquidity of the Company.

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

In the absence of FDA approval for our medical device, we currently do not and cannot rely upon it as a future source of sales and revenue. We are subject to the uncertainty of not knowing whether or when our proprietary medical device will be approved and can be sold. Under those circumstances, management believes that we will continue our current trend of incurring operating losses, requiring us to raise additional capital or financing from outside sources. We have raised $782,831 via equity and debt during 2018, and $270,000 during the first quarter ended March 31, 2019, sufficient to continue Company operations, and believe that we will be able to close on additional monies in the near future to accelerate progress on the Company’s stated plans. We cannot assure that we will be able to raise sufficient capital or financing to maintain our business while we are incurring operating losses, and we cannot assure that we will become profitable if our proprietary medical device is approved by the FDA.

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

The Black-Scholes option pricing model requires management to make assumptions and to apply judgment in determining the fair value of our awards. The most significant assumptions and judgments include estimating the fair value of our underlying stock, the expected volatility and the expected term of the award. In addition, the recognition of stock-based compensation expense is impacted by estimated forfeiture rates

Revenue Recognition

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

The following sets forth selected items from our statements of operations for three months ended March 31, 2019 and for the three months ended March 31, 2018.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net revenues	$-	$-
Cost of goods sold	-	-
Gross Profit	-	-
General and administrative expenses	195,325	5,671,297
Income (loss) from operations	(195,325)	(5,671,297)
Total other income (expenses)	(15,731,701)	(1,058,106)
Provision for income taxes	-	-
Net income (loss)	$(15,927,026)	$(6,729,403)

Results of Operations for the Three Months Ended March 31, 2019 as compared to the Three Months Ended March 31, 2018.

We are focusing on our development stage medical device efforts. The legacy C-arm activity was completely wound down in 2017. We had no revenues for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019 and 2018 there was no cost of revenue. This was a result of no outside labor related to C-Arm repairs

Our operating expenses decreased from $5,671,297 in 2018 to $195,325 for the three months ended March 31, 2019, a decrease of 96% primarily as a result of stock-based compensation and outside consulting activity.

Other expenses increased as a result of derivative liability activity and the extinguishment of debt. Our net loss for the three months ended March 31, 2019 was $15,927,026 as compared to a net loss of $6,726,403 for the three months ended March 31, 2018.

We expect the trend of operating losses by us to continue into the future at the current or greater rate as we spend money on product development and marketing. We cannot assure that we can achieve profitability. We do not expect litigation against us to expand and believe litigation is on a decreasing trend, although we can give no assurances in relation to future litigation.

Liquidity and Capital Resources

Our total current assets increased to $67,146 as of March 31, 2019, from $14,214 as of December 31, 2018. The cash account as of March 31, 2018 was $67,146 compared to $14,214 as of December 31, 2018.

Our total current liabilities increased to $20,053,629 as of March 31, 2019 from $5,324,379 as of December 31, 2018. This increase is due in large part to the revaluation of the derivative for this reporting period.

The cash account as of March 31, 2018 was $67,146 compared to $14,214 as of December 31, 2018. Cash raised through financing activities was expended primarily on: (i) day-to-day business operations in connection with preparation for our 510K submittal and legal and audit fees.

During the three months ended March 31, 2019, we used $217,068 of net cash for operating activities, as compared to $99,207 used during the three months ended March 31, 2018. Net cash provided by financing activities during the three months ended March 31, 2019 was $270,000, as compared to $158,773 during the three months ended March 31, 2018.

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

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated (2013Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1. As of March 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. As of March 31, 2019, we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2019, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ John Hollister	Dated: May 20, 2019
John Hollister
Chief Executive Officer

/s/ K. J. Biehl	Dated: May 20, 2019
Kenneth J. Biehl
Chief Financial Officer

