Form 10-Q/A
period 2019-03-31
IMAGING3 INC
filed 2019-05-22
CIK 1205181

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 of IMAGING3, INC. (the “Company”) filed with the Securities and Exchange Commission on May 21, 2019 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

1

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

/s/ John Hollister	Dated: May 22, 2019
John Hollister
Chief Executive Officer

/s/ K. J. Biehl	Dated: May 22, 2019
Kenneth J. Biehl
Chief Financial Officer

2