Form 10-Q
period 2019-06-30
IMAGING3 INC
filed 2019-08-14
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2019

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______________to ______________

Commission File Number: 000-50099

IMAGING3, INC.

(Exact name of registrant as specified in its charter)

CALIFORNIA	95-4451059
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10866 Wilshire Blvd. Suite 225, Los Angeles, CA 90024

(Address of principal executive offices) (Zip Code)

310-575-1175

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

As of August 8, 2019, the number of shares outstanding of the registrant’s class of common stock was 464,166,789.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

IMAGING3, INC.

BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$47,539	$14,214
Other receivables – related party, Note 9	264,050	-
Total current assets	311,589	14,214
NON-CURRENT ASSETS:
Prepaid financing costs	1,097,336

TOTAL ASSETS	$1,408,925	$14,214

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$586,433	$703,518
Administrative claims payable	1,113,708	1,113,708
Accrued expenses	174,684	372,773
Subscriptions payable	1,860,679	289,283
Derivative liability	591,309	677,990
Convertible notes payable, net of discount of $- and $179,307	619,918	2,167,107
Total current liabilities	4,946,731	5,324,379
LONG TERM LIABILITIES
Long-term note payable, net of discount of $575,000	25,000	-

TOTAL LIABILITIES	4,971,731	5,324,379
COMMITMENTS AND CONTINGENCIES, Note 8

STOCKHOLDERS’ DEFICIT:
	-	-
Common stock and additional paid-in capital authorized 1,000,000,000 shares, no par value and 68,881,437 and 40,426,983 issued and outstanding as of June 30, 2019, and December 31, 2018, respectively	19,901,130	15,944,948
Accumulated deficit	(23,463,936)	(21,255,113)
Total stockholders’ deficit	(3,562,806)	(5,310,165)
Total liabilities and stockholders’ deficit	$1,408,925	$14,214

The accompanying notes form an integral part of these unaudited financial statements

IMAGING3, INC.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018

Net revenues	$-	$-	$-	$-

Cost of goods sold	-	-	-	-
Gross profit (loss)	-	-	-	-

Operating expenses:
General and administrative expenses	685,225	334,939	880,550	6,006,236
Total operating expenses	685,225	334,939	880,550	6,006,236

Loss from operations	(685,225)	(334,939)	(880,550)	(6,006,236)

Other income (expense):
Interest expense	(317,824)	(225,109)	(366,120)	(530,402)
Change in value of derivative instruments	14,730,082	742,248	(903,397)	(3,607)
Gain (loss) on extinguishment of debt	(8,830)	(1,026,071)	(58,756)	(1,033,029)
Other income (expense)	-	(22,035)	-	(22,035)
Total other income (expense)	14,403,428	(530,967)	(1,328,273)	(1,589,073)

Income (loss) before income taxes	13,718,203	(865,906)	(2,208,823)	(7,595,309)

Provision for income taxes	-	800	-	800

Net income (loss)	$13,718,203	$(866,706)	$(2,208,823)	$(7,596,109)

Net income (loss) per share - Basic	$0.22	$(0.02)	$(0.04)	$(0.27)
Net income (loss) per share - Diluted	$0.15	$(0.02)	$(0.04)	$(0.27)
Weighted average common stock outstanding - Basic	62,341,213	38,844,783	51,900,759	28,574,832
Weighted average common stock outstanding - Diluted	90,221,039	38,844,783	51,900,759	28,574,832

The accompanying notes form an integral part of these unaudited financial statements.

IMAGING3, INC.

CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(UNAUDITED)

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,208,823)	$(7,596,109)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Non-cash interest	177,523	450,217
(Gain) loss on extinguishment of debt	58,755	6,959
Change in value of derivatives	903,397	3,532
Shares issued for services	350,469	5,442,076
Warrants issued for services
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(45,730)	1,185,702
Net cash used for operating activities	(764,409)	(507,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to future acquisition	(300,000)	-
Repayment of advance	35,950	-
Net cash used for investing activities	264,050	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	630,000	25,000
Cash paid in settlement	(200,000)	-
Repayment of notes payable		(10,000)
Proceeds from sale of stock, net of offering costs	631,783	493,223
Net cash provided from financing activities	1,061,783	508,223

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	33,325	600

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	14,214	3,594

CASH & CASH EQUIVALENTS, ENDING BALANCE	$47,539	$4,194
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY
Notes and accrued interest converted to common stock	$1,703,423	$40,900
Promissory notes issued for no cash consideration	$	$789,090

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company had no cash equivalents at June 30, 2019 or December 31, 2018.

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

The Company had the following assets or liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 respectively.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities June 30, 2019	$-	$-	$591,309	$591,309
Derivative Liabilities December 31, 2018	$-	$-	$677,990	$677,990

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

3. INCOME TAXES

The Company’s book losses and other timing differences result in a net deferred income tax benefit which is offset by a valuation allowance for a net deferred asset of zero. The Company has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of all of its deferred tax assets. Accordingly, management has provided a 100% valuation allowance against its deferred tax assets until such time as management believes that its projections of future profits as well as expected future tax rates make the realization of these deferred tax assets more-likely-than-not. Significant judgment is required in the evaluation of deferred tax benefits and differences in future results from our estimates could result in material differences in the realization of these assets. The Company has recorded a full valuation allowance related to all of its deferred tax assets. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with FASB ASC 740-10, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, the availability of carry forwards and estimates of projected future taxable income. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations of $800. The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recognized any unrecognized tax benefits and does not have any interest or penalties related to uncertain tax positions as of December 31, 2018 or June 30, 2019.

4. NOTES PAYABLE

During the first quarter of 2018, the Company issued a promissory note in the amount of $10,000 that bears interest of 10%. The note matured as of April 15, 2018 and was paid back with cash.

During the first quarter of 2019, the Company issued two short-term promissory notes in the amount of $30,000 that bears interest at $6,000 per month. The notes matured within twenty days of issuance but are extendable at the Company’s option and were converted to shares as of July 16, 2019.

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

During the second quarter ended June 30, 2019, debt and accrued interest in the amount of $1,703,423 were converted to 15,407,367 shares of common stock, of which 6,601,669 have been issued. As a result of these conversions, the Company recognized approximately $9,000 as a loss on extinguishment of debt, accrued interest, and derivative liabilities during the second quarter.

Amortization of note discounts amounted to $179,307 during the six months ended June 30, 2018 and $25,000 for the six months ended June 30, 2019.

On May 31, 2019, the Company executed a Securities Purchase Agreement (the “SPA”), with Auctus Fund, LLC of Boston MA (the “Investor”) pursuant to the terms of which IGNG will sell $4,000,000 of Convertible Notes (the “Notes”) and issue $6,200,000 of callable warrants (“the Warrants”) to the Investor. Pursuant to the SPA, Auctus will purchase the $4,000,000 of Notes from IGNG in four tranches as follows: $600,000.00 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,400,000.00 will be funded by Auctus on the day IGNG files its required registration statement on Form S-1 registering the IGNG shares underlying tranches 1 and 2 (the “Registration Statement”); the third tranche will be funded the day the SEC declares the Registration Statement effective and the fourth tranche will be funded 90 Days after the Effective Date. The Notes have a two-year term and will bear interest at 10%. The notes are redeemable at any time between the date of issuance and maturity at 150% of face value. The Notes will be convertible into shares of IGNG common stock at 95% of the mathematical average of the five lowest trading prices for IGNG common stock on the OTCQB for the period from the Closing to the maturity date of the Note being converted less $0.01 for conversions at less than $0.15 and less $0.02 for conversions at more than $0.15.

5. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock. During 2017, 2,000 shares of preferred shares were cancelled. As of June 30, 2019, and December 31, 2018, there are no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of no-par value common stock.

During the six months ended June 30, 2018, the Company issued a total of 2,904,171 shares of common stock for cash in the amount of $493,223 and 18,058,539 shares were issued for services rendered valued at $5,442,076. During the six months ended June 30, 2018, 3,000,000 of these shares were cancelled.

During the six months ended June 30, 2019, the Company issued 10,544,985 shares for $273,283 of subscription payable received before December 31, 2018 and $358,500 for cash during the current year, 20,629,469 shares related to conversions of notes payable of $1,945,615. During the six months ended June 30, 2019, 8,000,000 shares of stock to a former officer were canceled. The Company awarded directors, officers and key consultants 5,750,000 shares for services rendered. 5,280,000 of these shares were issued during the quarter ending June 30, 2019 totaling an amount of $87,800. At June 30, 2019, the company is also in the process of issuing 14,811,440 shares of common stock for the balance of subscription payable at June 30, 2019, which is mainly comprised of debt conversion.

As of June 30, 2019, there were approximately 591 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of June 30, 2019, there were 68,881,437 shares of our common stock outstanding on record.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 27,000,000 shares of common stock had been reserved for issuance. The Stock Option Plan will terminate in September 2024.

Stock Options

Transactions in 2018	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2018	250,000	$1.00	6.57
Granted
Exercised
Cancelled/Forfeited
Outstanding, June 30, 2019	250,000	$1.00	6.08
Exercisable, June 30, 2019	250,000	$1.00	6.08

Transactions in FY2018

Outstanding, December 31, 2017	250,000	$1.00	7.57
Granted
Exercised
Cancelled/Forfeited
Outstanding, December 31, 2018	250,000	$1.00	6.57
Exercisable, December 31, 2018	250,000	$1.00	6.57

As of June 30, 2019, former employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $1.00.

6. WARRANTS

Following is a summary of warrants outstanding at June 30, 2019:

Number of Warrants	Exercise Price	Expiration Date
37,500	$0.10	April 2022
500,000	$0.10	August 2022
575,000	$0.10	April 2023
125,000	$0.10	May 2023
162,500	$0.10	August 2023
2,800,000	$0.40	May 2022
302,776	$0.10	January 2024
12,000,000	$0.10	March 2021
2,160,000	$0.10	June 2021
16,000,000	$0.125	May 2021
15,000,000	$0.15	May 2021
8,000,000	$0.25	May 2021
200,000	$0.10	October 2020

During the six months ended June 30, 2019, the Company issued of 8,960,000 warrants to purchase 8,960,000 shares of the Company’s common stock at an exercise price of $0.10 per share for a period of two years from the date of issuance. The Company also issued 16,000,000 warrants to purchase 16,000,000 shares of the Company’s common stock at an exercise price of $0.125 per share, 15,000,000 warrants to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share, 8,000,000 warrants to purchase 8,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share for a period of two year from the date of issuance.

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

The following table summarizes activity in the Company’s derivative liability during the six months ended June 30, 2019 and the year ended December 31, 2018:

12-31-18 Balance	$677,990
Creation	558,879
Reclassification of equity	(1,548,956)
Change in Value	903,396
6-30-19 Balance	$591,309

12-31-2017 Balance	$701,347
Creation	-
Reclassification to Equity	(202,996)
Change in Value	179,639
12-31-2018 Balance	$677,990

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

Alpha and Brio Settlement

On Monday, April 15, 2019, Imaging3, Alpha Capital Anstalt (“Alpha”) and Brio Capital Master Fund (“Brio”) agreed to terms settling the outstanding judgment against the Company, issued by the United States District Court for the Southern District of New York (the “Court”) on July 27, 2018 (the “Agreement”). The Court awarded Alpha $804,770.08 and Brio $669,805.43, respectively. On June 6, 2019 per terms of the Agreement, the Company paid $100,000 cash to both Alpha and Brio at the time of the closing of the Acquisition. The balance of the judgments will be converted to IGNG restricted common shares at the conversion price of $0.164 per share, translating to 4,191,070 (four million, one hundred, ninety thousand, and seventy) Shares of IGNG’s common stock to Alpha and 3,514,628 (three million, five hundred fourteen thousand, six hundred and twenty) Shares to Brio, which is included in the subscription payable. The settlement resulted in a gain of $12,075 recorded in the second quarter of 2019.

9. RELATED PARTY TRANSACTIONS

On June 7, 2019, the Company advanced $300,000 to Grapefruit Boulevard Investments (“Grapefruit”), an entity substantially owned by two officers of the Company. On June 28, 2019, $35,950 of the advance was repaid. The balance of $264,050 is included in other receivables as of June 30, 2019. As described in Note 10, On July 10, 2019, the Company completed a transaction by which IGNG was acquired in a reverse acquisition by Grapefruit.

10. SUBSEQUENT EVENTS

Administrative Claim of Greenberg Glusker Fields Claman & Machtinger LLP

On Friday July 5, 2019 the Company and Greenberg Glusker Fields Claman & Machtinger, LLP executed a Settlement Agreement (the “Greenberg Settlement Agreement”), with its former bankruptcy counsel and largest trade creditor Greenberg Glusker Fields Claman & Machtinger LLP (“GG”). The Greenberg Settlement Agreement calls for IGNG/Grapefruit to liquidate the outstanding GG balance of $1,245,380.00 (the “Balance”) by the payment of $204,000 to GG in three payments of $68,000.00 to be made by no later than November 30, 2019 and the immediate issuance of 6,351,126 IGNG common shares (The “Settlement Shares”) at an agreed value of $.164 per share to GG. The Settlement Shares will be the subject of a Section 3(a)(10) of the Securities Act of 1933 action (the “3(a)(10) Action”) to be expeditiously filed by GG, by which the Court hearing the 3(a)(1) action will be asked to approve the Agreement and after such approval the Settlement Shares shall be immediately eligible for resale in the public markets. The Greenberg Settlement Agreement calls for the issuance of “Make Whole” shares to GG, if after the sale of all the Settlement Shares by GG in the public market it fails to realize sufficient funds to liquidate the balance. The Greenberg Settlement Agreement also contains a “leak out” provision limiting sales of the Settlement Shares by GG to ensure that such sale do not disrupt the market for IGNG shares while such shares are being liquidated.

Final Closing on Grapefruit Acquisition

On Wednesday July 10, IGNG closed the Share Exchange after the completion of all conditions subsequent contemplated by the Share Exchange Agreement among the parties thereto (the “SEA”), including the execution of the Greenberg Settlement Agreement as set forth above, by which IGNG was acquired in a reverse acquisition (the “Acquisition”) by the former shareholders of Grapefruit Boulevard Investments, Inc (“Grapefruit”)., a California corporation and privately held cannabis products company based in Westwood, Los Angeles, CA. Under the terms of the SEA executed on May 31, 2019 IGNG became obligated to issue to Grapefruit’s existing shareholders that number of newly issued restricted IGNG common shares such that the former Grapefruit shareholders (now new IGNG shareholders) will own approximately 81% of the post-Acquisition IGNG common shares and the current IGNG shareholders will retain 19% of the post-Acquisition IGNG common shares. At the time of the execution of the SEA, IGNG had approximately eighty-five million two hundred eighteen thousand two hundred forty-nine (85,218,249) outstanding shares of common stock. Therefore, IGNG issued to Grapefruit’s shareholders three hundred sixty-two million nine hundred seventy-nine thousand one hundred fourteen (362,979,114) IGNG common shares to Grapefruit’s current shareholder on a pro rata basis with their current ownership of Grapefruit of which Bradley Yourist and Daniel J. Yourist own a combined 72.26% or approximately two hundred fifty nine million nine hundred sixty seven thousand one hundred thirty six (259,967,136) shares. In addition, IGNG issued approximately twenty-three million three hundred thirty-seven thousand two hundred fifty-two (23,337,251) new restricted common shares to an advisor to Grapefruit in connection with structuring of the Acquisition and the Investment. As a result, at the conclusion of the Acquisition, IGNG has issued a total of approximately four hundred seventy-one million six hundred twenty-six thousand eight hundred fourteen 471,626,814 common shares issued and outstanding.

Within 75 days of the Closing the Company shall file a Form 8-K with the SEC which will include, along with all other required disclosures, pro forma consolidated financial statements of IGNG and GBI.

Conversion of Liability

In July 2019, a former chairman and a director of the company converted accrued compensation in the amount of $105,000 for 2,200,000 shares and 4,400,000 warrants exercisable at $0.10 per share.

11. GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically incurred net losses and as of June 30, 2019 had an accumulated deficit totaling $23.5 million. During the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017, the Company utilized an aggregate of $1.8 million of cash in operating activities and incurred an aggregate net loss of $18.7 million. The continuing losses have adversely affected the liquidity of the Company.

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

Management’s plan regarding this matter is to, amongst other things, seek additional equity financing by selling our equity securities, obtaining funds through the issuance of debt. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. Our ability to execute our business plan and continue as a going concern may be adversely affected if we are unable to raise additional capital or operate profitably.

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

Current Overview

From January 2018 to June 2019, the Company has 1) completed a critical transition in leadership, recruiting a highly-experienced professional team, 2) established strategic partnering with leading regulatory, marketing and medical device R&D consulting organizations to support our objective of gaining 510(k) marketing clearance from the FDA for our lead product, the Dominion SmartScan™ system, 3) advanced constructive debt renegotiation with existing lenders, which resulted in several settlements in the second quarter of 2019 and July 2019, and 4) entered into a reverser merger share purchase agreement with Grapefruit Boulevard Investments, Inc. which was consummated July 10, 2019.

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

In the absence of FDA approval for our medical device, we currently do not and cannot rely upon it as a future source of sales and revenue. We are subject to the uncertainty of not knowing whether or when our proprietary medical device will be approved and can be sold. Under those circumstances, management believes that we will continue our current trend of incurring operating losses, requiring us to raise additional capital or financing from outside sources. We have raised $782,831 via equity and debt during 2018, and $988,500 during the six months ended June 30, 2019, sufficient to continue Company operations, and believe that we will be able to close on additional monies in the near future to accelerate progress on the Company’s stated plans. We cannot assure that we will be able to raise sufficient capital or financing to maintain our business while we are incurring operating losses, and we cannot assure that we will become profitable if our proprietary medical device is approved by the FDA.

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

Stock-based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on the grant date fair values of the awards. For stock option awards to employees with service and/or performance-based vesting conditions, the fair value is estimated using the Black-Scholes option pricing model. The value of an award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Our stock-based awards are comprised principally of shares issued for services and stock options.

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

The following sets forth selected items from our statements of operations for six months ended June 30, 2019 and for the six months ended June 30, 2018.

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Net revenues	$-	$-
Cost of goods sold	-	-
Gross Profit	-	-
General and administrative expenses	880,550	6,006,236
Income (loss) from operations	(880,550)	(6,006,236)
Total other income (expenses)	(1,328,273)	(1,589,073)
Provision for income taxes	-	(800)
Net income (loss)	$(2,208,823)	$(7,596,109)

Results of Operations for the Six Months Ended June 30, 2019 as compared to the Six Months Ended June 30, 2018.

During the six months ended June 30, 2019, we were focusing on our development stage medical device efforts. Our legacy C-arm activity from prior years was completely wound down in 2017. Accordingly, we had no revenues or cost of goods sold for the six months ended June 30, 2019 and 2018.

Our operating expenses decreased from $6,006,236 in 2018 to $880,550 for the six months ended June 30, 2019, a decrease of 85% primarily as a result of stock-based compensation and outside consulting activity.

The Company’s other expenses fluctuates as a result of derivative liability activity and the extinguishment of debt. Currently, our net loss for the six months ended June 30, 2019 was $2,208,823 as compared to a net loss of $7,595,309 for the six months ended June 30, 2018.

We expect the trend of operating losses by us to continue into the future at the current or greater rate as we spend money on product development and marketing. We cannot assure that we can achieve profitability. We do not expect litigation against us to expand, although we can give no assurances in relation to future litigation.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net revenues	$-	$-
Cost of goods sold	-	-
Gross Profit	-	-
General and administrative expenses	685,255	334,939
Income (loss) from operations	(685,225)	(334,939)
Total other income (expenses)	14,403,428	(530,967)
Provision for income taxes	-	(800)
Net income (loss)	$13,718,203	$(866,706)

Results of Operation for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Our operating expenses increase from $334,939 in 2018 to $685,255 for the three months ended June 30, 2019, a increase of 105% primarily as a result of stock-based compensation and outside consulting activity.

The Company’s other expenses fluctuates as a result of derivative liability activity and the extinguishment of debt. Currently, our net gain for the three months ended June 30, 2019 was $13,718,203 as compared to a net loss of $866,706 for the three months ended June 30, 2018.

Liquidity and Capital Resources

Our total current assets increased to $311,589 as of June 30, 2019, from $14,214 as of December 31, 2018. The cash and cash equivalent accounts as of June 30, 2019 were $47,539 compared to $14,214 as of December 31, 2018.

Our total current liabilities decreased to $4,946,732 as of June 30, 2019 from $5,324,379 as of December 31, 2018. The $377,647 decrease is due to a reduction of notes payable in the amount of $1,547,189 offset by the increase in the subscription payable of $1,571,396 for the six months ended June 30, 2019.

The cash account as of June 30, 2019 was $47,539 compared to $14,214 as of December 31, 2018. Cash raised through financing activities was expended primarily on day-to-day business operations and general and administrative expenses.

During the six months ended June 30, 2019, we used $955,175 of net cash for operating activities, as compared to $507,623 used during the six months ended June 30, 2018. Net cash provided by financing activities for the six months ended June 30, 2019 was $988,500, as compared to $508,223 during the six months ended June 30, 2018.

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

Going Concern Qualification

We have incurred significant losses from operations, and such losses are expected to continue. In their report on our financial statements as of and for the period ended December 31, 2018, our auditors have expressed substantial doubt about our ability to continue as a going concern. In addition, we have limited working capital. The foregoing raises substantial doubt about our ability to continue as a going concern. Management’s plan includes, among other things, seeking additional equity financing by selling our equity securities, obtaining funds through the issuance of debt. We cannot guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available it will be on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” may make it substantially more difficult for us to raise capital.

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

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated (2013Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1. As of June 30, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. As of June 30, 2019, we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2019, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the six months ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On July 25, 2019, the Company appointed Kenneth J Biehl as Chief Financial Officer.

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

/s/ Bradley J. Yourist	Dated: August 14, 2019
Bradley J. Yourist
Chief Executive Officer

/s/ K. J. Biehl	Dated: August 14, 2019
Kenneth J. Biehl
Chief Financial Officer

