Form 10-Q/A
period 2019-06-30
IMAGING3 INC
filed 2019-08-16
CIK 1205181

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 of IMAGING3, INC. (the “Company”) filed with the Securities and Exchange Commission on August 14, 2019 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

/s/ Bradley J. Yourist	Dated: August 16, 2019
Bradley J. Yourist
Chief Executive Officer

/s/ K. J. Biehl	Dated: August 16, 2019
Kenneth J. Biehl
Chief Financial Officer

2