Form 10-Q
period 2019-09-30
IMAGING3 INC
filed 2019-11-19
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2019

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

As of November 19, 2019, the number of shares outstanding of the registrant’s class of common stock was 486,320,329.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

GRAPEFRUIT BOULEVARD INVESTMENTS, INC.

BALANCE SHEETS

	September 30, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash	$467,387	65,922
Accounts receivable	-	-
Inventory	361,597	-
Other	16,366	100,823
Total current assets	845,350	166,745
NON-CURRENT ASSETS:
Prepaid financing costs	160,077	-
Property, plant and equipment, net	1,745,553	1,578,260
Net realizable value - equity investment LVCA	-	177,585
Goodwill	6,998,694	-

TOTAL ASSETS	$9,749,674	1,922,590

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Notes payable	$650,727	250,000
Accrued loan interest	314,515	228,443
Related party payable	-	281,626
Subscription payable	2,220,427	-
Derivative payable	983,694	-
Accounts payable and accrued expenses	316,775	6,944
Total current liabilities	4,486,138	767,013

Capital lease	98,033	90,058
Long-term notes payable, net	864,000	855,900
Long-term convertible notes, net of discount	2,109,897	-
Total long-term liabilities	3,071,930	945,958

TOTAL LIABILITIES	7,558,068	1,712,971

STOCKHOLDERS’ DEFICIT

Common stock and additional paid-in capital authorized 450,000,000 shares, $0.002 par value and 10,970,000 and 10,000,000 issued and outstanding as of April 30, 2019 and April 30, 2018, respectively.	385,319	21,400
Additional paid in capital	8,039,089	2,828,600
Accumulated deficit	(6,232,802)	(2,655,466)
Total stockholders’ deficit	2,191,606	194,534
Noncontrolling interest	-	15,085
Total Equity	2,191,606	209,619
Total liabilities and stockholders’ deficit	$9,749,674	1,922,590

Please refer to accompanying notes to financial statements

GRAPEFRUIT BOULEVARD INVESTMENTS, INC.

STATEMENTS OF OPERATIONS

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Revenues
Bulk trim sales	$-	$-	$324,000	$-
Distribution services	-	88,500	8,041	88,500
Retail sales	-	38,600	-	38,600
Other	-	-	-	3,780
Total revenues	-	127,100	332,041	130,880
Cost of goods sold	-	(73,333)	(543,999)	(130,028)
Gross profit	-	53,767	(211,958)	852
Operating expenses:
Research and development	-	-	-	108,794
General and administrative	761,416	35,629	959,360	340,607
Other costs	-	-	-	-
Total operating expenses	761,416	35,629	959,360	449,401

Loss from operations	(761,416)	18,138	(1,171,318)	(448,549)
Other income (expense):
Interest expense	(151,366)	(11,085)	(195,796)	(87,210)
Change in value of derivative instruments	(2,030,995)	-	(2,030,995)	-
Gain (loss) on extinguisment of debt	73	-	73	-
Impairment charge - LVCA	25,553	-	(169,832)	-
Other income (expense)	-	-	-	-
Total other income (expense)	(2,156,735)	(11,085)	(2,396,550)	(87,210)

Loss before income taxes	(2,918,151)	7,053	(3,567,868)	(535,759)

Tax provision	-	-	-	-

Net loss	(2,918,151)	7,053	(3,567,868)	(535,759)

Less: Net income attributible to noncontrolling interests	-	-	(9,468)	-

Net loss attributable to Grapefruit Boulevard Investements, Inc.	(2,918,151)	7,053	$(3,577,336)	$(535,759)

Net loss per share - Basic and Diluted	$(0.01)	$0.00	$(0.02)	$(0.08)
Weighted average common stock outstanding - Basic and Diluted	$361,702,663	$39,021,978	$156,586,844	$6,868,472

Please refer to accompanying notes to financial statements

GRAPEFRUIT BOULEVARD INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS

		From Inception
	Year Ended	August 28, 2017
	April 30, 2019	to April 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(524,043)	$(2,493,861)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	39,193	-
Fixed asset deposit forfeiture	97,000	-
Impairment charge	195,385	-
Stock-based compensation officers	-	2,000,000
Stock-based compensation related party services	-	250,000
Noncontrolling interest	(15,085)
Changes in operating assets and liabilities:	-	-
Accounts Receivables	(3,345)	-
Inventory	(73,300)	-
Deposit on equipment	(77,000)	(20,000)
Other	5,739	(9,743)
Accounts payable and accrued expenses	196,045	21,381
Accrued loan interest	48,300	125,000
Related parties payable	98,220	183,406
Net cash provided by operating activities	(12,891)	56,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land and equipment	(159,036)	(1,120,261)
Capitalization of land improvement	(302,247)	(88,748)
Acquisition of LVCA	(180,300)	-
Net cash used in investing activities	(641,583)	(1,209,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of capital lease liability	(22,626)	-
Proceeds from notes payable, net of discount	-	1,098,700
Proceeds from issuance of stock	485,000	250,000
Contribution from noncontrolling interest	15,085	-
Net cash proceeds from financing activities	477,459	1,348,700

NET (DECREASE) INCREASE IN CASH	(177,015)	195,874

CASH, BEGINNING BALANCE	195,874	-

CASH, ENDING BALANCE	$18,859	$195,874

Cash paid for interest expense	47,319	14,499
Cash paid for income taxes	-	-
Noncash investing and financing activities:
Noncash capital lease investment	-	131,444
Stock subscription receivable	50,000

Please refer to accompanying notes to financial statements

GRAPEFRUIT BOULEVARD INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2018 AND 2019

NOTE 1 –ORGANIZATION AND NATURE OF OPERATIONS

Imaging3, Inc. (OTCQB: IGNG) was incorporated on October 29, 1993 as Imaging Services, Inc. in the state of California. IGNG filed a certificate of amendment of articles of incorporation to change its name to Imaging3, Inc. on August 20, 2002. From August 2002 until March 2019, IGNG was a development stage medical device company specializing in the development of a portable, proprietary, X-ray imaging technology designed to produce 3D images in real time. IGNG’s devices were designed to operate flexibly to serve varying imaging applications with less radiation exposure in a lower cost, lower weight and easily transportable format that does not require specialized power sources when compared to currently available 3D imaging devices. IGNG was unable to raise sufficient capital to commercialize its imaging technology. IGNG re-domiciled in Delaware by means of a merger of IGNG with and into the IGNG’s wholly-owned subsidiary, Imaging3, Inc., a Delaware corporation in March of 2018.

On July 10, 2019, Grapefruit Boulevard Investments, Inc. (“we”, “our”, “us”, “Grapefruit”, “GBI”, or “the Company”) and Imaging3, Inc. (“IGNG”) closed the Share Exchange after the completion of all conditions subsequent contemplated by the Share Exchange Agreement among the parties thereto (the “SEA”), by which IGNG was acquired in a reverse acquisition (the “Acquisition”) by the former shareholders of Grapefruit Boulevard Investments, Inc. Under the terms of the SEA executed on May 31, 2019 IGNG became obligated to issue to Grapefruit’s existing shareholders that number of newly issued restricted IGNG common shares such that the former Grapefruit shareholders (now new IGNG shareholders) will own approximately 81% of the post-Acquisition IGNG common shares and the current IGNG shareholders will retain 19% of the post-Acquisition IGNG common shares. At the time of the execution of the SEA, IGNG had approximately 85,218,249 outstanding shares of common stock. Therefore, IGNG issued to Grapefruit’s shareholders 362,979,114 IGNG common shares to Grapefruit’s current shareholder on a pro rata basis with their current ownership of Grapefruit of which Bradley Yourist and Daniel J. Yourist own a combined 72.26% or approximately 259,967,136 shares. Accordingly, the financial statements are prepared using the acquisition method of accounting with GBI as the accounting acquiring entity and IGNG treated as the legal acquiring entity.

Grapefruit Boulevard Investments, Inc. was formed as a California corporation on August 28, 2017 and began operation in September 2017.

Grapefruit holds its State of California provisional licensing from the Bureau of Cannabis Control and the California Department of Public Health. We own two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park. The location within Coachillin’ allows the Company to apply for and hold every cannabis license available under the California Cannabis laws.

We intend on building out the real property into a distribution, manufacturing and high-tech cultivation facility to further its goal to become a seed to sale, fully vertically integrated Cannabis and CBD product Company. Grapefruit’s plans include an indoor 22,000 square foot multi-tiered canopy and adjoining tissue culture rooms.

We became members of the Indian Canyon and 18th Property Association on September 19, 2017 and have an ownership interest of 1.46% based upon the 77,156 gross parcel square foot of our property located in an approximately 5.3 square foot facility. Our ownership rights allow us access to various common areas that are currently being constructed as of April 30, 2019. Land improvements began in our fiscal year 2018 and were capitalized in the amounts of $88,747 as of April 30, 2018 and $390,996 as of April 30, 2019, respectively.

Distribution - Grapefruit initially obtained a temporary California wholesale recreational and medicinal cannabis distribution license on January 4, 2018, thereby acquiring the regulatory foundation necessary to initiate its distribution business and commence revenue generating activity. Thereafter, Grapefruit met all of its ongoing regulatory requirements and filed its application for an annual distribution license. In May 2019, Grapefruit was granted its provisional distribution license.

Manufacturing - The Company owns a fully licensed ethanol extraction facility in the City of Desert Hot Springs, CA. This is a Type 6 Ethanol Extraction Plant which removes the essential cannabis compounds, such as THC Distillate, that we, and others use, to produce cannabis products.

Our extraction facility produces high quality distillate or “Honey Oil” from trim that Grapefruit sources utilizing its distribution license as set forth above. THC Honey Oil is a fundamental cannabis commodity which serves as the active ingredient in products from infused edibles to tinctures/creams to the cartridges used in vapes or e-cigarettes. Grapefruit began extraction operations in April 2019.

THC Distillate is an all-purpose product that is used in the manufacture of everything from cannabis edibles to “e-cigarette” vape carts to tinctures, to creams and pre-rolled cannabis “joints”. We sell our distillate in California to companies that manufacturer their own product lines of edibles and/or vape cartridges. We also intend to use our own Distillate to produce our branded line of edibles and vape cartridges to allow us to control the quality of our product lines. We also manufacture marijuana cigarettes (which we market as pre-rolls) for sale into the retail marketplace.

Government Regulation - Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws. As of June 30, 2019, 30 states and the District of Columbia allow their citizens to use medical marijuana, and voters in the states of California, Colorado, Washington, Nevada, Oregon, Alaska, Maine, Massachusetts, Vermont and the District of Columbia have approved ballot measures to legalize cannabis for adult recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana under what colloquially became known as the “Cole memo”. However, on January 4, 2018, Attorney General Jeffery Sessions rescinded the “Cole memo,” and issued a new memo in its place that reaffirms the Department of Justice’s stance of potentially prosecuting violators of federal marijuana laws. On April 13, 2018, President Trump pledged to support federalism-based legislation regarding marijuana and promised not to pursue federal prosecution despite the Attorney General’s actions. It appears that the current administration will not elect to vigorously enforce federal laws, but such future enforcement may cause significant financial damage to us.

Critical Suppliers – We have engaged in several contracts with various cannabis suppliers and lab equipment specialists and have analyzed the impact of these relationships under the accounting guidance of ASC 275 and we have concluded that these relationships do not present a risk of a near-term, severe impact because of the following; (i) we have established relationships with several cannabis farmers, producers and testing labs; (ii) we do not believe that we are dependent on one or a small group of suppliers and believe we could locate alternative suppliers, if needed; (iii) we have worked closely with our suppliers and work closely with them to help ensure the continuity of supplies and use various operational techniques to address the potential disruption of the supply chain; and (iv) we have not experienced any significant difficulty in the past in obtaining cannabis related materials or extraction lab parts necessary to meet our production needs. During the fiscal year 2019 and 2018 we did not maintain a concentration in the volume of business transacted with any particular supplier, or a concentration in the availability of sources of supply that presented a risk of a near-term severe impact.

Concentration of Credit Risk – At April 30, 2019, two customers comprised 89% of the Company’s sales, and one customer comprised 100% of the Company’s accounts receivable.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our financial statements and the reported amounts of revenues and expenses during the periods presented.

We make our estimate of the ultimate outcome for these items based on historical trends and other information available when our financial statements are prepared. We recognize changes in estimates in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. We believe that our significant estimates, assumptions and judgments are reasonable, based upon information available at the time they were made. Our actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term. The company’s most significant estimates related to useful life for depreciation, the value of long-lived assets and related impairment, and provision for income taxes of property and equipment.

Fair Value of Financial Instruments – We value our financial assets and liabilities using fair value measurements. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2: Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The carrying amount of our cash and cash equivalents approximates fair value because of the short-term nature of the instruments. The carrying amount of our notes payable at April 30, 2019, approximates their fair values based on comparable borrowing rates available to the company. The Company evaluated the fair market value of LVCA using Level 3 inputs. From that measurement, the Company recorded an impairment of LVCA.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the fiscal years ended April 30, 2019 and 2018.

Inventory – Inventory is comprised of raw material, work in process and finished goods. The raw material ending balance as of April 30, 2019 and 2018 was $30,313 and zero, respectively. Raw materials consist of biomass of trim and flower, which is stated at the lower of cost or net realizable value using first-in-first out method of accounting. Work in process represented crude oil infused with high potency of THC. Work in process ending balance as of April 30, 2019 and 2018 for this crude oil was $42,987 and zero, respectively. The cost of the work in process crude oil is recorded at the lower of average cost or market value based upon an average cost method. The cost of finished goods is recorded at lower of cost or market.

As of April 30, 2018, we had not completed our manufacturing extraction lab and did not maintain any inventory balances.

We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of revenues.

Property, Plant and Equipment, net – Our property and equipment are recorded at cost. Assets held under capital leases are capitalized at the commencement of the lease at the lower of the present value of minimum lease payments at the inception of the lease or fair value. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives of four to seven years, and amortization is computed using the straight-line method over the life of the applicable lease. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from our accounts and any resulting gain or loss is reflected in our consolidated statements of operations.

Land Improvements – Our land improvements are recorded at cost provided by our property association. These costs will continue to be capitalized until construction has been completed. Land improvements will not be depreciated after the construction has been completed by the property association.

Long-Lived Assets Impairment Assessment – Our long-lived assets are subject to an impairment test if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, other long-lived assets may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method or realizable value to determine whether an impairment exists, and then measure the impairment using discounted cash flows.

Revenue Recognition –

Our products currently include high quality distillate oil, bulk whole flower, and marijuana cigarettes.

We recognize revenue as earned when the four revenue recognition criteria have been met, which includes:

i) Existence of a persuasive evidence of an arrangement;

ii) Delivery of product to a customer;

iii) Fixed or determinable sales price; and

iv) Collection is reasonably assured.

Cost of Goods Sold –Our cost of goods sold includes the costs directly attributable to revenue recognized and includes expenses related to the production, packaging and labeling of cannabis products; personnel-related costs, fees for third-party services, such as testing and transportation costs related to our distribution services.

Research and Development Expenses – Research and development (“R&D”) costs are charged to expense as incurred. Our R&D expenses include, but are not limited to, consulting service fees and materials and supplies used in the development of our proprietary products and services.

General and Administrative Expenses – General and administrative expenses consist primarily of personnel-related costs, fees for professional and consulting services, travel costs, rent, bad debt expense, general corporate costs, and other costs of administration such as human resources, finance and administrative roles.

Income Taxes – Income tax assets and liabilities are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryovers. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized, or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that we do not consider it more likely than not that a future tax asset will be recovered, we will provide a valuation allowance against the excess.

We follow the provisions of ASC 740, Income Taxes. Because of ASC 740, we make a comprehensive review of our portfolio of tax positions in accordance with recognition standards established by ASC 740.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in our consolidated financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

We have created our tax provision leveraging known tax court cases involving various marijuana dispensaries and other cannabis related businesses, including the section of the IRS Tax code of 280E. The U.S. Tax Code Section 280E is the federal statute that states that a business engaging in the trafficking of a Schedule I or II controlled substance, which includes cannabis and cannabis related products, are barred from taking the tax deductions or credits in their federal tax returns which are not considered as part of the business’ cost of goods sold. Given the guidance offered by the Tax code 280E we have prepared our tax provision according to this tax code.

Interest and penalties associated with unrecognized tax benefits, if any, are classified as interest expense and penalties and are included in selling, general and administrative expenses in our consolidated statements of operations.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no significant impact on our income taxes for the years ended April 30, 2019 and 2018, respectively.

Commitments and Contingencies – Certain conditions may exist as of the date our financial statements are issued, which may result in a loss, but which will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of the legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Net Loss Per Share – We compute net loss per share in accordance with ASC 260, Earnings per Share. Under the provisions of ASC 260, basic net loss per share includes no dilution and is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic net loss per share) and potentially dilutive securities that are not anti-dilutive.

Cash and Cash Equivalents – The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents may be invested in money market funds, certificates of deposit or other interest-bearing accounts.

Concentration of Credit Risk – Financial instruments that potentially subject us to credit risk consist of cash. We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may not be insured by the FDIC.

Accounts Receivable and Revenue – For the nine months ended September 30, 2019, one customer represented approximately 100% of the net revenues. The accounts receivable balance was $0 as of September 30, 2019, and December 31, 2018.

Recently Issued Accounting Pronouncements – From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our condensed consolidated financial statements upon adoption.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact ASU 2016-02 will have on its financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date (ASU 2015-14), which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In 2016, the FASB issued additional guidance to clarify the implementation guidance (ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients). The Company is currently evaluating the impact ASU 2015-14 will have on its financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact ASU 2018-13 will have on its financial statements.

In May 2019, the FASB issued ASU 2019-06, Intangibles—Goodwill and Other (Topic 350), Business Combinations (Topic 805), and Not-for-Profit Entities (Topic 958): Extending the Private Company Accounting Alternatives on Goodwill and Certain Identifiable Intangible Assets to Not-for-Profit Entities. ASU 2019-06 modifies the testing goodwill for impairment annually and requires amortization of goodwill over 10 years or less, on a straight-line basis. Testing for impairment is now based upon a triggering event. ASU is effective as of the date of the pronouncement. The Company is currently evaluating the impact ASU 2019-06 will have on its financial statements.

Recently Issued Accounting Pronouncements Adopted

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2019, we incurred a net loss of approximately [$524,000], had a working capital deficit of approximately [$841,000] and had an accumulated deficit of approximately [$3,018,000] at September 30, 2019. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is substantial doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

Management’s plan regarding this matter is to, amongst other things, seek additional equity financing by selling our equity securities and obtaining funds through the issuance of debt. We cannot assure you that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock. Our ability to execute our business plan and continue as a going concern may be adversely affected if we are unable to raise additional capital or operate profitably.

On July 10, 2019, Grapefruit Boulevard Investments, Inc. and Imaging3, Inc. (“IGNG”) closed a Share Exchange after the completion of all conditions subsequent contemplated by the Share Exchange Agreement among the parties thereto (the “SEA”), by which IGNG was acquired in a reverse acquisition (the “Acquisition”) by the former shareholders of Grapefruit Boulevard Investments, Inc (“Grapefruit). Under the terms of the SEA executed on May 31, 2019 IGNG became obligated to issue to Grapefruit’s existing shareholders that number of newly issued restricted IGNG common shares such that the former Grapefruit shareholders (now new IGNG shareholders) own approximately 81% of the post-Acquisition IGNG common shares and the current IGNG shareholders retain approximately 19% of the post-Acquisition IGNG common shares.

In connection with and dependent upon the successful consummation of the above transaction, on May 31, 2019, the Company executed a Securities Purchase Agreement (the “SPA”), with Auctus Fund, LLC of Boston MA (the “Investor”) pursuant to the terms of which IGNG agreed to sell $4,000,000 of Convertible Notes (the “Notes”) and issue $6,200,000 of callable warrants (“the Warrants”) to the Investor. Pursuant to the SPA, Auctus became obligated to purchase the $4,000,000 of Notes from IGNG in four tranches as follows: $600,000.00 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,400,000 on the day IGNG files its required registration statement on Form S-1 registering the IGNG shares underlying tranches 1 and 2 (the “Registration Statement”), which was funded on August 16, 2019; the third tranche will be funded the day the SEC declares the Registration Statement effective and the fourth tranche will be funded 90 Days after the Effective Date. As of the date of this filing, the first and second tranches of this financing have been completed and the Company has received gross proceeds of $2.0 million. The Company estimates that the Registration Statement will be declared effective during the fourth quarter of 2019.

NOTE 4 – OPERATING LEASES

During the fiscal year of 2018 we reviewed various facilities and identified a suitable, compliant cannabis facility located in the city of Dessert Hot Springs, to build our manufacturing and distribution facility. This commercial park is owned and operated by Coachillin’ Holding LLC and we purchased land rights from Coachillin’ Holding LLC on December 21, 2017 to secure our specific location within their commercial park.

Construction of our facility has not been completed, and we have been provided an estimated completion date of September 2022. In order for us to obtain California cannabis licensing from state and local officials we entered into an operating lease with Coahcillin’ Holdings to temporarily occupy an area near the location of our permanent location within the Coachillin’ commercial park.

We entered into this operating land lease agreement with Coachillin’ Holdings LLC on September 1, 2018 to rent approximately 2,268 square feet of leasable land area. The operating lease renews annually and has a base rent of $0.50 square foot of leasable area of the designated premise assigned by Coachillin’ Holdings LLC. We paid an initial non-refundable prepaid rent of $3,402 which was expensed during the nine months ended September 30, 2019. We entered into this operating agreement in order to obtain our provisional cannabis licenses for manufacturing and distribution during our fiscal year 2019.

The future payments due under operating leases as of September 30, 2019 is as follows:

Fiscal Year End	December 31
2019	$3,402
2020	13,608
2021	4,536
2022	-
2023	-
Thereafter	-
$21,546

NOTE 5 – INVENTORY

At September 30, 2019 and September 30, 2018, our inventory was, as follows:

	September 30, 2019	December 31, 2018
Raw materials	$188,708	$-
Work-in-process	93,089	-
Finish goods	79,800
	$361,597	$-

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation and amortization, at September 30, 2019 and December 31, 2018 was, as follows:

	September 30, 2019	December 31, 2018
Extraction equipment	$263,677	$244,902
Extraction laboratory	84,807	62,737
Warehouse facility	7,658	-
Land and land improvements	1,456,194	1,295,332
Accumulated depreciation and amortization	(66,783)	(24,711)
Property, plant and equipment	$1,745,553	$1,578,260

The Company acquired the extraction equipment, laboratory, and warehouse facility during 2018 and 2019 and made preparations and final testing for future production. Final preparations for certain extraction and warehouse work was completed, and these related assets were placed in service on April 1, 2019, at which time we commenced depreciating this asset.

Included in our extraction equipment was a capitalized lease amount, net of depreciation, of approximately [$108,377] and [$145,164] as of September 30, 2019 and December 31,2018, respectively. The amount of interest capitalized as part of the cost of property, plant and equipment is [$92,622] and [$150,827] as of September 30, 2019 and December 31, 2018, respectively.

The amount of related depreciation expense for the nine months ended September 30, 2019 and 2018 is $42,072 and $24,711, respectively.

NOTE 7 – CAPITAL LEASE PAYABLE

Capital lease payable consists of one capital lease agreement entered into on April 2018 to finance the purchase of various lab and manufacturing equipment. The outstanding balance on the 48-month installment capital lease was [$108,818] and [$131,444] as of September 30, 2019 and December 31, 2018, respectively. The terms of the 48-month capital lease specify monthly payments of $4,575. The interest rate implicit in the lease is 2.2% and the maturity date is February 2022.

A summary of minimum lease payments on capital lease payable for future years is as follows:

Fiscal Year End	December 31
2019	$13,725
2020	54,900
2021	54,900
2022	9,150
2023	-
Thereafter	-
Total minimum lease payments	132,675
Less: amount representing interest	(34,645)
Capital lease liability	$98,030

NOTE 8 – NOTES PAYABLE

In October 2017, in connection with our purchase of two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park, the Company issued a first and second trust deed note in the amounts of $700,000 and $200,000, respectively. The first and second trust deed notes are interest only notes and bear interest at 13.0% and mature in August 2022, with the principal payment due at maturity. For the $700,000 loan, the monthly payment is approximately $7,500. For the $200,000 loan, the monthly payment is approximately $2,200. The Company prepaid four months interest to the lender totaling $38,970, which as of December 31, 2018 was fully expensed. The 1st and 2nd trust deeds are secured by the land as well as property owned by two officers of the company and three other related parties. Also, each party has personally guaranteed or pledged additional collateral.

In April 2018, the Company issued a note due 60 days after funding with a principal amount of $250,000 and interest totaling $125,000. As of Septembr 30, 2019, the note has not been repaid and was amended to add an additional interest charge of $37,500 or 10% of the total balance due, which is included in our current liabilities. The note is past due. Two officers of the Company have personally guaranteed the loan.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Amortization of note discounts amounted to $179,307 during the nine months ended June 30, 2018 and $25,000 for the nine months ended September 30, 2019.

Grapefruit acquired convertible notes in its acquisition of Imaging3, Inc. on July 10, 2019. (See Note 15.) On May 31, 2019, the Company executed a Securities Purchase Agreement (the “SPA”), with Auctus Fund, LLC of Boston MA (the “Investor”) pursuant to the terms of which the Company will sell $4,000,000 of Convertible Notes (the “Notes”) and issue $6,200,000 of callable warrants (“the Warrants”) to the Investor. Pursuant to the SPA, Auctus will purchase the $4,000,000 of Notes from the Company in four tranches as follows: $600,000.00 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,400,000.00, which was funded in August 2019 by Auctus when the Company filed its required registration statement on Form S-1 registering the shares underlying tranches 1 and 2 (the “Registration Statement”); the third tranche will be funded the day the SEC declares the Registration Statement effective and the fourth tranche will be funded 90 Days after the Effective Date. The Notes have a two-year term and will bear interest at 10%. The notes are redeemable at any time between the date of issuance and maturity at 150% of face value. The Notes will be convertible into shares of IGNG common stock at 95% of the mathematical average of the five lowest trading prices for IGNG common stock on the OTCQB for the period from the Closing to the maturity date of the Note being converted less $0.01 for conversions at less than $0.15 and less $0.02 for conversions at more than $0.15.

NOTE 10 – EMPLOYMENT AGREEMENT

The Company entered into an employment contact on November 19, 2018 with a key employee who has developed a cannabis brand and customer following. Under the employment contract, the Company will employ this key employee from November 19, 2018 to November 19, 2021. The Company and employee may renew this agreement by mutual written agreement. This employee will serve in the capacity of assisting the Company in developing sales for a cannabis brand owned and managed by this employee. In addition, this employee may serve in the capacity of developing new cannabis product lines and sales. The employee will receive a commission structure related to their performance measurements and has assigned to the Company all rights, titles and interests related to a cannabis brand previously owned and managed by this employee. The Company did not record any contingent liabilities related to this commission because the performance measurements have not been met as of September 30, 2019.

NOTE 11 – NOTES PAYABLE, PAYABLES, AND OPERATING LEASE – RELATED PARTY

Notes payable to officers and directors as of September 30, 2019 and accrued payables to officers and directors as of December 31, 2018 are due on demand and consisted of the following:

	Notes Payable April 30, 2019	Accrued Payables December 31, 2018
Payable to an officer and director	$115,249	$115,249
Payable to an individual affiliate of an officer and director	40,000	40,000
Payable to a company affiliate to an officer and director	126,377	126,377
	$281,626	$281,626

Accrued payables of $281,626 as of April 30, 2019 were converted to notes payables on May 1, 2019 and bear interest at 10%.

Historically, officers and directors of the Company, have paid obligations and expenses on behalf of the Company from their own individual, personal funds.

A related party leased two eco-pods in April 2019 and May 2019, which are refurbished shipping containers, located on this specific parcel within Coachillin’. The lease is treated as an operating lease and payment responsibility is ultimately the responsibility of the related party. The Company has assumed these lease payment obligations in May 2019. The monthly payments are $1,055 and $880, for the duration of the lease terms of four and five years, respectively.

NOTE 12 – STOCKHOLDERS’ (DEFICIT) EQUITY

Authorized Common Shares

At a meeting of the shareholders of the Company on March 14, 2018, the authorized shares of common stock of the Company were set at 450,000,000.

Equity offerings

From inception, August 28, 2019, to December 31, 2018, we issued 8,000,000 shares of common stock to founders at $0.25 per share. The $2,000,000 was recorded as officer’s compensation. In addition, we issued 1,000,000 shares of common stock to outside investors at $0.25 per share, for cash of $250,000. 1,000,000 shares of common stock were issued to a related party at $0.25 per share and recorded as stock-based compensation of $250,000.

During the year ended September 30, 2019, we issued 700,000 shares of common stock to outside investors for cash of $350,000, at $0.50 per share.

During the nine months ended September 30, 2019, we issued 470,000 shares of common stock to outside investors for cash of $235,000, at $0.50 per share.

NOTE 13 -- WARRANTS

Following is a summary of warrants outstanding at September 30, 2019:

Number of Warrants	Exercise Price	Expiration Date
37,500	$0.10	April 2022
500,00	$0.10	August 2022
575,000	$0.10	April 2023
125,000	$0.10	May 2023
162,500	$0.10	August 2023
2,800,000	$0.40	May 2022
302,776	$0.10	January 2024
12,000,000	$0.10	March 2021
2,160,000	$0.10	June 2021
16,000,000	$0.125	May 2021
15,000,000	$0.15	May 2021
8,000,000	$0.25	May 2021
200,000	$0.10	October 2020

Grapefruit acquired warrants to issue common stock upon exercise in its acquisition of Imaging3, Inc. on July 10, 2019. (See Note 15.) As part of the Share Exchange Agreement, the Company also issued 16,000,000 warrants to purchase 16,000,000 shares of the Company’s common stock at an exercise price of $0.125 per share, 15,000,000 warrants to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share, 8,000,000 warrants to purchase 8,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share for a period of two year from the date of issuance.

In addition to the Notes in connection with the SPA agreement, IGNG issued to the Investor a warrant to purchase 16,000,000 shares of its common stock at $0.125 per share, a warrant to purchase 15,000,000 shares at $0.15 per share and a warrant to purchase 8,000,000 shares at $0.25 per share (collectively, the “Warrants”). The Warrants are “cash only” and are callable if IGNG stock trades on the OTCQB at 200% or more of a given exercise price for 5 consecutive days.

NOTE 14 -- DERIVATIVE LIABILITIES

Grapefruit acquired derivative instruments in its acquisition of Imaging3, Inc. on July 10, 2019. (See Note 15.) The Company’s only asset or liability measured at fair value on a recurring basis was its derivative liability associated with related warrants to purchase common stock and the conversion features embedded in convertible promissory notes.

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

The following table summarizes activity in the Company’s derivative liability during the nine-month period ended September 30, 2019:

12-31-18 Balance	$-
Creation	802,518
Reclassification of equity	(1,849,819)
Change in Value	2,030,995
3-31-19 Balance	$983,694

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

NOTE 15 – ACQUISTION AND PURCHASE PRICE ALLOCATION

On July 10, 2019, Grapefruit Boulevard Investments, Inc. and Imaging3, Inc. closed the Share Exchange after the completion of all conditions subsequent contemplated by the Share Exchange Agreement among the parties thereto (the “SEA”), by which IGNG was acquired in a reverse acquisition (the “Acquisition”) by the former shareholders of Grapefruit Boulevard Investments, Inc. Under the terms of the SEA executed on May 31, 2019 IGNG became obligated to issue to Grapefruit’s existing shareholders that number of newly issued restricted IGNG common shares such that the former Grapefruit shareholders (now new IGNG shareholders) would own approximately 81% of the post-Acquisition IGNG common shares and the current IGNG shareholders would retain 19% of the post-Acquisition IGNG common shares. At the time of the execution of the SEA, IGNG had approximately 85,218,249 outstanding shares of common stock. Therefore, IGNG issued to Grapefruit’s shareholders 362,979,114 IGNG common shares to Grapefruit’s current shareholder on a pro rata basis with their current ownership of Grapefruit of which Bradley Yourist and Daniel J. Yourist own a combined 72.26% or approximately 259,967,136 shares.

The information included herein has been prepared based on the preliminary allocation of the purchase price using estimates of the fair value and useful lives of the assets acquired and liabilities assumed. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets acquired and liabilities assumed are fully evaluated by the Company, including but not limited to, the fair value accounting, legal and tax matters, obligations, and deferred taxes.

The assets acquired and liabilities assumed were recognized at their preliminary acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition, we identified and valued the following identifiable intangible assets:

Purchase consideration

The purchase consideration in a reverse acquisition is determined with reference to the fair value of equity interests retained by the current owners of the legal acquirer, IGNG. Fair value based on closing price of IGNG’s common stock on July 10, 2019.

Number of IGNG shares outstanding at June 30, 2019	85,143,250
Closing price of IGNG common stock on July 10, 2019	$0.08
Estimated fair value of share consideration to be transferred	$6,811,460

Preliminary purchase consideration allocation

The following table summarizes the preliminary allocation of the estimated purchase consideration to the fair values of assets acquired and liabilities assumed of IGNG, with the difference recorded as goodwill:

Acquired Assets
Cash and cash equivalents	$311,589
Prepaid financing cost	1,097,336
Goodwill	10,374,266
Total assets acquired	$11,783,191

Assumed Liabilities
Accounts payable and accrued expenses	$(586,433)
Administrative claim payable	(1,113,708)
Notes payable	(25,000)
Accrued expenses	(174,684)
Subscription payable	(1,860,679)
Derivative liability	(591,309)
Convertible notes payable	(619,918)
Total liabilities assumed	(4,971,731)
Purchase price allocated	$6,811,460

NOTE 16 – ACQUISITION OF LAKE VICTORIA MINING COMPANY

In December 2018, we purchased a public shell company, Lake Victoria Mining Company. (“LVCA”), for $150,000 cash and $30,300, which included a noncontrolling interest of $15,085 for a total investment amount of $195,385, through which we intended to effectuate becoming a public company through a reverse merger transaction. During the fiscal year ended April 30, 2019, we determined that LVCA was not a suitable entity through which we could accomplish our objective. Accordingly, we recorded a permanent impairment charge related to the investment in LVCA in the amount of $195,385, leaving a net realizable value of $0 as of April 30, 2019.

In July 2019, we sold our investment in LVCA to an entity owned by the CEO and COO of the Company for $1,000 and the assumption of $23,822 of liabilities resulting in a net gain of $24,822.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about Grapefruit’s financial condition, results of operations and business. These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	volatility or decline of our stock price;

(b)	potential fluctuation in quarterly results;

(c)	our failure to earn revenues or profits;

(d)	inadequate capital to continue the business and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

(e)	failure to make sales;

(f)	changes in demand for our products and services;

(g)	rapid and significant changes in markets;

(h)	litigation with or legal claims and allegations by outside parties, causing us to incur substantial losses and expenses;

(i)	insufficient revenues to cover operating costs;

(j)	dilution in the ownership of the Company through the issuance by us of additional securities and the conversion of outstanding warrants, notes and other securities;

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

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may make. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties.

Current Overview

This Form 10-Q is Grapefruit’s first regular report filed with the SEC since its reverse acquisition of IGNG on July 10, 2019. Accordingly, to assist the reader to better understand Management’s Discussion and Analysis of Financial Condition and Results of Operations, the following information about our business is provided.

Our Company

Imaging3, Inc. (OTCQB: IGNG) was incorporated on October 29, 1993 as Imaging Services, Inc. in the state of California. IGNG filed a certificate of amendment of articles of incorporation to change its name to Imaging3, Inc. on August 20, 2002. From August 2002 until March 2019, IGNG was a development stage medical device company specializing in the development of a portable, proprietary, X-ray imaging technology designed to produce 3D images in real time. IGNG’s devices were designed to operate flexibly to serve varying imaging applications with less radiation exposure in a lower cost, lower weight and easily transportable format that does not require specialized power sources when compared to currently available 3D imaging devices. IGNG was unable to raise sufficient capital to commercialize its imaging technology. IGNG re-domiciled in Delaware by means of a merger of IGNG with and into the IGNG’s wholly-owned subsidiary, Imaging3, Inc., a Delaware corporation (“IGNG-DE”) in March of 2018.

Share Exchange

IGNG began discussions with Grapefruit Boulevard Investments, Inc., a California corporation, on March 1, 2019, regarding the possible reverse acquisition of IGNG by Grapefruit.

On March 11, 2019, IGNG signed a non-binding letter of intent (“LOI”) to be acquired in a reverse acquisition via a share exchange agreement to be completed at some later date (the “Acquisition”) by Grapefruit. Grapefruit holds licenses issued by the State of California to manufacture and distribute cannabis products in California. Grapefruit commenced operations in mid-2018 and has received more than $450,000 in revenue from operations since Grapefruit own and operate a manufacturing plant and distribution center within the Coachillin’ Industrial Cultivation and Ancillary Canna Business Park in Desert Hot Springs near Palm Springs in Riverside County, California (the “Coachillin Site”). On Thursday, March 7, 2019 Grapefruit obtained its final permit and clearance from local authorities to commence operation of an ethanol extraction laboratory (the “Extraction Lab”) at the Coachillin site and commenced extraction and post-production processing operations. The Extraction Lab is expected to be able to produce both THC and CBD oils from either Biomass or unrefined biomass or crude oil.

Pursuant to the terms of the LOI, IGNG and Grapefruit initiated negotiations intended to result in completion of a definitive Share Exchange Agreement (the “Exchange Agreement”) encompassing all of the material terms of the Exchange Agreement during the second quarter of 2019. Pursuant to the terms of the LOI, the Exchange Agreement provided, among other things, that upon conclusion of the Acquisition, Grapefruit’s designees would own 81% of the then outstanding common shares of the Company and the Company’s current shareholders would own 19% of such outstanding common shares. In addition, IGNG was required to settle certain outstanding creditor obligations on terms acceptable to both Grapefruit and IGNG.

On July 10, 2019, IGNG effectuated a Share Exchange pursuant to that certain Exchange Agreement. On the Closing Date, IGNG issued to the Stakeholders an aggregate of three hundred sixty-two million, two hundred, twenty-nine thousand, one hundred and one (362,979,114) newly issued shares of Common Stock of the Company, $0.001 par value, in exchange for 100% of the shares of Grapefruit’s common stock. As a result thereof, Grapefruit became a wholly owned subsidiary of IGNG.

By early June 2019, the Company had shifted its focus to manufacturing cannabis distillates and edibles and distribution of such cannabis products.

The Company is now focused on becoming a premier manufacturer and distributor of legal cannabis products in California. We will distribute our own branded product lines as well as product produced by other manufacturers. We will continue to service the wholesale cannabis marketplace by selling bulk Honey THC Oil, Flower and Trim to manufactures and other distributors throughout California. We will also offer our expert cannabis advice to others in connection with their branding, compliance, packaging, extraction, edible manufacturing and distribution logistics efforts.

The Auctus Financing

In addition to focusing the Company’s operations on execution of Grapefruit’s cannabis product business plan, the Company is taking those steps necessary to complete its financing plan (the “Financing”) set forth in its Securities Purchase Agreement (the “SPA”) and related documents entered into between the Company and Auctus Fund, LLC “Auctus”) by which, subject to certain conditions precedent, Auctus is obligated to purchase up to $4,000,000.00 of Convertible Notes (the “Notes”) to be issued by the Company to Auctus and to exercise up to $6,200,000.00 of common stock purchase warrants (the “Warrants”) to be issued to Auctus by the Company pursuant to the SPA. Grapefruit has received $1.6 million of gross proceeds as of September 30, 2019 and expects to receive an additional $2.0 million by the end of the year.

Industry Overview

Global consumer spending on legal cannabis in 2018 showed a growth rate of 20 percent in sales of cannabis in regulated markets. Cannabis sales are on track to increase 36 percent to $14.9 billion in 2019 and reach $40 billion by 2024 according to the “State of Legal Cannabis Markets” Report released by Arcview Market Research and BDS Analytics. This report points to growth in the cannabis markets while underlining the challenges that face the sector. The “Total Cannabinoid Market” (“TCM”) in the United States, which includes medical and recreational cannabis sales in regulated dispensaries, plus sales of FDA-approved pharmaceuticals and hemp-based CBD products.

Most notably, in 2018 the U.S. Food and Drug Administration (FDA) approved GW Pharmaceutical’s Epidiolex and passed the 2018 Farm Bill legalizing hemp and cannabidiol oil derived from hemp as long as it contained less than 0.3% THC. According to State of Legal Cannabis Markets, 7th Edition, by Arcview Market Research and BDS Analytics, the 2018 Farm Bill allows pharmacies, extraction labs, and general retailers to sell CBD-based products in all 50 states, which is expected to enhance the TCM. In the U.S. alone, sales of CBD products in all channels are expected to reach $20 billion by 2024.

In 2018 the legal cannabis industry experienced one of its slowest annual expansion rates since Colorado launched the adult-use era in 2014.

In California, its legal spending on cannabis fell, from $3 billion in 2017 to $2.5 billion, in the year in which it implemented an adult-use regulatory regime. A key takeaway from the California market is that highly restrictive regulations and high tax rates are hurting the legal market’s ability to compete with the illicit market. The barriers to enter into the legal cannabis market are also increasing in California because its temporary cannabis licensing scheme has ended. Currently any license applicant must now wait a protracted amount of time before the applicant receives its license and must wait a year in some cases for the application to make its way through the local and state licensing authorities.

According to the “State of Legal Cannabis Markets” Report, other key trends in the United States Legal Cannabis Markets include:

●	Total legal cannabis spending in regulated dispensaries in the U.S. topped $9.8 billion in 2018, and is forecast to grow to $30 billion in 2024, a compound annual growth rate (CAGR) of 20 percent.

●	Investment capital raised by cannabis companies more than quadrupled to $14 billion in 2018, according to Viridian Capital Advisors.

●	Despite a 55 percent decline in 2018 in New Cannabis Ventures’ Global Cannabis Stock Index, the five largest Canadian licensed producers closed the first quarter of 2019 at a combined market capitalization of $48 billion.

●	A total of 13 state markets will have passed the $1 billion mark in total annual legal cannabis spending by the end of 2024—by the end of 2018, only three had done so (California, Colorado and Washington).

Grapefruit’s Competitive Advantage in the Industry

Grapefruit holds its State of California provisional licensing from the Bureau of Cannabis Control and the California Department of Public Health. The Company has its permanent annually renewable provisional license as opposed to a temporary license. The Company expects the annual renewal to be a non-intrusive and scaled down as opposed to what the renewal process was previously. The Company is one of the earliest registered distribution companies with the State of California to have an annually renewable license as opposed to the temporary licenses previously granted. In January 2019, the State of California revised its cannabis regulations to restrict the ability of companies to become licensed businesses.

California has three distinct regulatory agencies that govern the issuance of cultivation licenses, manufacturing licenses and distribution licenses. In order to foster the then-nascent commercial cannabis industry, the State of California initially allowed each regulatory agency to grant temporary licensing to companies with very minimal regulatory requirements and oversight. In fact, a new or then-existing cannabis company only had to show State Regulators that their local city was allowing their commercial cannabis business to operate which was an uncomplicated task. A temporary license was a conditional license that allowed a cannabis business to engage in commercial cannabis activity for a period of 120 days. The State granted operators 90-day extensions of their temporary license while final cannabis regulations were being developed and officially implemented by the State.

On January 1, 2019, the State of California eliminated the temporary cannabis licensing scheme. The impact of this regulatory restriction prevents all new cannabis companies from starting their operations without first applying for, and obtaining, a provisional license from the appropriate regulatory agency. The same regulatory restriction prevents existing, but unregulated, cannabis companies from continuing to engage in commercial cannabis operations without shutting down while applying for, and obtaining, an annual license from the appropriate regulatory agency. The elimination of the temporary license scheme significantly thinned out the number of commercial cannabis businesses operating in the State. This was due to the regulatory requirements required to apply for an annual license which include compliance with the California Environmental Quality Act, provision of a Hazardous Waste Disposal Plan and the multitude of other regulatory requirements to operate a compliant cannabis business.

The regulatory changes have impacted the ability of new businesses to enter the marketplace and compete with Grapefruit. However, none of Grapefruit’s commercial cannabis businesses have been impacted by the regulatory changes to the marketplace.

Grapefruit owns two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park. Grapefruit understood the State’s regulatory burdens and expense for commercial cannabis businesses to successfully operate. For example, the State requires cannabis business to provide 24 hour-per-day on-site armed security for their facility. This is a shared expense of the property Coachillin property owners. In addition, Coachillin property owners pay agricultural power rates of nine (9) cents per kilowatt hour which is significantly less than what others pay for power. The location within Coachillin allows the Company to apply for and hold every cannabis license available under the California Cannabis laws.

Grapefruit intends on building out the real property into a distribution, manufacturing and high-tech cultivation facility to further its goal to become a seed to sale, fully vertically integrated Cannabis and CBD product Company. Grapefruit’s plans include an indoor 22,000 square foot multi-tiered canopy and adjoining tissue culture rooms. The canopy is estimated to produce thousands of pounds of the highest quality indoor cultivars of cannabis annually.

The Coachillin’ property owners’ association, which Grapefruit is a part of, will feature a unique drive through retail cannabis dispensary right off highway 10 on the way to Coachella and Palm Springs. Grapefruit will have the right to sell its cannabis products directly to the public through the drive through dispensary. Coachillin’ will also feature a cannabis hotel and music stadium and other visitor areas. By Grapefruit locating in Coachillin, the company gains instant exposure to thousands of hotel guests and other cannabis visitors that will visit the Coachillin’ cannabis friendly resort over time. Grapefruit believes that the canna-tourism industry will mature to be similar to the wine industry and can capitalize on this industry by virtue of its location within the Canna-business park.

Distribution

Grapefruit initially obtained its California wholesale recreational and medicinal cannabis distribution license on January 4, 2018. Thereafter, Grapefruit met all of its ongoing regulatory requirements and filed its application for an annual distribution license. In May 2019, Grapefruit was granted its provisional distribution license, thereby acquiring the regulatory foundation necessary to expand its distribution business. From July 2018 through the first quarter of 2019, Grapefruit used its distribution license to sell bulk cannabis flowers and trim to other distributors and to manufacturers to satisfy their own raw materials requirements. In addition, Grapefruit sold flowers, vape cartridges and concentrates to licensed retailers throughout California.

In California, cannabis cultivators and manufactures are prohibited from selling their products – e.g., flowers or edibles - directly into the marketplace. These companies are required to use a licensed distributor, such as Grapefruit. Grapefruit’s distribution license affords it a twofold strategic advantage: first, to market and sell its own cannabis product lines to retailers throughout California; and second to buy and resell bulk cannabis oil, flower and trim as an unfettered middleman to any properly licensed customer anywhere in California that it identifies a profit opportunity.

Additionally, after marijuana plants are mature, they’re harvested within a certain time frame to keep the product fresh. Throughout the growth cycle and during this specific time period after the plant has been harvested, a grower will trim the plant of its leaves, focusing mostly on the remaining buds. Specifically speaking, trim is defined as the excess snipping of leaves from buds of marijuana plants. Note that leftover product can still be used to make extractions, tinctures, hash and edibles, so growers and trimmers alike can always increase sales with a larger product offering.

Manufacturing

The Company owns a fully licensed ethanol extraction facility in the City of Desert Hot Springs, CA. The Company owns and operates a Type 6 Ethanol Extraction Plant which removes the essential cannabis compounds, such as THC Distillate, that we, and others use, to produce cannabis products.

Grapefruit’s extraction lab produces high quality distillate or “Honey Oil” from trim that Grapefruit sources utilizing its distribution license as set forth above. THC Honey Oil is a fundamental cannabis commodity which serves as the active ingredient in products from infused edibles to tinctures/creams to the cartridges used in vapes or e-cigarettes. Honey Oil sells in the wholesale marketplace at approximately $6,250 to $8,800.00 per liter. Pricing is dependent on quantity purchased as well as other market factors such as the availability and cost of the underlying trim – the raw cannabis material from which Grapefruit produces oil. Grapefruit began extraction operations in May 2019. Plans are in place to expand production through the purchase of additional extraction equipment which we expect will to allow the lab to produce two (2) to four (4) liters per day of finished Honey Oil by the end of 2019. Grapefruit chose to set up its extraction laboratory in the City of Desert Hot Springs because the City does not tax the manufacture of oil by Grapefruit at its Desert Hot Springs extraction facility, thereby providing Grapefruit with an additional competitive advantage.

THC Distillate is an all-purpose product that is used in the manufacture of everything from cannabis edibles to “e-cigarette” vape carts to tinctures, to creams and pre-rolled cannabis “joints”. We sell our distillate in California to companies that manufacturer their own product lines of edibles and/or vape cards. We also intend to use our own Distillate to produce our branded line of edibles and vape carts to allow us to control the quality of our product lines. We also manufacture marijuana cigarettes (which we market as pre-rolls) for sale into the retail marketplace. This manufacturing process is streamlined through the use of machinery and our employees who inspect each marijuana cigarette to ensure quality control. We have partnered with different manufactures in California to manufacture our line of branded products we intend to distribute and/or sell into the marketplace. We do not restrict our needs to a single manufacturer or distribution company as we maintain ongoing relationships with Tier 1 vendors across the cannabis eco-system.

Branding

We package and brand cannabis products. . One of the key elements to our branding strategy is performing an analysis on a product’s competitor(s) currently in the retail space and working to make our product stand out. We work on pricing strategies, boutique branding elements and other ways to differentiate when shelf space gets limited and retailers slow down on taking certain product classes.

Sugar Stoned

Grapefruit acquired the Sugar Stoned® brand in the winter of 2018 for use through the winter of 2021. We began the manufacturing process and research and development process for our products immediately, and recently began to sell and distribute Sugar Stoned branded products throughout California. Retail cannabis product consumers can purchase Sugar Stoned infused gummies that have been tested and are certified to be pesticide and heavy metal free by a third party laboratory before being released at retail. Sugar Stoned brand is now a Grapefruit portfolio brand consisting of a premium quality cannabis infused gummy line with eight different flavors: Blue Raspberry, Cherry, Grape, Peach, Pineapple, Sour Apple, Strawberry and Watermelon.

Rainbow Dreams

Grapefruit recently launched a new life-style brand designed specifically for the recreational cannabis marketplace called “Rainbow Dreams.” The Rainbow Dreams brand captures the “anything goes party vibe” of the 1970s by offering an array of cannabis products such as a line of vape cartridges with unique cannabis strains combined with all natural flavors for a no-burn experience compared to the traditional or earlier generation cartridges which burn at much higher temperatures and provide the user with a burning sensation when inhaling. Rainbow Dreams fills a niche in the marketplace – a top shelf quality product line that we expect to be competitively priced. We are currently developing THC and CBD infused gummies and mints which expect to incorporate into the Rainbow Dreams product line and make available for sale by the end of 2019.

We are also in the process of preparing to introduce several cannabis infused offerings and a new line of THC and CBD vaporizer cartridges in the third quarter of 2019.

Intellectual Property

The Company expects to file trademark requests with the State of California in the first quarter of 2020 relating to some of the Company’s brands and products.

The Company currently maintains a portfolio of trade secrets relating to the formulas for its CBD gummies, vaporization cartridges and oils.

Tolling

We expect to enter into toll processing agreements by which cultivators will provide us with their dried biomass (i.e., Trim) which we then process at our extraction facility into finished distillate. In exchange, we provide 50% of the finished product to the cultivator. The cultivator is free to use our distribution service to sell their finished product or transfer the finished product to another distributor.

Packaging

We provide packaging services to re-integrate formally unlicensed products back into the legal marketplace. The space on packaging is limited due to compliance laws. We spend a significant amount of time working out these issues in a pre-production phase. Our goal is to keep a brand’s original design work while complying with al the government regulations. We devote serious efforts to re-brand an unlicensed product to quickly and efficiently re-integrate it into the retail space.

Marketing and Sales

We have retained employees with cannabis-related experience in product manufacturing, branding, marketing and retail sales in the State of California. We have a strategic relationship with a full service traditional and digital marketing agency that will promote our company and products. We have a multi-pronged approach to marketing our Company and its branded product lines: (1) social media – including Instagram, Facebook and Twitter; (2) influencers who are expected to promote our branded products directly to recreational cannabis users; (3) attendance at specific industry events that are designed to promote our company to both macro and micro targeted audiences; (4) targeted radio advertising designed to reach the recreational marketplace and static marketing (e.g., well placed bill board advertising); and (5) use of our sales force for the personal touch required to obtain shelf-space in all recreational and medicinal dispensaries.

The Company employs inside sales persons for retail, and outside sales people for wholesale purchases. Additionally, the Company maintains an online digital platform where customers may purchase the Company’s products.

Sources and Availability of Raw Materials; Principal Suppliers

In general, raw materials essential to our business are readily available from multiple sources. So far, we have been able to source the materials required to manufacture our THC Distillate as well as our edibles and vape cartridges. Our products use both non-cannabis and cannabis raw materials. We have the entire United States for the sourcing non-cannabis raw materials – such as terpenes, which are the compounds from plant extracts that provide the unique flavor profile in cannabis products, and ccells, which are the industry standard vaporization carts. The California cannabis marketplace is diverse and we have developed the relationships with other companies to ensure the consistent availability of the raw materials.

Because we have no direct control over these suppliers, interruptions or delays in the products and services provided by these parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary products or raw materials, we may be unable to redesign or adapt our technology to work without such raw materials or products or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs or quality control problems, or be unable to sell the applicable products, all of which could have a significant adverse impact on our revenue.

Competition

The cannabis industry is subject to significant competition and pricing pressures. We may experience significant competitive pricing pressures as well as competitive products and services providers. Several significant competitors may offer products and/or services with prices that may match or are lower than ours. We believe that the products and services we offer are generally competitive with those offered by other cannabis companies. It is possible that one or more of our competitors could develop a significant research advantage over us that allows them to provide superior products or pricing, which could put us at a competitive disadvantage. Continued pricing pressure or improvements in research and shifts in customer preferences away from natural supplements could adversely impact our customer base or pricing structure and have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, CBD is a naturally occurring cannabinoid constituent of cannabis. It was discovered in 1940 and is known to exhibit neuroprotective properties in many experimental systems. However, development of CBD as a drug has been confounded by the following: 1) low potency; 2) a large number of molecular targets; 3) marginal pharmacokinetic properties; and 4) designation as a schedule 1 controlled substance. We view that companies specializing in the sale, distribution and manufacturing of CBD based products as some of our stronger competitors based on recent laws and regulatory schemes.

Government Approvals and Regulations

The formulation, manufacturing, processing, labeling, packaging, advertising and distribution of our products are subject to regulation by several federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the U.S. Department of Agriculture (“USDA”) and the Environmental Protection Agency (“EPA”). These activities are also regulated by various agencies of the states and localities in which our products are sold. The FDA regulates the processing, formulation, safety, manufacture, packaging, labeling and distribution of dietary supplements (including vitamins, minerals, and herbs) and cosmetics, whereas the FTC has jurisdiction to regulate the advertising of these products.

The FDA’s Good Manufacturing Practices (“GMP”) regulations require dietary supplements to be prepared, packaged and held in compliance with strict rules, and require quality control provisions similar to those in the GMP regulations for drugs. The FDA could in the future choose to inspect one of our facilities for compliance with these regulations, and could cause non-compliant products made or held in the facility to be subject to FDA enforcement actions.

The FDA has broad authority to enforce the provisions of the FDCA and their regulation of foods, dietary supplements and cosmetics may increase or become more restrictive in the future. Additional legislation could be passed which would impose substantial new regulatory requirements for dietary supplements, potentially raising our costs and hindering our business.

Our advertising is subject to regulation by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act. In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. Additionally, some states also permit advertising and labeling laws to be enforced by private attorney generals, who may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by us. Any of these types of adverse actions against us by governmental authorities or private litigants could have a material adverse effect on our business, financial condition and results of operations.

In addition to FDA and FTC regulations, our products may face further regulation under the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market our product candidates in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

Additionally, the Company is also subject to California law regarding dissemination of information via advertising. Mainly, these rules and regulations relate to directing advertisements to people aged 21 years and older. The type of advertising the Company expects to conduct and pursue is similar to how alcohol companies direct their advertising and marketing efforts.

Controlled Substance Regulation

At some point our products may be developed and be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Certain products we may develop could contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription. We do not intend to produce “controlled substances” at this time, due to regulatory complications.

Employees

As of September 30, 2019, we had 14 full-time employees. Grapefruit has 4 employees at its lab facilities. One of the lab employees is responsible for managing onsite operations at the Warehouse. Grapefruit has a total of 5 inside sales and branding employees as well as 2 employees for operational support. Finally, the Company has 3 outside sales people located in Northern California. These sales people are in charge of Grapefruit’s bulk flower and trim sales. Our employees are not represented by a labor union or other collective bargaining groups at this point in time, and we consider relations with our employees to be good. We currently plan to retain and utilize the services of outside consultants for additional research, testing, regulatory, legal compliance and other services on an as needed basis.

Properties

We own approximately two acres of real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park in Desert Hot Springs, located on the extension of North Canyon Rd., approximately 10 miles north of the center of Palm Springs. We intend on building a fully integrated distribution, manufacturing and cultivation facility to become a seed to sale, fully vertically integrated Cannabis and CBD product Company.

Additionally, our cannabis and CBD extraction laboratory and distribution facility is located in the same Canna-Business Park. On September 1, 2018, the Company entered into a three-year lease for approximately 2,268 square feet which commenced on March 1, 2018. Monthly lease payments are approximately $1,134.

Critical Accounting Policies

Use of Estimates – The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our financial statements and the reported amounts of revenues and expenses during the periods presented.

We make our estimate of the ultimate outcome for these items based on historical trends and other information available when our financial statements are prepared. We recognize changes in estimates in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. We believe that our significant estimates, assumptions and judgments are reasonable, based upon information available at the time they were made. Our actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term. The company’s most significant estimates related to useful life for depreciation, the value of impaired assets, and provision for income taxes require us to make judgements that affect the recorded amounts.

Fair Value of Financial Instruments – We value our financial assets and liabilities using fair value measurements. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2: Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The carrying amount of our cash and cash equivalents approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable at September 30, 2019, approximates their fair values based on comparable borrowing rates available to the company.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the nine months ended September 30, 2019 and 2018.

Inventory – Inventory is comprised of raw material, work in process and finished goods. Raw materials consist of biomass of trim and flower, which is stated at the lower of cost or net realizable value using first-in-first out method of accounting. Work in process represented crude oil infused with high potency of THC. The cost of the work in process crude oil is recorded at the lower of average cost or net realizable value based upon an average cost method. The cost of finished goods is recorded at lower of cost or market.

We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of revenues.

Property, Plant and Equipment, net – Our property and equipment are recorded at cost. Assets held under capital leases are capitalized at the commencement of the lease at the lower of the present value of minimum lease payments at the inception of the lease or fair value. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives of four to seven years, and amortization is computed using the straight-line method over the life of the applicable lease. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from our accounts and any resulting gain or loss is reflected in our consolidated statements of operations.

Land Improvements – Our land improvements are recorded at cost provided by our property association. These costs will continue to be capitalized until construction has been completed. Land improvements will not be depreciated after the construction has been completion by the property association.

Long-Lived Assets Impairment Assessment – Our long-lived assets are subject to an impairment test if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, other long-lived assets may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method or realizable value to determine whether an impairment exists, and then measure the impairment using discounted cash flows.

Revenue Recognition –

Our products currently include high quality distillate oil, bulk whole flower, and marijuana cigarettes.

We recognize revenue as earned when the four revenue recognition criteria have been met, which includes:

i) Existence of a persuasive evidence of an arrangement;

ii) Delivery of product to a customer;

iii) Fixed or determinable sales price; and

iv) Collection is reasonably assured.

Cost of Goods Sold –Our cost of goods sold includes the costs directly attributable to revenue recognized and includes expenses related to the production, packaging and labeling of cannabis products; personnel-related costs, fees for third-party services, such as testing and transportation costs related to our distribution services.

Research and Development Expenses – Research and development (“R&D”) costs are charged to expense as incurred. Our R&D expenses include, but are not limited to, consulting service fees and materials and supplies used in the development of our proprietary products and services.

General and Administrative Expenses – General and administrative expenses consist primarily of personnel-related costs, fees for professional and consulting services, travel costs, rent, bad debt expense, general corporate costs, and other costs of administration such as human resources, finance and administrative roles.

Income Taxes – Income tax assets and liabilities are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryovers. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized, or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that we do not consider it more likely than not that a future tax asset will be recovered, we will provide a valuation allowance against the excess.

We follow the provisions of ASC 740, Income Taxes. Because of ASC 740, we make a comprehensive review of our portfolio of tax positions in accordance with recognition standards established by ASC 740.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in our consolidated financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

We have created our tax provision leveraging known tax court cases involving various marijuana dispensaries and other cannabis related businesses, including the section of the IRS Tax code of 280E. The U.S. Tax Code Section 280E is the federal statute that states that a business engaging in the trafficking of a Schedule I or II controlled substance, which includes cannabis and cannabis related products, are barred from taking the tax deductions or credits in their federal tax returns which are not considered as part of the business’ cost of goods sold. Given the guidance offered by the Tax code 280E we have prepared our tax provision according to this tax code.

Interest and penalties associated with unrecognized tax benefits, if any, are classified as interest expense and penalties and are included in selling, general and administrative expenses in our consolidated statements of operations.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no significant impact on our income taxes for the years ended April 30, 2019 and 2018, respectively.

Commitments and Contingencies – Certain conditions may exist as of the date our financial statements are issued, which may result in a loss, but which will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of the legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Net Loss Per Share – We compute net loss per share in accordance with ASC 260, Earnings per Share. Under the provisions of ASC 260, basic net loss per share includes no dilution and is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic net loss per share) and potentially dilutive securities that are not anti-dilutive.

Cash and Cash Equivalents – The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents may be invested in money market funds, certificates of deposit or other interest-bearing accounts.

Concentration of Credit Risk – Financial instruments that potentially subject us to credit risk consist of cash. We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may not be insured by the FDIC.

Accounts Receivable and Revenue – For the nine months ended September 30, 2019, one customer represented approximately 100% of the net revenues. The accounts receivable balance was $0 as of September 30, 2019, and December 31, 2018.

Recently Issued Accounting Pronouncements – From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our condensed consolidated financial statements upon adoption.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact ASU 2016-02 will have on its financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date (ASU 2015-14), which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In 2016, the FASB issued additional guidance to clarify the implementation guidance (ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients). The Company is currently evaluating the impact ASU 2015-14 will have on its financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 is effective for the Company for annual and interim reporting periods beginning July 1, 2020. The Company is currently evaluating the impact ASU 2018-13 will have on its financial statements.

In May 2019, the FASB issued ASU 2019-06, Intangibles—Goodwill and Other (Topic 350), Business Combinations (Topic 805), and Not-for-Profit Entities (Topic 958): Extending the Private Company Accounting Alternatives on Goodwill and Certain Identifiable Intangible Assets to Not-for-Profit Entities. ASU 2019-06 modifies the testing goodwill for impairment annually and requires amortization of goodwill over 10 years or less, on a straight-line basis. Testing for impairment is now based upon a triggering event. ASU is effective as of the date of the pronouncement. The Company is currently evaluating the impact ASU 2019-06 will have on its financial statements.

Recently Issued Accounting Pronouncements Adopted

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

Results of Operations for the Nine Months Ended September 30, 2019 as compared to the Nine Months Ended September 30, 2018.

The following sets forth selected items from our statements of operations for six months ended September 30, 2019 and for the six months ended September 30, 2018.

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
Net revenues		$332,041		$130,880
Cost of goods sold		543,999		130,028
Gross Profit		(211,958)		852
General and administrative expenses
Income (loss) from operations
Total other income (expenses)
Provision for income taxes		-
Net income (loss)	$		$

Our initial operations began in August of 2018 and our first sales of our product occurred in July of 2018. In April of 2019 our production facilities in Coachillin’ became fully operational. Revenue for the nine months ended September 30, 2019 was $332,041 compared to $130,880 for the corresponding period in 2018, an increase of $201,161, or 154%%. The increase was primarily due to increase in sales of bulk trim sales of $324,000 offset by a decrease in distribution services of $88,000 and retail sales of $39,000.

Cost of goods sold for the nine months ended September 30, 2019 were $543,999 compared to $130,028 for the corresponding period in 2018, an increase of $413,970. The increase was primarily due to the increase in sales for 2019. .

Our resulting gross profit for the nine months ended September 30, 2019 and 2018 was $(211,988) and $852, respectively, During this initial emerging business ramp in sales, we used pricing strategies to obtain market penetration. We expect this strategy to continue for the near future while achieving significantly improved gross margins during 2020.

Our operating expenses for the nine months ended September 30, 2019 were $_________ compared to $__________ for the corresponding period in 2018, a decrease of $_______, or ____ %.

As we developed our sales activity, we incurred plant facility costs of $_______ and $_________ in the nine months ended September 30, 2019 and 2018, respectively, during months when sales did not occur.

Our general and administrative expenses for the nine months ended September 30, 2019 were $_________ compared to $__________ for the corresponding period in 2018, a decrease of $_______, or ____ % primarily due to ______ in __________ and _________ costs.

Our resulting net income/loss for the nine months ended September 30, 2019 and 2018 $__________, respectively, with a gross margin of ____% and ____%.

Results of Operations for the Three Months Ended September 30, 2019 as compared to the Three Months Ended September 30, 2018.

The following sets forth selected items from our statements of operations for three months ended September 30, 2019 and for the three months ended September 30, 2018.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net revenues	$-	$127,100
Cost of goods sold	-	73,333
Gross Profit	-	53,767
General and administrative expenses
Income (loss) from operations
Total other income (expenses)
Provision for income taxes	-
Net income (loss)	$	$

Revenue for the three months ended September 30, 2019 was $0 compared to $127,100 for the corresponding period in 2018. The decrease was primarily due to management’s focus on effectuating the strategic Share Exchange Agreement and the resulting general and administrative activities related to the transaction.

Cost of goods sold for the nine months ended September 30, 2019 were $0 compared to $73,333 for the corresponding period in 2018.

Our resulting gross profit for the nine months ended September 30, 2019 and 2018 was $0 and $53,767, respectively, During this initial emerging business ramp in sales, we used pricing strategies to obtain market penetration. We expect this strategy to continue for the near future while achieving significantly improved gross margins during 2020.

Our operating expenses for the nine months ended September 30, 2019 were $_________ compared to $__________ for the corresponding period in 2018, a decrease of $_______, or ____ %.

As we developed our sales activity, we incurred plant facility costs of $_______ and $_________ in the nine months ended September 30, 2019 and 2018, respectively, during months when sales did not occur.

Our general and administrative expenses for the nine months ended September 30, 2019 were $_________ compared to $__________ for the corresponding period in 2018, a decrease of $_______, or ____ % primarily due to ______ in __________ and _________ costs.

Our resulting net income/loss for the nine months ended September 30, 2019 and 2018 $__________, respectively, with a gross margin of ____% and ____%.

Liquidity and Capital Resources

Our cash position increased to $467,387 as of September 30, 2019 from $65,922 as of December 31, 2018. The increase in cash was primarily due to the issuance of debt in connection with the consummation of our Share Exchange Agreement. Our total current assets increased to [$311,589] as of September 30, 2019, from [$14,214] as of December 31, 2018. Included in current assets as of September 30, 2019 is $361,597 of raw materials, work in process, and finished goods inventory which we expect to turn over within the next two quarters.

Our total current liabilities decreased to [$4,946,732] as of September 30, 2019 from [$5,324,379] as of December 31, 2018. This decrease is due in large part to the revaluation of the derivative for the six months ended June 30, 2019.

During the nine months ended September 30, 2019, we used [$955,175] of net cash for operating activities, as compared to [$507,623] used during the nine months ended September 30, 2018. Net cash used in investing activities during the nine months ended September 30, 2019 was [$988,500], as compared to [$508,223] during the nine months ended September 30, 2018. Net cash provided by financing activities during the nine months ended September 30, 2019 was [$988,500], as compared to [$508,223] during the nine months ended September 30, 2018.

We expect our working capital requirements in the next twelve months to be met primarily by the proceeds of issuance of debt, convertible instruments and other securities to our existing creditor, shareholders, and other investors, as well as from cash flow from operations. We expect to need additional working capital from outside sources to cover our anticipated operating expenses. There is no assurance that the Company will be able to raise sufficient additional capital or financing to continue in business or to effectively execute its business plan.

Going Concern Qualification

We have incurred significant losses from operations, and such losses are expected to continue. In their report on our financial statements as of and for the fiscal year ended April 30, 2019, our auditors have expressed substantial doubt about our ability to continue as a going concern. In addition, we have limited working capital. The foregoing raises substantial doubt about our ability to continue as a going concern. Management’s plan includes, among other things, by issuance of debt and by seeking additional equity financing by selling our equity securities. We cannot guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available it will be on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” may make it substantially more difficult for us to raise capital.

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

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated (2013Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1. As of September 30, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

/s/ Bradley J. Yourist	Dated: November 19, 2019
Bradley J. Yourist
Chief Executive Officer

/s/ K. J. Biehl	Dated: November 19, 2019
Kenneth J. Biehl
Chief Financial Officer

