Form 10-Q/A
period 2019-09-30
IMAGING3 INC
filed 2019-11-20
CIK 1205181

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

EXPLANATORY NOTE

The purpose of this Amendment No..1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 of Imaging3, Inc. (the “Company”) filed with the SEC on November 19, 2019 is to replace the erroneous “Results of Operations for the Nine Months Ended September 30, 2019 as compared to the Nine Months Ended September 30, 2018 Section, which appears at page 29 of that quarterly report, with the Section under the same heading which appears at page 29 of this Amendment No.1. The aforementioned error in the initial filing was caused by a technical problem which occurred in the drafting, review and Edgarization process of the original filing.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

GRAPEFRUIT BOULEVARD INVESTMENTS, INC.

BALANCE SHEETS

	September 30, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash	$467,387	65,922
Accounts receivable	-	-
Inventory	361,597	-
Other	16,366	100,823
Total current assets	845,350	166,745
NON-CURRENT ASSETS:
Prepaid financing costs	160,077	-
Property, plant and equipment, net	1,745,553	1,578,260
Net realizable value - equity investment LVCA	-	177,585
Goodwill	6,998,694	-

TOTAL ASSETS	$9,749,674	1,922,590

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Notes payable	$650,727	250,000
Accrued loan interest	314,515	228,443
Related party payable	-	281,626
Subscription payable	2,220,427	-
Derivative payable	983,694	-
Accounts payable and accrued expenses	316,775	6,944
Total current liabilities	4,486,138	767,013

Capital lease	98,033	90,058
Long-term notes payable, net	864,000	855,900
Long-term convertible notes, net of discount	2,109,897	-
Total long-term liabilities	3,071,930	945,958

TOTAL LIABILITIES	7,558,068	1,712,971

STOCKHOLDERS’ DEFICIT

Common stock and additional paid-in capital authorized 450,000,000 shares, $0.002 par value and 485,805,158 and 10,000,000 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	385,319	21,400
Additional paid in capital	8,039,089	2,828,600
Accumulated deficit	(6,232,802)	(2,655,466)
Total stockholders’ deficit	2,191,606	194,534
Noncontrolling interest	-	15,085
Total Equity	2,191,606	209,619
Total liabilities and stockholders’ deficit	$9,749,674	1,922,590

Please refer to accompanying notes to financial statements

GRAPEFRUIT BOULEVARD INVESTMENTS, INC.

STATEMENTS OF OPERATIONS

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Revenues
Bulk trim sales	$-	$-	$324,000	$-
Distribution services	-	88,500	8,041	88,500
Retail sales	-	38,600	-	38,600
Other	-	-	-	3,780
Total revenues	-	127,100	332,041	130,880
Cost of goods sold	-	(73,333)	(543,999)	(130,028)
Gross profit	-	53,767	(211,958)	852
Operating expenses:
Research and development	-	-	-	108,794
General and administrative	761,416	35,629	959,360	340,607
Other costs	-	-	-	-
Total operating expenses	761,416	35,629	959,360	449,401

Loss from operations	(761,416)	18,138	(1,171,318)	(448,549)
Other income (expense):
Interest expense	(151,366)	(11,085)	(195,796)	(87,210)
Change in value of derivative instruments	(2,030,995)	-	(2,030,995)	-
Gain (loss) on extinguishment of debt	73	-	73	-
Impairment charge - LVCA	25,553	-	(169,832)	-
Other income (expense)	-	-	-	-
Total other income (expense)	(2,156,735)	(11,085)	(2,396,550)	(87,210)

Loss before income taxes	(2,918,151)	7,053	(3,567,868)	(535,759)

Tax provision	-	-	-	-

Net loss	(2,918,151)	7,053	(3,567,868)	(535,759)

Less: Net income attributable to noncontrolling interests	-	-	(9,468)	-

Net loss attributable to Grapefruit Boulevard Investments, Inc.	(2,918,151)	7,053	$(3,577,336)	$(535,759)

Net loss per share - Basic and Diluted	$(0.01)	$0.00	$(0.02)	$(0.08)
Weighted average common stock outstanding - Basic and Diluted	$361,702,663	$39,021,978	$156,586,844	$6,868,472

Please refer to accompanying notes to financial statements

GRAPEFRUIT BOULEVARD INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(524,043)	$(2,493,861)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	39,193	-
Fixed asset deposit forfeiture	97,000	-
Impairment charge	195,385	-
Stock-based compensation officers	-	2,000,000
Stock-based compensation related party services	-	250,000
Noncontrolling interest	(15,085)
Changes in operating assets and liabilities:	-	-
Accounts Receivables	(3,345)	-
Inventory	(73,300)	-
Deposit on equipment	(77,000)	(20,000)
Other	5,739	(9,743)
Accounts payable and accrued expenses	196,045	21,381
Accrued loan interest	48,300	125,000
Related parties payable	98,220	183,406
Net cash provided by operating activities	(12,891)	56,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land and equipment	(159,036)	(1,120,261)
Capitalization of land improvement	(302,247)	(88,748)
Acquisition of LVCA	(180,300)	-
Net cash used in investing activities	(641,583)	(1,209,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of capital lease liability	(22,626)	-
Proceeds from notes payable, net of discount	-	1,098,700
Proceeds from issuance of stock	485,000	250,000
Contribution from noncontrolling interest	15,085	-
Net cash proceeds from financing activities	477,459	1,348,700

NET (DECREASE) INCREASE IN CASH	(177,015)	195,874

CASH, BEGINNING BALANCE	195,874	-

CASH, ENDING BALANCE	$18,859	$195,874

Cash paid for interest expense	47,319	14,499
Cash paid for income taxes	-	-
Noncash investing and financing activities:
Noncash capital lease investment	-	131,444
Stock subscription receivable	50,000

Please refer to accompanying notes to financial statements

GRAPEFRUIT BOULEVARD INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2019

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2019, we incurred a net loss of approximately $3,577,336, had a working capital deficit of approximately $3,640,788 and had an accumulated deficit of approximately $6,232,802 at September 30, 2019. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is substantial doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

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

In connection with and dependent upon the successful consummation of the above transaction, on May 31, 2019, the Company executed a Securities Purchase Agreement (the “SPA”), with Auctus Fund, LLC of Boston MA (the “Investor”) pursuant to the terms of which IGNG agreed to sell $4,000,000 of Convertible Notes (the “Notes”) and issue $6,200,000 of callable warrants (“the Warrants”) to the Investor. Pursuant to the SPA, Auctus became obligated to purchase the $4,000,000 of Notes from IGNG in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,400,000 on the day IGNG files its required registration statement on Form S-1 registering the IGNG shares underlying tranches 1 and 2 (the “Registration Statement”), which was funded on August 16, 2019; the third tranche will be funded the day the SEC declares the Registration Statement effective and the fourth tranche will be funded 90 Days after the Effective Date. As of the date of this filing, the first and second tranches of this financing have been completed and the Company has received gross proceeds of $2.0 million. The Company estimates that the Registration Statement will be declared effective during the fourth quarter of 2019.

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

Construction of our facility has not been completed, and we have been provided an estimated completion date of September 2022. In order for us to obtain California cannabis licensing from state and local officials we entered into an operating lease with Coachillin’ Holdings to temporarily occupy an area near the location of our permanent location within the Coachillin’ commercial park.

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

In April 2018, the Company issued a note due 60 days after funding with a principal amount of $250,000 and interest totaling $125,000. As of September 30, 2019, the note has not been repaid and was amended to add an additional interest charge of $37,500 or 10% of the total balance due, which is included in our current liabilities. The note is past due. Two officers of the Company have personally guaranteed the loan.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Grapefruit acquired convertible notes in its acquisition of Imaging3, Inc. on July 10, 2019. (See Note 15.) On May 31, 2019, the Company executed a Securities Purchase Agreement (the “SPA”), with Auctus Fund, LLC of Boston MA (the “Investor”) pursuant to the terms of which the Company will sell $4,000,000 of Convertible Notes (the “Notes”) and issue $6,200,000 of callable warrants (“the Warrants”) to the Investor. Pursuant to the SPA, Auctus will purchase the $4,000,000 of Notes from the Company in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,400,000.00, which was funded in August 2019 by Auctus when the Company filed its required registration statement on Form S-1 registering the shares underlying tranches 1 and 2 (the “Registration Statement”); the third tranche will be funded the day the SEC declares the Registration Statement effective and the fourth tranche will be funded 90 Days after the Effective Date. The Notes have a two-year term and will bear interest at 10%. The notes are redeemable at any time between the date of issuance and maturity at 150% of face value. The Notes will be convertible into shares of IGNG common stock at 95% of the mathematical average of the five lowest trading prices for IGNG common stock on the OTCQB for the period from the Closing to the maturity date of the Note being converted less $0.01 for conversions at less than $0.15 and less $0.02 for conversions at more than $0.15.

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

On July 10, 2019, IGNG effectuated a Share Exchange pursuant to that certain Exchange Agreement. On the Closing Date, IGNG issued to the Stakeholders an aggregate of three hundred sixty-two million, two hundred, twenty-nine thousand, one hundred and one (362,979,114) newly issued shares of Common Stock of the Company, $0.001 par value, in exchange for 100% of the shares of Grapefruit’s common stock. As a result, thereof, Grapefruit became a wholly owned subsidiary of IGNG.

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

Sugar Stoned

Grapefruit acquired the Sugar Stoned® brand in the winter of 2018 for use through the winter of 2021. We began the manufacturing process and research and development process for our products immediately, and recently began to sell and distribute Sugar Stoned branded products throughout California. Retail cannabis product consumers can purchase Sugar Stoned infused gummies that have been tested and are certified to be pesticide and heavy metal free by a third-party laboratory before being released at retail. Sugar Stoned brand is now a Grapefruit portfolio brand consisting of a premium quality cannabis infused gummy line with eight different flavors: Blue Raspberry, Cherry, Grape, Peach, Pineapple, Sour Apple, Strawberry and Watermelon.

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

The Company employs inside salespersons for retail, and outside sales people for wholesale purchases. Additionally, the Company maintains an online digital platform where customers may purchase the Company’s products.

Sources and Availability of Raw Materials; Principal Suppliers

In general, raw materials essential to our business are readily available from multiple sources. So far, we have been able to source the materials required to manufacture our THC Distillate as well as our edibles and vape cartridges. Our products use both non-cannabis and cannabis raw materials. We have the entire United States for the sourcing non-cannabis raw materials – such as terpenes, which are the compounds from plant extracts that provide the unique flavor profile in cannabis products, and cells, which are the industry standard vaporization carts. The California cannabis marketplace is diverse, and we have developed the relationships with other companies to ensure the consistent availability of the raw materials.

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

The FDA’s Good Manufacturing Practices (“GMP”) regulations require dietary supplements to be prepared, packaged and held in compliance with strict rules, and require quality control provisions similar to those in the GMP regulations for drugs. The FDA could in the future choose to inspect one of our facilities for compliance with these regulations and could cause non-compliant products made or held in the facility to be subject to FDA enforcement actions.

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

Certain products we may develop could contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, not currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription. We do not intend to produce “controlled substances” at this time, due to regulatory complications.

Employees

As of September 30, 2019, we had 14 full-time employees. Grapefruit has 4 employees at its lab facilities. One of the lab employees is responsible for managing onsite operations at the Warehouse. Grapefruit has a total of 5 inside sales and branding employees as well as 2 employees for operational support. Finally, the Company has 3 outside salespeople located in Northern California. These salespeople are in charge of Grapefruit’s bulk flower and trim sales. Our employees are not represented by a labor union or other collective bargaining groups at this point in time, and we consider relations with our employees to be good. We currently plan to retain and utilize the services of outside consultants for additional research, testing, regulatory, legal compliance and other services on an as needed basis.

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

Additionally, our cannabis and CBD extraction laboratory and distribution facility are located in the same Canna-Business Park. On September 1, 2018, the Company entered into a three-year lease for approximately 2,268 square feet which commenced on March 1, 2018. Monthly lease payments are approximately $1,134.

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

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net revenues	$332,041	$130,880
Cost of goods sold	543,999	130,028
Gross Profit	(211,958)	852
Research and development		108,794
General and administrative expenses	959,360	123, 019
Income (loss) from operations	(1,171,318)	(230,961)
Total other income (expenses)	(2,396,550)	(87,210)
Net loss attributable to noncontrolling interest	(9,468)	-
Net income (loss)	$(3,577,336)	$(318,179)

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

Our general and administrative expenses for the nine months ended September 30, 2019 were $959,360 compared to $123,019 for the corresponding period in 2018, The increase in expense is primarily due to legal and accounting costs associated with Grapefruit becoming a public company.

Other expense for the nine months ended September 30, 2019 primarily reflects the change in value of derivative instruments.

Our resulting net losses for the nine months ended September 30, 2019 and 2018 were $3,577,336 and $535,759, respectively.

Liquidity and Capital Resources

Our cash position increased to $467,387 as of September 30, 2019 from $65,922 as of December 31, 2018. The increase in cash was primarily due to the issuance of debt in connection with the consummation of our Share Exchange Agreement. Our total current assets increased to $845,350 as of September 30, 2019, from $166,745 as of December 31, 2018. Included in current assets as of September 30, 2019 is $361,597 of raw materials, work in process, and finished goods inventory which we expect to turn over within the next two quarters.

Our total current liabilities increased to $4,486,138 as of September 30, 2019 from $767,013 as of December 31, 2018. This increase is primarily due to the liabilities assumed with Share Exchange agreement transaction.

During the nine months ended September 30, 2019, we used $(1,329.965) of net cash for operating activities, as compared cash provided by operations of $197,067 used during the nine months ended September 30, 2018. Net cash provided by investing activities during the nine months ended September 30, 2019 was $164,804, as compared to $1,488,202 during the nine months ended September 30, 2018. Net cash provided by financing activities during the nine months ended September 30, 2019 was $1,518,409, as compared to $1,080,027 during the nine months ended September 30, 2018.

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

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2019, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the nine months ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Bradley J. Yourist	Dated: November 20, 2019
Bradley J. Yourist
Chief Executive Officer

/s/ K. J. Biehl	Dated: November 20, 2019
Kenneth J. Biehl
Chief Financial Officer

