Form 10-Q/A
period 2019-09-30
IMAGING3 INC
filed 2019-11-25
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 of Imaging3, Inc. (the “Company”) filed with the SEC on November 19, 2019 is to: 1. add a “Results of Operations for the Three Months Ended September 30, 2019 as compared to the Three Months Ended September 30, 2018 Section”, which appears at page 27 of this Amendment No. 2; 2. add the Condensed Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2019, which appears at page 6 of this Amendment No. 2; 3. add additional Note disclosure to Note 9 at page 15 of this Amendment No. 2; and 4. make certain adjustments to Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2019 and 2018, which necessitated certain adjustments which appear throughout the Financial Statements included herein. These additions and adjustments were necessitated by the Company’s inability to complete them before the November 19, 2019 extension filing deadline for the September 30, 2019 quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

GRAPEFRUIT BOULEVARD INVESTMENTS, INC.

BALANCE SHEETS

	September 30, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash	$467,387	65,922
Accounts receivable	-	-
Inventory	361,597	-
Other	398,866	100,823
Total current assets	1,227,850	166,745
NON-CURRENT ASSETS:
Prepaid financing costs	160,077	-
Property, plant and equipment, net	1,745,553	1,578,260
Intangible asset	-	177,585
Goodwill	7,468,628	-

TOTAL ASSETS	$10,602,108	1,922,590

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Notes payable	$650,727	250,000
Accrued loan interest	314,515	228,443
Related party payable	-	281,626
Subscription payable	2,220,427	-
Derivative payable	983,694	-
Accounts payable and accrued expenses	786,708	6,944
Total current liabilities	4,956,071	767,013

Capital lease	98,033	90,058
Long-term notes payable, net	864,000	855,900
Long-term convertible notes, net of discount	2,109,897	-
Total long-term liabilities	3,071,930	945,958

TOTAL LIABILITIES	8,028,001	1,712,971

EQUITY

Common stock and additional paid-in capital authorized 1,000,000,000 shares, $0.002 par value and 485,805,158 and 10,000,000 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	413,184	21,400
Additional paid in capital	8,393,724	2,828,600
Accumulated deficit	(6,232,801)	(2,655,466)
Total Grapefruit equity	2,574,107	194,534
Noncontrolling interest	-	15,085
Total equity	2,574,107	209,619
Total liabilities and equity	$10,602,108	1,922,590

Please refer to accompanying notes to financial statements

GRAPEFRUIT BOULEVARD INVESTMENTS, INC.

STATEMENTS OF OPERATIONS

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Revenues
Bulk trim sales	$-	$-	$324,000	$-
Distribution services	-	88,500	8,041	88,500
Retail sales	-	38,600	-	38,600
Other	-	-	-	3,780
Total revenues	-	127,100	332,041	130,880
Cost of goods sold	-	73,333	543,999	130,028
Gross profit	-	53,767	(211,958)	852
Operating expenses:
Research and development	-	-	-	108,794
General and administrative	761,416	35,629	959,360	123,019
Total operating expenses	761,416	35,629	959,360	231,813

(Loss) income from operations	(761,416)	18,138	(1,171,318)	(230,961)
Other income (expense):
Interest expense	(151,366)	(11,085)	(195,796)	(87,210)
Change in value of derivative instruments	(2,030,995)	-	(2,030,995)	-
Gain (loss) on extinguishment of debt	73	-	73	-
Impairment charge - LVCA	25,553	-	(169,832)	-
Total other income (expense)	(2,156,735)	(11,085)	(2,396,550)	(87,210)

Loss before income taxes	(2,918,151)	7,053	(3,567,868)	(318,171)

Tax provision	-	-	-	-

Net (loss) income	(2,918,151)	7,053	(3,567,868)	(318,171)

Less: Net loss attributable to noncontrolling interests	-	-	(9,468)	-

Net (loss) income attributable to Grapefruit	(2,918,151)	7,053	$(3,577,336)	$(318,171)

Net (loss) income per share - Basic and Diluted	$(0.01)	$0.00	$(0.02)	$(0.05)
Weighted average common stock outstanding - Basic and Diluted	361,702,663	39,021,978	156,586,844	6,868,472

Please refer to accompanying notes to financial statements

GRAPEFRUIT BOULEVARD INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,577,336)	$(318,171)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	42,072	15,638
Fixed asset deposit forfeiture	97,000	-
Impairment charge	195,385	-
Change in value of derivative	2,030,995	-
Non-cash interest	10,800	7,200
Gain on sale of intangible asset	(25,553)	-
Changes in operating assets and liabilities:
Inventory	(361,597)	-
Deposit on equipment	-	(97,000)
Other	(181)	4,266
Accounts payable and accrued expenses	210,482	481,446
Accrued loan interest	48,300	233,240
Net cash (used in) provided by operating activities	(1,329,633)	326,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land and equipment	(206,486)	(1,562,237)
Capitalization of land improvement	-	122,735
Net cash used in investing activities	(206,486)	(1,439,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of capital lease liability	(19,821)
Proceeds from notes payable, net of discount	1,937,584	1,371,025
Proceeds from issuance of common stock	135,000
Net cash provided by financing activities	1,937,584	1,371,025

NET (DECREASE) INCREASE IN CASH	401,465	258,142

CASH, BEGINNING BALANCE	65,922	214,841

CASH, ENDING BALANCE	$467,387	472,983

Please refer to accompanying notes to financial statements

GRAPEFRUIT BOULEVARD INVESTMENTS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Deficit Attributable to Grapefruit Boulevard Investments, Inc.
	Common Stock		Additional			Total
	Number of		Paid in	Subscription	Accumulated	Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Receivable	Deficit	Deficit	Interest	Deficit

Balance as of inception, December 31, 2017	10,000,000	$20,000	$2,480,000	$-	$(2,288,959)	$211,041	$-	$211,041

Shares issued for cash	700,000	1,400	348,600	-	-	350,000	-	350,000

Noncontrolling interest LVCA	-	-	-	-	-	-	15,085	15,085

Net loss	-	-	-	-	(366,506)	(366,506)	-	(366,506)

Balance as of December 31, 2018	10,700,000	21,400	2,828,600	-	(2,655,465)	194,535	15,085	209,620

Shares issued for cash	470,000	940	234,060	-	-	235,000	-	235,000

Shares from the conversion of notes	9,432,671	18,865	2,235,543	-	-	2,254,408	-	2,254,408

Shares issued for services	4,500,000	9,000	373,500	-	-	382,500	-	382,500

Shares issued at acquisition	460,702,487	362,979	2,722,021	-	-	3,085,000	-	3,085,000

Noncontrolling interest LVCA	-	-	-	-	-	-	(15,085)	(15,085)

Net loss	-	-	-	-	(3,577,336)	(3,577,336)	-	(3,577,336)

Balance as of September 30, 2019	485,805,158	$413,184	$8,393,724	$-	$(6,232,801)	$2,574,107	$-	$2,574,107

Please refer to accompanying notes to financial statements

GRAPEFRUIT BOULEVARD INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2019 (UNAUDITED)

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

On July 10, 2019, Grapefruit Boulevard Investments, Inc. (“we”, “our”, “us”, “Grapefruit”, “GBI”, or “the Company”) and Imaging3, Inc. (“IGNG”) closed the Share Exchange after the completion of all conditions subsequent contemplated by the Share Exchange Agreement among the parties thereto ( “SEA”), by which IGNG was acquired in a reverse acquisition (the “Acquisition”) by the former shareholders of Grapefruit, the accounting acquirer. Under the terms of the SEA executed on May 31, 2019, IGNG became obligated to issue to Grapefruit’s existing shareholders that number of newly issued restricted IGNG common shares such that the former Grapefruit shareholders (now new IGNG shareholders) will own approximately 81% of the post-Acquisition IGNG common shares and the current IGNG shareholders will retain 19% of the post-Acquisition IGNG common shares. At the time of the execution of the SEA, IGNG had approximately 85,218,249 outstanding shares of common stock. Therefore, IGNG issued to Grapefruit’s shareholders 362,979,114 IGNG common shares to Grapefruit’s current shareholder on a pro rata basis with their then-current ownership of Grapefruit of which Bradley Yourist and Daniel J. Yourist own a combined 72.26%, or approximately 259,967,136 shares. Accordingly, the financial statements are prepared using the acquisition method of accounting with GBI as the accounting acquirer and IGNG treated as the legal acquirer and accounting acquiree.

Grapefruit was formed as a California corporation on August 28, 2017 and began operating in September 2017.

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

Government Regulation - Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws. As of September 30, 2019, 30 states and the District of Columbia allow their citizens to use medical marijuana, and voters in the states of California, Colorado, Washington, Nevada, Oregon, Alaska, Maine, Massachusetts, Vermont and the District of Columbia have approved ballot measures to legalize cannabis for adult recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana under what colloquially became known as the “Cole memo”. However, on January 4, 2018, Attorney General Jeffery Sessions rescinded the “Cole memo,” and issued a new memo in its place that reaffirms the Department of Justice’s stance of potentially prosecuting violators of federal marijuana laws. On April 13, 2018, President Trump pledged to support federalism-based legislation regarding marijuana and promised not to pursue federal prosecution despite the Attorney General’s actions. It appears that the current administration will not elect to vigorously enforce federal laws, but such future enforcement may cause significant financial damage to us.

Critical Suppliers – We have engaged in several contracts with various cannabis suppliers and lab equipment specialists and have analyzed the impact of these relationships under the accounting guidance of ASC 275 and we have concluded that these relationships do not present a risk of a near-term, severe impact because of the following; (i) we have established relationships with several cannabis farmers, producers and testing labs; (ii) we do not believe that we are dependent on one or a small group of suppliers and believe we could locate alternative suppliers, if needed; (iii) we have worked closely with our suppliers and work closely with them to help ensure the continuity of supplies and use various operational techniques to address the potential disruption of the supply chain; and (iv) we have not experienced any significant difficulty in the past in obtaining cannabis related materials or extraction lab parts necessary to meet our production needs. During the three and nine months ended September 30, 2019 and 2018, we did not maintain a concentration in the volume of business transacted with any particular supplier, or a concentration in the availability of sources of supply that presented a risk of a near-term severe impact.

Concentration of Credit Risk – At September 30, 2019, two customers comprised 89% of the Company’s sales, and one customer comprised 100% of the Company’s accounts receivable.

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

Inventory – Inventory is comprised of raw material, work in process and finished goods. The raw material ending balance as of September 30, 2019 and December 31, 2018 was $188,708 and zero, respectively. Raw materials consist of biomass of trim and flower, which is stated at the lower of cost or net realizable value using first-in-first out method of accounting. Work in process represented crude oil infused with high potency of THC. Work in process ending balance as of September 30, 2019 and December 31, 2018 for this crude oil was $93,089 and zero, respectively. The cost of the work in process crude oil is recorded at the lower of average cost or market value based upon an average cost method. The cost of finished goods is recorded at lower of cost or market. Finished goods ending balance as of September 30, 2019 and December 31, 2018 was $79,800 and $0, respectively.

As of December 31, 2018, we had not completed our manufacturing extraction lab and did not maintain any inventory balances.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no significant impact on our income taxes for the nine months ended September 30, 2019 and 2018, respectively.

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

Accounts Receivable and Revenue – For the three and nine months ended September 30, 2019, one customer represented approximately 100% of the net revenues. The accounts receivable balance was $0 as of September 30, 2019, and December 31, 2018.

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2019, we incurred a net loss of $3,577,336, had a working capital deficit of $3,728,221 and had an accumulated deficit of $4,000,801 at September 30, 2019. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is substantial doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

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

In connection with and dependent upon the successful consummation of the above transaction, on May 31, 2019, the Company executed a Securities Purchase Agreement (the “SPA”), with Auctus Fund, LLC of Boston MA (the “Investor”) pursuant to the terms of which IGNG agreed to sell $4,000,000 of Convertible Notes (the “Notes”) and issue $6,200,000 of callable warrants (“the Warrants”) to the Investor. Pursuant to the SPA, Auctus became obligated to purchase the $4,000,000 of Notes from IGNG in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,400,000 on the day IGNG files its required registration statement on Form S-1 registering the IGNG shares underlying tranches 1 and 2 (the “Registration Statement”), which was funded on August 16, 2019; the third tranche will be funded the day the SEC declares the Registration Statement effective and the fourth tranche will be funded 90 Days after the Effective Date. As of the date of this filing, the first and second tranches of this financing have been completed and the Company has received gross proceeds of $2,000,000. The Company estimates that the Registration Statement will be declared effective during the fourth quarter of 2019.

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

We entered into this operating land lease agreement with Coachillin’ Holdings LLC on September 1, 2018 to rent approximately 2,268 square feet of leasable land area. The operating lease renews annually and has a base rent of $0.50 square foot of leasable area of the designated premise assigned by Coachillin’ Holdings LLC. We paid an initial non-refundable prepaid rent of $3,402 which was expensed during the nine months ended September 30, 2019. We entered into this operating agreement in order to obtain our provisional cannabis licenses for manufacturing and distribution during 2019.

The future payments due under operating leases as of September 30, 2019 is as follows:

Year End	December 31
Remainder 2019	$3,402
2020	13,608
2021	4,536
2022	-
2023	-
Thereafter	-
$21,546

NOTE 5 – INVENTORY

At September 30, 2019 and December 31, 2018, our inventory was, as follows:

	September 30, 2019	December 31, 2018
Raw materials	$188,708	$-
Work-in-process	93,089	-
Finish goods	79,800
	$361,597	$-

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation and amortization, at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
Extraction equipment	$263,677	$244,902
Extraction laboratory	84,807	62,737
Warehouse facility	7,658	-
Land and land improvements	1,456,194	1,295,332
Accumulated depreciation and amortization	(66,783)	(24,711)
Property, plant and equipment	$1,745,553	$1,578,260

The Company acquired the extraction equipment, laboratory, and warehouse facility during 2018 and 2019 and made preparations and final testing for future production. Final preparations for certain extraction and warehouse work was completed, and these related assets were placed in service on April 1, 2019, at which time we commenced depreciating this asset.

The amount of related depreciation expense for the three months ended September 30, 2019 and 2018 is $16,590 and $9,073, respectively. The amount of related depreciation expense for the nine months ended September 30, 2019 and 2018 is $42,072 and $15,638, respectively.

NOTE 7 – CAPITAL LEASE PAYABLE

Capital lease payable consists of one capital lease agreement entered into in April 2018 to finance the purchase of various lab and manufacturing equipment. The outstanding balance on the 48-month installment capital lease was $132,640 and $131,444 as of September 30, 2019 and December 31, 2018, respectively. The terms of the 48-month capital lease specify monthly payments of $4,575. The interest rate implicit in the lease is about 15% and the maturity date is February 2022.

A summary of minimum lease payments on capital lease payable for future years is as follows:

Year End	December 31
Remainder 2019	$13,725
2020	54,900
2021	54,900
2022	9,150
2023	-
Thereafter	-
Total minimum lease payments	132,675
Less: amount representing interest	(34,642)
Capital lease liability	$98,033

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

NOTE 9 – CONVERTIBLE NOTES PAYABLE

During the third quarter ended September 30, 2019, debt and accrued interest in the amount of $404,162 were converted to 19,432,671 shares of common stock. As a result of these conversions, the Company recognized approximately $73 as a gain on extinguishment of debt.

Amortization of note discounts amounted to $0 during the three months ended September 30, 2018 and $31,078 for the three months ended September 30, 2019. Amortization of note discounts amounted to $0 during the nine months ended September 30, 2018 and $31,078 for the nine months ended September 30, 2019.

Grapefruit acquired convertible notes in its acquisition of Imaging3, Inc. on July 10, 2019. (See Note 15.) On May 31, 2019, the Company executed a Securities Purchase Agreement (the “SPA”), with Auctus Fund, LLC of Boston MA (the “Investor”) pursuant to the terms of which the Company will sell $4,000,000 of Convertible Notes (the “Notes”) and issue $6,200,000 of callable warrants (“the Warrants”) to the Investor. Pursuant to the SPA, Auctus will purchase the $4,000,000 of Notes from the Company in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,400,000, which was funded in August 2019 by Auctus when the Company filed its required registration statement on Form S-1 registering the shares underlying tranches 1 and 2 (the “Registration Statement”); the third tranche will be funded the day the SEC declares the Registration Statement effective and the fourth tranche will be funded 90 Days after the Effective Date. The Notes have a two-year term and will bear interest at 10%. The notes are redeemable at any time between the date of issuance and maturity at 150% of face value. The Notes will be convertible into shares of IGNG common stock at 95% of the mathematical average of the five lowest trading prices for IGNG common stock on the OTCQB for the period from the Closing to the maturity date of the Note being converted less $0.01 for conversions at less than $0.15 and less $0.02 for conversions at more than $0.15.

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

NOTE 11 – NOTES PAYABLE, RELATED PARTY PAYABLES, AND OPERATING LEASE – RELATED PARTY

Notes payable to officers and directors as of September 30, 2019 and related party payables to officers and directors as of December 31, 2018 are due on demand and consisted of the following:

	Notes Payable September 30, 2019	Related Party Payables December 31, 2018
Payable to an officer and director	$115,249	$115,249
Payable to an individual affiliate of an officer and director	40,000	40,000
Payable to a company affiliate to an officer and director	126,377	126,377
	$281,626	$281,626

Related party payables of $281,626 as of April 30, 2019 were converted to notes payables on May 1, 2019 and bear interest at 10%.

Historically, officers and directors of the Company, have paid obligations and expenses on behalf of the Company from their own individual, personal funds.

A related party leased two eco-pods in April 2019 and May 2019, which are refurbished shipping containers, located on this specific parcel within Coachillin’. The lease is treated as an operating lease and payment responsibility is ultimately the responsibility of the related party. The Company assumed these lease payment obligations in May 2019. The monthly payments are $1,055 and $880, for the duration of the lease terms of four and five years, respectively.

NOTE 12 – EQUITY

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

Grapefruit acquired warrants to issue common stock upon exercise in its acquisition of Imaging3, Inc. on July 10, 2019. (See Note 15.) As part of the SEA, the Company also issued 16,000,000 warrants to purchase 16,000,000 shares of the Company’s common stock at an exercise price of $0.125 per share, 15,000,000 warrants to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share, 8,000,000 warrants to purchase 8,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share for a period of two year from the date of issuance.

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

The following table summarizes activity in the Company’s derivative liability during the nine-month period ended September 30, 2019:

12-31-18 Balance	$-
Creation/acquisition	802,518
Reclassification of equity	(1,849,819)
Change in Value	2,030,995
9-30-19 Balance	$983,694

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

The assets acquired and liabilities assumed were recognized at their preliminary acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. In connection with the acquisition, we identified and valued the following identifiable intangible assets.

Preliminary purchase consideration allocation

The following table summarizes the preliminary allocation of the estimated purchase consideration to the fair values of assets acquired and liabilities assumed of IGNG, with the difference recorded as goodwill:

Acquired Assets
Cash and cash equivalents	$295,214
Prepaid financing cost	272,130
Goodwill	7,468,628
Total assets acquired	$8,035,972

Assumed Liabilities
Accounts payable and accrued expenses	$(476,734)
Notes payable	(204,000)
Accrued expenses	(178,016)
Subscription payable	(2,220,427)
Derivative liability	(802,518)
Convertible notes payable	(1,178,602)
Total liabilities assumed	(5,060,297)
Purchase price allocated	$2,975,675

NOTE 16 – ACQUISITION OF LAKE VICTORIA MINING COMPANY

In December 2018, we purchased a public shell company, Lake Victoria Mining Company. (“LVCA”), for $150,000 cash and $30,300, which included a noncontrolling interest of $15,085 for a total investment amount of $195,385, through which we originally intended to effectuate becoming a public company through a reverse merger transaction. We accounted for the purchase as an asset acquisition whereby the total investment amount was recorded as an intangible asset. In early 2019 however, we determined that LVCA was not a suitable entity through which we could accomplish our objective. Accordingly, we recorded a permanent impairment charge related to the intangible asset in the amount of $195,385, leaving a net realizable value of $0 as of April 30, 2019.

In July 2019, we sold our investment in LVCA to an entity owned by the CEO and COO of the Company for $1,000 and the assumption of $24,553 of liabilities resulting in a net gain of $25,553.

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

The Auctus Financing

In addition to focusing the Company’s operations on execution of Grapefruit’s cannabis product business plan, the Company is taking those steps necessary to complete its financing plan (the “Financing”) set forth in its Securities Purchase Agreement (the “SPA”) and related documents entered into between the Company and Auctus Fund, LLC “Auctus”) by which, subject to certain conditions precedent, Auctus is obligated to purchase up to $4,000,000 of Convertible Notes (the “Notes”) to be issued by the Company to Auctus and to exercise up to $6,200,000 of common stock purchase warrants (the “Warrants”) to be issued to Auctus by the Company pursuant to the SPA. Grapefruit has received $2.0 million of gross proceeds as of September 30, 2019 and expects to receive an additional $2.0 million by the end of the year.

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

The Company employs inside salespersons for retail, and outside salespeople for wholesale purchases. Additionally, the Company maintains an online digital platform where customers may purchase the Company’s products.

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

In addition to FDA and FTC regulations, our products may face further regulation under the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be marketed or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market our product candidates in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

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

Results of Operations for the Nine Months Ended September 30, 2019 as compared to the Nine Months Ended September 30, 2018.

The following sets forth selected items from our statements of operations for nine months ended September 30, 2019 and for the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net revenues	$332,041	$130,880
Cost of goods sold	543,999	130,028
Gross Profit	(211,958)	852
Research and development		108,794
General and administrative expenses	959,360	123, 019
Income (loss) from operations	(1,171,318)	(230,961)
Total other income (expenses)	(2,396,550)	(87,210)
Net loss attributable to noncontrolling interest	(9,468)	-
Net income (loss)	$(3,577,336)	$(318,171)

Our initial operations began in September of 2017 when the company was formed, and our first sales of our product occurred in July of 2018. In April of 2019 our production facilities in Coachillin’ became fully operational. Revenue for the nine months ended September 30, 2019 was $332,041 compared to $130,880 for the corresponding period in 2018, an increase of $201,161, or 154%. The increase was primarily due to increase in bulk trim sales of $324,000 offset by a decrease in distribution services of $88,000 and retail sales of $39,000.

Cost of goods sold for the nine months ended September 30, 2019 was $543,999 compared to $130,028 for the corresponding period in 2018, an increase of $413,970. The increase was primarily due to the increase in sales for 2019.

Our resulting gross profit for the nine months ended September 30, 2019 and 2018 was $(211,988) and $852, respectively. During this initial emerging business ramp and increase in period over period sales, we used pricing strategies to obtain market penetration. We expect this strategy to continue for the near future while achieving significantly improved gross margins during 2020.

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

Our resulting net losses for the nine months ended September 30, 2019 and 2018 were $3,577,336 and $318,171, respectively.

Results of Operations for the Three Months Ended September 30, 2019 as compared to the Three Months Ended September 30, 2018.

The following sets forth selected items from our statements of operations for three months ended September 30, 2019 and for the three months ended September 30, 2018.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net revenues	$-	$127,100
Cost of goods sold	-	73,333
Gross Profit	-	53,767
General and administrative expense	761,416	35,629
Income (loss) from operations	(761,416)	18,318
Change in value of derivatives	(2,030,995)
Other income (expenses)	(125,740)	(11,085)
Provision for income taxes	-	-
Net (loss) income	$(2,918,151)	$7,053

Revenue for the three months ended September 30, 2019 was $0 compared to $127,100 for the corresponding period in 2018. The decrease was due to four factors: 1. After we initially made the decision to go forward with the Grapefruit/IGNG reverse acquisition and become a public company, we were advised by a cannabis accounting expert consultant to cease our wholesale cannabis distribution activities to insure that the cash management protocols which we were utilizing at the time (commencing in March 2019) were fully compliant with applicable California regulations such that that the preparation of our audit would not be negatively affected by those wholesale cannabis distribution activities. From our inception to that time, these cannabis wholesale activities had been the major source of our revenues, but we chose to be conservative and temporarily shut them down while we examined the cash management protocols we utilized to operate our cannabis wholesale activities to assure they were in compliance with all applicable California laws and regulations and consequently suffer a short term drop in revenue to insure full compliance and a successful audit; 2. Management’s focus shifted to completing the Grapefruit/IGNG acquisition which required much additional management time and expense; 3. A lack of working capital which was caused, in significant part, by the costs of transition to public company status and; 4. delay in connection with the full time operation of our Desert Hot Springs, CA ethanol extraction laboratory due to factors 2 and 3 above. Thankfully, after a review of our cash management protocols, it was determined that the cash management protocols that we utilized from inception through the end of March, 2019 were compliant and would not negatively affect our receipt of a clean audit opinion on our Company, the audit commenced in late August, 2019, we completed the Grapefruit/IGNG reverse acquisition process, freeing up management to focus on our business operations and we completed the first two tranches of the Auctus investment. The combination of these factors allowed us to restart our wholesale cannabis distribution activities in early September 2019 and that business is currently being aggressively ramped up. Furthermore, for the same reasons, the ethanol extraction plant has been restarted and is producing THC crude oil on a daily basis.

As a result of the above, cost of goods sold for the three months ended September 30, 2019 were $0 as compared to $73,333 for the corresponding period in 2018.

Our resulting gross profit for the three months ended September 30, 2019 and 2018 were $0 and $53,767, respectively,

Our general and administrative expenses for the three months ended September 30, 2019 was $761,461 compared to $35,629 for the corresponding period in 2018. The increase in costs include $421,969 for legal, audit, accounting, and investor relations expenses, as well as $90,526 of plant facility and other related costs.

Our resulting net loss/income from operations for the three months ended September 30, 2019 and 2018 were $(761,461) and $7,053, respectively.

The Company acquired derivative liabilities with the Share Exchange on July 10, 2019. During the three months ended September 30, 2019 and 2018, we recorded a change in the value of derivatives of $(2,030,995). There were no derivatives held by the Company during the three months ended September 30, 2018; hence, there was $0 of related expense during that period.

Liquidity and Capital Resources

Our cash position increased to $467,387 as of September 30, 2019 from $65,922 as of December 31, 2018. The increase in cash was primarily due to the issuance of debt in connection with the consummation of our Share Exchange Agreement. Our total current assets increased to $1,227,850 as of September 30, 2019, from $166,745 as of December 31, 2018. Included in current assets as of September 30, 2019 is $361,597 of raw materials, work in process, and finished goods inventory which we expect to turn over within the next two quarters.

Our total current liabilities increased to $4,956,071 as of September 30, 2019 from $767,013 as of December 31, 2018. This increase is primarily due to the liabilities assumed with Share Exchange Agreement transaction.

During the nine months ended September 30, 2019, we used $(1,329,633) of net cash for operating activities, as compared cash provided by operations of $326,619 used during the nine months ended September 30, 2018. Net cash used in investing activities during the nine months ended September 30, 2019 was $206,486, as compared to $1,439,502 during the nine months ended September 30, 2018. Net cash provided by financing activities during the nine months ended September 30, 2019 was $1,937,584, as compared to $1,371,025 during the nine months ended September 30, 2018.

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

2. As of September 30, 2019, we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

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

/s/ Bradley J. Yourist	Dated: November 25, 2019
Bradley J. Yourist
Chief Executive Officer

/s/ K. J. Biehl	Dated: November 25, 2019
Kenneth J. Biehl
Chief Financial Officer

