Form 10-Q/A
period 2019-09-30
Grapefruit USA, Inc
filed 2020-02-18
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 3

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2019

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______________to ______________

Commission File Number: 000-50099

GRAPEFRUIT USA, INC.

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

As of February 13, 2020, the number of shares outstanding of the registrant’s class of common stock was 493,534,262.

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 of Grapefruit USA, Inc., Inc. (the “Company”) filed with the SEC on November 19, 2019 is to: 1. break out the “prepaid expense” item at page 3 which had previously been included in the “other” current assets item at page 3 of this Amendment #3, 2. Conformed to ASU 2016-02 to include operating leases on the balance sheet as a right of use asset and liability at page 3 of this Amendment #3; 3. Reclassified subscription payable to common stock and APIC for issued stock at page 3 of this Amendment #3; 4. Reclassified Long-term convertible notes to Notes payable and Notes payable to Related party payable at page 3 of this Amendment #3; 5. Included Supplemental disclosure on non-cash financing activities at page 5 of this Amendment #3; 6. Revised “Revenue Recognition” policy in Note 2 at page 10 of this Amendment #3; 7. Revised Note 4 to conform with ASU 2016-02 (Topic 842) at page 14 of this Amendment #3; 8. Reclassified two operating leases as capital leases at page 3 and Note 7 at page 14 of this Amendment #3; and 9. Added subsequent event “Note 17” at page 17 of this Amendment #3 These additions and adjustments were necessitated by the Company’s inability to complete them before the November 19, 2019 extension filing deadline for the September 30, 2019 quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

GRAPEFRUIT USA, INC.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash	$467,387	65,922
Accounts receivable	-	-
Inventory	361,597	-
Prepaid Expense	382,500
Other	16,366	100,823
Total current assets	1,227,850	166,745
NON-CURRENT ASSETS:
Prepaid financing costs	160,077	-
Property, plant and equipment, net	1,825,494	1,578,260
Right of use - asset	240,504	-
Intangible asset	-	177,585
Goodwill	7,468,628	-

TOTAL ASSETS	$10,922,553	1,922,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable	$505,102	250,000
Accrued loan interest	314,515	228,443
Related party payable	281,626	281,626
Subscription payable	891,738	-
Derivative liability	983,694	-
Accounts payable and accrued expenses	786,708	6,944
Total current liabilities	3,763,383	767,013

Capital lease	174,861	90,058
Right of use - liability	241,782
Long-term notes payable, net	864,000	855,900
Long-term convertible notes, net of discount	1,973,897	-
Total long-term liabilities	3,254,540	945,958

TOTAL LIABILITIES	7,017,923	1,712,971

EQUITY

Common stock and additional paid-in capital authorized 1,000,000,000 shares, $0.002 par value and 485,805,158 and 10,000,000 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	971,611	21,400
Additional paid in capital	9,163,987	2,828,600
Accumulated deficit	(6,230,968)	(2,655,466)
Total Grapefruit equity	3,904,630	194,534
Noncontrolling interest	-	15,085
Total equity	3,904,630	209,619
Total liabilities and equity	$10,922,553	1,922,590

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Revenues
Bulk trim sales	$-	$-	$324,000	$-
Distribution services	-	88,500	8,041	88,500
Retail sales	-	38,600	-	38,600
Other	-	-	-	3,780
Total revenues	-	127,100	332,041	130,880
Cost of goods sold	-	73,333	539,383	130,028
Gross profit	-	53,767	(207,342)	852
Operating expenses:
Research and development	-	-	-	108,794
General and administrative	756,800	35,629	959,360	123,019
Total operating expenses	756,800	35,629	959,360	231,813

(Loss) income from operations	(756,800)	18,138	(1,166,702)	(230,961)
Other income (expense):
Interest expense	(154,147)	(11,085)	(198,578)	(87,210)
Change in value of derivative instruments	(2,030,995)	-	(2,030,995)	-
Gain (loss) on extinguishment of debt	73	-	73	-
Impairment charge - LVCA	25,553	-	(169,832)	-
Total other income (expense)	(2,159,516)	(11,085)	(2,399,332)	(87,210)

Loss before income taxes	(2,916,316)	7,053	(3,566,034)	(318,171)

Tax provision	-	-	-	-

Net (loss) income	(2,916,316)	7,053	(3,566,034)	(318,171)

Less: Net loss attributable to noncontrolling interests	-	-	(9,468)	-

Net (loss) income attributable to Grapefruit	(2,916,316)	7,053	$(3,575,502)	$(318,171)

Net (loss) income per share - Basic and Diluted	$(0.01)	$0.00	$(0.02)	$(0.05)
Weighted average common stock outstanding - Basic and Diluted	361,702,663	39,021,978	156,586,844	6,868,472

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,575,502)	$(318,171)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	47,132	15,638
Amortization of right of use asset	1,277
Fixed asset deposit forfeiture	97,000	-
Impairment charge	195,385	-
Change in value of derivative	2,030,995	-
Non-cash interest	10,800	7,200
Gain on sale of intangible asset	(25,553)	-
Changes in operating assets and liabilities:
Inventory	(361,597)	-
Deposit on equipment	-	(97,000)
Other	(181)	4,266
Accounts payable and accrued expenses	210,482	481,446
Accrued loan interest	48,300	233,240
Net cash (used in) provided by operating activities	(1,321,462)	326,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land and equipment	(206,486)	(1,562,237)
Capitalization of land improvement	-	122,735
Net cash used in investing activities	(206,486)	(1,439,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of capital lease liability	(27,993)
Proceeds from notes payable, net of discount	1,822,405	1,371,025
Proceeds from issuance of common stock	135,000
Net cash provided by financing activities	1,929,412	1,371,025

NET (DECREASE) INCREASE IN CASH	401,465	258,142

CASH, BEGINNING BALANCE	65,922	214,841

CASH, ENDING BALANCE	$467,387	$472,983

SUPLEMENTAL DISCLOSURE ON NON-CASH FINANCING ACTIVITY
Notes and accrued interest converted to common stock	$404,162	-
Cash paid for interest expense	24,732	14,166

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2019 and 2018

	Deficit Attributable to Grapefruit USA, Inc.
	Common Stock		Additional		Total	Non-
	Number of		Paid in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit

Balance as of December 31, 2017	10,000,000	$20,000	$2,480,000	$(2,288,959)	$211,041	$-	$211,041

Net loss	-	-	-	(318,171)	(318,171)	-	(318,171)

Balance as of September 30, 2018	10,000,000	20,000	2,480,000	(2,607,131)	(107,131)	-	(107,131)

Balance as of December 31, 2018	10,700,000	$21,400	2,828,600	$(2,655,465)	$194,535	$15,085	$209,620

Shares issued for cash	470,000	940	234,060	-	235,000	-	235,000

Shares from the conversion of notes	9,432,671	18,865	2,235,543	-	2,254,408	-	2,254,408

Shares issued for services	4,500,000	9,000	373,500	-	382,500	-	382,500

Shares issued at acquisition	460,702,487	921,405	3,492,284	-	4,413,689	-	4,413,689

Noncontrolling interest LVCA	-	-	-	-	-	(15,085)	(15,085)

Net loss	-	-	-	(3,575,502)	(3,575,502)	-	(3,575,502)

Balance as of September 30, 2019	485,805,158	$971,610	$9,163,987	$(6,230,967)	$3,904,630	$-	$3,904,630

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

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

We became members of the Indian Canyon and 18th Property Association on September 19, 2017 and have an ownership interest of 1.46% based upon the 77,156 gross parcel square foot of our property located in an approximately 5.3 square foot facility. Our ownership rights allow us access to various common areas that are currently being constructed as of April 30, 2019. Land improvements began in 2018 and were capitalized in the amounts of $88,747 as of April 30, 2018 and $390,996 as of April 30, 2019, respectively.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The interim unaudited consolidated financial statements as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended December 31, 2018.

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

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2019 and 2018.

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

Revenue Recognition –

The Company derives revenues from the sale of product in accordance to ASC Topic 606. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services.

Revenue is recognized based on the following five step model:

-	Identification of the contract with a customer
-	Identification of the performance obligations in the contract
-	Determination of the transaction price
-	Allocation of the transaction price to the performance obligations in the contract
-	Recognition of revenue when, or as, the Company satisfies a performance obligation

Performance Obligations

Sales of products are recognized when all the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost-plus margin approach when one is not available. Historically the Company’s contracts have not had multiple performance obligations. The large majority of the Company’s performance obligations are recognized at a point in time related to the sale of products.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include – the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 became effective for the Company in the first quarter of 2018.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date (ASU 2015-14), which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In 2016, the FASB issued additional guidance to clarify the implementation guidance (ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients). ASE 2015-14 became effective for the Company in the first quarter of 2018 and had no impact on the financial statements.

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2019, we incurred a net loss of $3,575,502, had a working capital deficit of $2,535,533 and had an accumulated deficit of $6,230,968 at September 30, 2019. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is substantial doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

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

In connection with and dependent upon the successful consummation of the above transaction, on May 31, 2019, the Company executed a Securities Purchase Agreement (the “SPA”), with Auctus Fund, LLC of Boston MA (the “Investor”) pursuant to the terms of which IGNG agreed to sell $4,000,000 of Convertible Notes (the “Notes”) and issue $6,200,000 of callable warrants (“the Warrants”) to the Investor. Pursuant to the SPA, Auctus became obligated to purchase the $4,000,000 of Notes from IGNG in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,400,000 on the day IGNG files its required registration statement on Form S-1 registering the IGNG shares underlying tranches 1 and 2 (the “Registration Statement”), which was funded on August 16, 2019; the third tranche will be funded the day the SEC declares the Registration Statement effective and the fourth tranche will be funded 90 Days after the Effective Date. As of the date of this filing, the first and second tranches of this financing have been completed and the Company has received gross proceeds of $2,000,000. The Company estimates that the Registration Statement will be declared effective during the first quarter of 2020.

NOTE 4 – RIGHT OF USE ASSET AND LIABILITY

During 2018 we reviewed various facilities and identified a suitable, compliant cannabis facility located in the city of Dessert Hot Springs, to build our manufacturing and distribution facility. This commercial park is owned and operated by Coachillin’ Holding LLC and we purchased land rights from Coachillin’ Holding LLC on December 21, 2017 to secure our specific location within their commercial park.

Construction of our facility has not been completed, and we have been provided an estimated completion date of September 2022. In order for us to obtain California cannabis licensing from state and local officials we entered into an operating lease with Coachillin’ Holdings to temporarily occupy an area near the location of our permanent location within the Coachillin’ commercial park.

We entered into this operating land lease agreement with Coachillin’ Holdings LLC on September 1, 2018 to rent approximately 2,268 square feet of leasable land area. The operating lease renews annually and has a base rent of $0.50 square foot of leasable area of the designated premise assigned by Coachillin’ Holdings LLC. We paid an initial non-refundable prepaid rent of $3,402 which was expensed during the nine months ended September 30, 2019, and we will continue to pay $1,134 monthly. We entered into this operating agreement in order to obtain our provisional cannabis licenses for manufacturing and distribution during 2019.

The Company entered into a 36 month lease agreement for office space in July 2019 at $6,963 a month, with an approximate 2% increase annually.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 6% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $240,504, right-of-use liability of $241,782 as of September 30, 2019. Operating lease expense for the nine months ended September 30, 2019 was $31,736.

The following table provides the maturities of lease liabilities at September 30, 2019:

Maturity of Lease Liabilities at September 30, 2019
2019	$24,292
2020	98,031
2021	96,471
2022	44,756
2023	-
2024 and thereafter	-
Total future undiscounted lease payments	263,550
Less: Interest	(21,769)
Present value of lease liabilities	$241,782

NOTE 5 – INVENTORY

At September 30, 2019 and December 31, 2018, our inventory was, as follows:

	September 30, 2019	December 31, 2018
Raw materials	$188,708	$-
Work-in-process	93,089	-
Finish goods	79,800
	$361,597	$-

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation and amortization, at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
Extraction equipment	$263,677	$244,902
Extraction laboratory	127,307	62,737
Warehouse facility	50,158	-
Land and land improvements	1,456,194	1,295,332
Accumulated depreciation and amortization	(71,842)	(24,711)
Property, plant and equipment	$1,825,494	$1,578,260

The Company acquired the extraction equipment, laboratory, and warehouse facility during 2018 and 2019 and made preparations and final testing for future production. Final preparations for certain extraction and warehouse work was completed, and these related assets were placed in service on April 1, 2019, at which time we commenced depreciating this asset.

The amount of related depreciation expense for the three months ended September 30, 2019 and 2018 is $21,649 and $9,073, respectively. The amount of related depreciation expense for the nine months ended September 30, 2019 and 2018 is $47,132 and $15,638, respectively.

NOTE 7 – CAPITAL LEASE PAYABLE

Capital lease payable consists a capital lease agreement entered into in April 2018 to finance the purchase of various lab and manufacturing equipment. The outstanding balance on the 48-month installment capital lease was $132,640 and $173,815 as of September 30, 2019 and December 31, 2018, respectively. The terms of the 48-month capital lease specify monthly payments of $4,575. The interest rate implicit in the lease is about 15% and the maturity date is February 2022.

In addition, the Company entered into additional 48-month leases in May 2019 for production facilities and storage of product. Monthly payments for the facility and storage totals $1,935.

A summary of minimum lease payments on capital lease payable for future years is as follows:

Year End	December 31
Remainder 2019	$19,530
2020	78,120
2021	78,120
2022	32,337
2023	7,740
Thereafter	-
Total minimum lease payments	215,846
Less: amount representing interest	(40,985)
Capital lease liability	$174,861

NOTE 8 – NOTES PAYABLE

In October 2017, in connection with our purchase of two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park, the Company issued a first and second trust deed note in the amounts of $700,000 and $200,000, respectively. The first and second trust deed notes are long-term notes and are interest only notes, at 13.0%, and mature in August 2022, with the principal payment due at maturity. For the $700,000 loan, the monthly payment is approximately $7,500. For the $200,000 loan, the monthly payment is approximately $2,200. The Company prepaid four months interest to the lender totaling $38,970, which as of December 31, 2018 was fully expensed. The 1st and 2nd trust deeds are secured by the land as well as property owned by two officers of the company and three other related parties. Also, each party has personally guaranteed or pledged additional collateral. The notes include a debt discount as of September 30, 2019 of $36,000.

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

Notes payable also includes a settlement of administrative claims of $136,000 with no interest and another note of $102,569 to an unrelated party with 5% interest; the latter is past due. The remaining balance in Notes payable consists of a number of smaller loans totaling $16,533.

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

NOTE 12 – EQUITY

Authorized Common Shares

As of September 30, 2019, the Company has 1,000,000,000 shares of common stock.

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

During the nine months ended September 30, 2019, we issued 700,000 shares of common stock to outside investors for cash of $350,000, at $0.50 per share.

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

NOTE 17 – SUBSEQUENT EVENT

On December 23, 2019, additional funding in the above mentioned SPA in Note 9 was received in the amount of $250,000.

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

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Net revenues	$332,041	$130,880
Cost of goods sold	539,383	130,028
Gross Profit	(207,342)	852
Research and development		108,794
General and administrative expenses	959,360	123, 019
Income (loss) from operations	(1,166,702)	(230,961)
Total other income (expenses)	(2,399,332)	(87,210)
Net loss attributable to noncontrolling interest	(9,468)	-
Net income (loss)	$(3,575,502)	$(318,171)

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

Cost of goods sold for the nine months ended September 30, 2019 was $539,383 compared to $130,028 for the corresponding period in 2018, an increase of $409,355. The increase was primarily due to the increase in sales for 2019.

Our resulting gross profit for the nine months ended September 30, 2019 and 2018 was $(207,342) and $852, respectively. During this initial emerging business ramp and increase in period over period sales, we used pricing strategies to obtain market penetration. We expect this strategy to continue for the near future while achieving significantly improved gross margins during 2020.

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

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net revenues	$-	$127,100
Cost of goods sold	-	73,333
Gross Profit	-	53,767
General and administrative expense	756,800	35,629
Income (loss) from operations	(756,800)	18,318
Change in value of derivatives	(2,030,995)
Other income (expenses)	(128,594)	(11,085)
Provision for income taxes	-	-
Net (loss) income	$(2,916,316)	$7,053

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

Our resulting gross profit for the three months ended September 30, 2019 and 2018 were $0 and $53,767, respectively,

Our general and administrative expenses for the three months ended September 30, 2019 was $756,800 compared to $35,629 for the corresponding period in 2018. The increase in costs include $421,969 for legal, audit, accounting, and investor relations expenses, as well as $90,526 of plant facility and other related costs.

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

Our total current liabilities increased to $3,627,382 as of September 30, 2019 from $767,013 as of December 31, 2018. This increase is primarily due to the liabilities assumed with Share Exchange Agreement transaction.

During the nine months ended September 30, 2019, we used $(1,321,462) of net cash for operating activities, as compared cash provided by operations of $326,619 used during the nine months ended September 30, 2018. Net cash used in investing activities during the nine months ended September 30, 2019 was $206,486, as compared to $1,439,502 during the nine months ended September 30, 2018. Net cash provided by financing activities during the nine months ended September 30, 2019 was $1,929,412, as compared to $1,371,025 during the nine months ended September 30, 2018.

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

Going Concern Qualification

We have incurred significant losses from operations, and such losses are expected to continue. In their report on our financial statements, our auditors have expressed substantial doubt about our ability to continue as a going concern. In addition, we have limited working capital. The foregoing raises substantial doubt about our ability to continue as a going concern. Management’s plan includes, among other things, by issuance of debt and by seeking additional equity financing by selling our equity securities. We cannot guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available it will be on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” may make it substantially more difficult for us to raise capital.

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

/s/ Bradley J. Yourist	Dated: February 18, 2020
Bradley J. Yourist
Chief Executive Officer

/s/ K. J. Biehl	Dated: February 18, 2020
Kenneth J. Biehl
Chief Financial Officer

