Form 10-K
period 2019-12-31
Grapefruit USA, Inc
filed 2020-04-10
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

Commission file number 000-50099

GRAPEFRUIT USA, INC.

(Exact name of registrant as specified in its charter)

California	95-4451059
(State of Incorporation)	(I.R.S. Employer Identification No.)

10866 Wilshire Blvd. Suite 225, Los Angeles, CA 90024

(Address of principal executive offices) (Zip Code)

310-575-1175

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 28, 2019 was $5,662,360 based on the closing price of $0.0887 per share of common stock of Grapefruit USA, Inc. as quoted on the OTC Pink Marketplace on that date.

There were 494,750,057 shares outstanding of the registrant’s Common Stock as of April 10, 2020.

PART I

ITEM 1. BUSINESS

BUSINESS

Overview

Grapefruit USA, Inc (“we”, “our”, “us”, “GBI”, “Grapefruit”, or “the Company”) was formed as a California corporation on August 28, 2017 and began operating in September 2017.

On July 10, 2019, Grapefruit closed the Share Exchange after the completion of all conditions subsequent contemplated by the Share Exchange Agreement among the parties thereto ( “SEA”), by which Imaging3, Inc. (“IGNG”) was acquired in a reverse acquisition (the “Acquisition”) by the former shareholders of Grapefruit, the accounting acquirer. Under the terms of the SEA executed on May 31, 2019, IGNG became obligated to issue to Grapefruit’s existing shareholders that number of newly issued restricted IGNG common shares such that the former Grapefruit shareholders (now new IGNG shareholders) will own approximately 81% of the post-Acquisition IGNG common shares and the current IGNG shareholders will retain 19% of the post-Acquisition IGNG common shares. At the time of the execution of the SEA, IGNG had approximately 85,218,249 outstanding shares of common stock. Therefore, IGNG issued to Grapefruit’s shareholders 362,979,114 IGNG common shares to Grapefruit’s current shareholder on a pro rata basis with their then-current ownership of Grapefruit of which Bradley Yourist and Daniel J. Yourist own a combined 72.26%, or approximately 259,967,136 shares. Accordingly, the financial statements are prepared using the acquisition method of accounting with GBI as the accounting acquirer and IGNG treated as the legal acquirer and accounting acquiree. For accounting purposes, the reverse merger was treated as a recapitalization.

The Company has applied for and received our Distribution renewal licensure which allows us to operate through May 13, 2021. Our provisional Manufacturing license must be renewed prior to June 14, 2020. The California Department of Health, Manufactured Cannabis Division has advised us that we will receive our manufacturing license renewal application no earlier than sixty (60) days prior to our current license’s expiration date. Grapefruit anticipates no issues with its renewal application and expects to receive it prior to June 2020. Grapefruit has not yet applied for a license to cultivate and will not until construction has begun on our cultivation facility. We own two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park. The location within Coachillin’ allows the Company to apply for and hold every cannabis license available under the California Cannabis laws.

We intend on building out the real property into a distribution, manufacturing and high-tech cultivation facility to further its goal to become a seed to sale, fully vertically integrated Cannabis and CBD product Company. Grapefruit’s plans include an indoor 22,000 square foot multi-tiered canopy and adjoining tissue culture rooms.

We became members of the Indian Canyon and 18th Property Association on September 19, 2017 and have an ownership interest of 1.46% based upon the 77,156 gross parcel square foot of our property located in an approximately 5.3 million square foot facility. As of March 31, 2020, the common areas continue to be built throughout the entire canna-business park and are not complete.

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

On July 10, 2019, IGNG effectuated a Share Exchange pursuant to that certain Exchange Agreement. On the Closing Date, IGNG issued to the Stakeholders an aggregate of three hundred sixty-two million, two hundred, twenty-nine thousand, one hundred and one (362,979,114) newly issued shares of Common Stock of the Company, $0.0001 par value, in exchange for 100% of the shares of Grapefruit’s common stock. As a result, thereof, Grapefruit became a wholly owned subsidiary of IGNG.

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

Auctus Financing

On May 31, 2019, the Company executed the SPA with Auctus pursuant to the terms of which the Company agreed to sell $4,000,000 of the Notes and issue $6,200,000 of callable warrants (the “Warrants” and, together with the Notes, the “Securities”) to Auctus. Auctus is the Selling Security Holder. In addition, on May 31, 2019, we also entered into a registration rights agreement with Auctus (the “Registration Rights Agreement”) whereby we are obligated to file a registration statement to register the resale of the shares underlying the Securities. On July 25, 2019 (as amended on January 17, 2020), a registration statement was filed to comply with the Registration Rights Agreement . Pursuant to the SPA, Auctus became obligated to purchase the $4,000,000 of Notes from Grapefruit in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,422,750 on the day IGNG filed the registration statement, which was funded on August 16, 2019; the third tranche of $1 million will be funded the day the SEC declares the registration statement effective and the fourth tranche of $1 million will be funded 90 days after effectiveness. As of March 31, 2020, the first and second tranches of this financing were completed and along with advances on the third tranche of $530,000, the Company has received gross proceeds of $2,552,750.

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

Distribution

Grapefruit initially obtained its California wholesale recreational and medicinal cannabis distribution license on January 4, 2018. Thereafter, Grapefruit met all of its ongoing regulatory requirements and filed its application for an annual distribution license. In May 2019, Grapefruit was granted its provisional distribution license, thereby acquiring the regulatory foundation necessary to expand its distribution business. From July 2018 through the first quarter of 2020, Grapefruit used its distribution license to sell bulk cannabis flowers and trim to other distributors and to manufacturers to satisfy their own raw materials requirements. In addition, Grapefruit sold flowers, vape cartridges and concentrates to licensed retailers throughout California.

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

Grapefruit’s extraction lab produces high quality distillate or “Honey Oil” from trim that Grapefruit sources utilizing its distribution license as set forth above. THC Honey Oil is a fundamental cannabis commodity which serves as the active ingredient in products from infused edibles to tinctures/creams to the cartridges used in vapes or e-cigarettes. Honey Oil sells in the wholesale marketplace at approximately $6,250 to $8,800 per liter. Pricing is dependent on quantity purchased as well as other market factors such as the availability and cost of the underlying trim – the raw cannabis material from which Grapefruit produces oil. Grapefruit began extraction operations in May 2019. Plans to expand the lab’s production capacity were altered based on the demands of the marketplace. Additionally, the installation of lab equipment would have interfered with the production capacities of the lab. The Company decided to manufacture its own RSO (“Rick Simpson Oil”) infused product line as well as prepare the lab for the production run of its patchless patch topical cream. Grapefruit chose to set up its extraction laboratory in the City of Desert Hot Springs because the City does not tax the manufacture of oil by Grapefruit at its Desert Hot Springs extraction facility, thereby providing Grapefruit with an additional competitive advantage.

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

Rainbow Dreams

Grapefruit recently launched a new life-style brand designed specifically for the recreational cannabis marketplace called “Rainbow Dreams.” The Rainbow Dreams brand captures the “anything goes party vibe” of the 1970s by offering an array of cannabis products such as a line of vape cartridges with unique cannabis strains combined with all natural flavors for a no-burn experience compared to the traditional or earlier generation cartridges which burn at much higher temperatures and provide the user with a burning sensation when inhaling. Rainbow Dreams fills a niche in the marketplace – a top shelf quality product line that we expect to be competitively priced. The Company made a strategic decision to delay the THC and CBD of infused gummies and mints due to saturation of the marketplace for these types of products.

The Company has manufactured an infused product known as “RSO”, which is commonly known as Rick Simpson Oil and is used in the medicinal marketplace. The Company’s RSO product line is currently being marketed to cannabis retailers.

Patchless Patch

The Company is currently in the development stage of its Patchless Patch Topical Cream. The product is a patented full spectrum time-released THC and Cannabinoid delivery cream that provides users with a defined “time released” dose of THC and CBD. The Topical Cream which is an innovative THC and Cannabinoid delivery system that has solved the inherent difficulties of efficient skin absorption of THC and other cannabinoids. Grapefruit developed this innovative product as an efficient means to deliver THC to those who need it. However, this product is not intended for use to cure, mitigate, treat, or prevent disease and we are not claiming otherwise. We anticipate bringing our Topical Cream to the marketplace at the end of the second quarter of 2020.

Intellectual Property

The Company filed trademark and service mark applications with the State of California to protect its Company name as well as its Rainbow Dreams and Sugar Stoned cannabis product names. The Company received the following Registration Statements from the California Secretary of State:

1.	On August 20, 2019, the Secretary of State of the State of California issued the Company its Registration of Service Mark, Registration No. Y1GZNV6, for its corporate name, Grapefruit, thereby protecting its Service Mark and line of business from other competitors within the industry. The term of the Grapefruit Service Mark Registration extends to and includes August 19, 2024.

2.	On August 20, 2019, the Secretary of State of the State of California issued to Grapefruit its Registration of Trademark, Registration No. Y3EMZM6, for its Rainbow Dreams cannabis products name under “Cartridges sold filled with cannabis infused natural flavorings in liquid form for electronic cigarettes.” The term of the Rainbow Dreams Trademark Registration extends to and includes August 19, 2024.

3.	On August 21, 2019, the Secretary of State of the State of California issued to Grapefruit its Registration of Trademark, Verification No. Q6A98B3, for its Sugar Stoned cannabis product name under “Cannabis Infused Cookies and Candies.” The term of the Trademark Registration extends to and includes August 20, 2024.

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

The FDA has broad authority to enforce the provisions of the FDCA and their regulation of foods, dietary supplements and cosmetics may increase or become more restrictive in the future. Additional legislation could be passed which would impose substantial new regulatory requirements for dietary supplements, potentially raising our costs and hindering our business. We do not believe our current products are subject to the FDCA as our products are not intended to cure, mitigate, treat, or prevent disease.

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

Employees

As of December 31, 2019, we had 14 full-time employees. Grapefruit has 4 employees at its lab facilities. One of the lab employees is responsible for managing onsite operations at the Warehouse. Grapefruit has a total of 5 inside sales and branding employees as well as 2 employees for operational support. Finally, the Company has 3 outside salespeople located in Northern California. These salespeople are in charge of Grapefruit’s bulk flower and trim sales. Our employees are not represented by a labor union or other collective bargaining groups at this point in time, and we consider relations with our employees to be good. We currently plan to retain and utilize the services of outside consultants for additional research, testing, regulatory, legal compliance and other services on an as needed basis.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in lawsuits, investigations and claims that arise in the ordinary course of business. As of the date of this prospectus, we are not a party to any litigation whereby the outcome of such litigation, if determined adversely to us, would materially affect our financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTC Pink marketplace owned by OTC Markets Group Inc. under the symbol “GPFT.” Any over-the-counter market quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

As of April 10, 2020, there were approximately 614 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of April 10, 2020, there were 494,750,057 shares of our common stock outstanding on record. As of April 10, 2020, the Company has 1,000,000,000 shares of authorized common stock.

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

Stock Options

As of December 31, 2019, former employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $1.00.

Transactions in FY 2019	Quantity	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, December 31, 2018	250,000	$1.00	6.57
Granted
Exercised	-
Cancelled/Forfeited	-
Outstanding, December 31, 2019	250,000	$1.00	5.57
Exercisable, December 31, 2019	250,000	$1.00	5.57

The weighted average remaining contractual life of options outstanding issued under the Plan was 5.57 years at December 31, 2019.

Warrants

Following is a summary of warrants outstanding at December 31, 2019:

Number of Warrants	Exercise Price	Expiration Date
37,500	$0.10	April 2022
500,00	$0.10	August 2022
575,000	$0.10	April 2023
125,000	$0.10	May 2023
162,500	$0.10	August 2023
2,800,000	$0.40	May 2022
302,776	$0.10	January 2024
12,000,000	$0.10	March 2021
2,160,000	$0.10	June 2021
16,000,000	$0.125	May 2021
15,000,000	$0.15	May 2021
8,000,000	$0.25	May 2021
200,000	$0.10	October 2020

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

In addition to the Notes in connection with the SPA agreement, Grapefruit issued to the Investor a warrant to purchase 16,000,000 shares of its common stock at $0.125 per share, a warrant to purchase 15,000,000 shares at $0.15 per share and a warrant to purchase 8,000,000 shares at $0.25 per share (collectively, the “Warrants”). The Warrants are “cash only” and are callable if Grapefruit stock trades on the OTCQB at 200% or more of a given exercise price for 5 consecutive days.

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold by us in transactions that were exempt from the requirements of the Securities Act since January 1, 2019. Except where noted, all of the securities discussed in this Item 5 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On September 19, 2019, the Company issued 4,191,070 and 3,516,628 shares to Alpha Capital Anstalt and Brio Capital Master Fund, LTD, respectively, as outlined in Note 11. Commitments and Contingencies for the settlement of debt. On September 25, 2019 and October 1, 2019, the Company issued 9,432,671 and 515,171 shares, respectively, to Auctus Fund, LLC for the conversion of debt as outlined in Note 5. Convertible Notes Payable.

Between July 1, 2019 and August 16, 2019, in an isolated private transaction that did not involve a public offering, and in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, the Company issued to officers of the company and key consultants for services rendered at prices varying between $0.0067 per share and $0.05 per share an aggregate of 12,918,982 shares of the Company’s Common Stock for an aggregate consideration of $392,014.

On July 10, 2019, the Company, in connection with the closing of the Share Exchange, issued to Grapefruit’s shareholders approximately three hundred sixty-three million two hundred eighteen thousand two hundred forty nine (363,218,249) shares of the Company’s Common Stock to Grapefruit’s former shareholder on a pro rata basis. In addition, shortly after the closing, the Company issued approximately twenty-three million one hundred nine thousand seven hundred fourteen (23,109,714) restricted shares of the Company’s Common Stock to an advisor to Grapefruit in connection with the structuring of the transaction.

On June 25, 2019, in an isolated private transaction that did not involve a public offering, and in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, the Company issued to two accredited investors at a price of $0.101 per share an aggregate of 530,000 shares of the Company’s Common Stock for an aggregate consideration of $53,530.

Between May 8, 2019 and June 25, 2019, in an isolated private transaction that did not involve a public offering, and in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, the Company issued to five accredited investors at prices varying between $0.0067 per share and $0.101 per share an aggregate of 5,030,000 shares of the Company’s Common Stock for an aggregate consideration of $83,680.

On February 21, 2019, in an isolated private transaction that did not involve a public offering, and in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, the Company issued to two accredited investors at a price of $0.0067 per share an aggregate of 250,000 shares of the Company’s Common Stock for an aggregate consideration of $1,675.

Between March 29, 2019 and May 22, 2019, in an isolated private transaction that did not involve a public offering, and in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, the Company issued to seventeen accredited investors at a price of $0.05 per share an aggregate of 17,919,000 shares of the Company’s Common Stock for an aggregate consideration of $895,950.

Between February 21, 2019 and March 29, 2019, in an isolated private transaction that did not involve a public offering, and in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, the Company issued to six accredited investors at prices varying between $0.0067 per share and $0.20 per share an aggregate of 1,273,985 shares of the Company’s Common Stock for an aggregate consideration of $136,380.

Between January 29, 2019 and February 20, 2019, in an isolated private transaction that did not involve a public offering, and in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, the Company issued to two accredited investors at a price of $0.03 per share an aggregate of 17,919,000 shares of the Company’s Common Stock for an aggregate consideration of $537,570.

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

The carrying amount of our cash and cash equivalents approximates fair value because of the short-term nature of the instruments. The carrying amount of our notes payable at December 31, 2019, approximates their fair values based on comparable borrowing rates available to the company. The Company evaluated the fair market value of LVCA using Level 3 inputs. From that measurement, the Company recorded an impairment of LVCA.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2019 and 2018.

Inventory – Inventory is comprised of raw material, work in process and finished goods. The raw material ending balance as of December 31, 2019 and 2018 was zero. Work in process ending balance as of December 31, 2019 and 2018 was zero. The cost of finished goods is recorded at lower of cost or market. Finished goods ending balance as of December 31, 2019 and 2018 was $263,985 and zero, respectively.

As of December 31, 2018, we had not completed our manufacturing extraction lab and did not maintain any inventory balances.

We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of goods sold.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no significant impact on our income taxes for the year ended December 31, 2019 and 2018, respectively.

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

Accounts Receivable and Revenue – The accounts receivable balance was $0 as of December 31, 2019 and 2018. In 2019, 70% of net revenues generated were the result of transactions with one customer. In 2018, 75% of the net revenues generated with one customer.

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

Other Accounting Factors

The effects of inflation have not had a material impact on our operation, nor are they expected to in the immediate future.

Results of Operations for the Year Ended December 31, 2019 as compared to the Year Ended December 31, 2018.

The following sets forth selected items from our statements of operations for the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net revenues	$451,196	$181,502
Cost of goods sold	708,567	183,459
Gross loss	(257,371)	(1,957)
Research and development	2,400	108,794
General and administrative expenses	1,616,581	157,570
Income (loss) from operations	(1,876,352)	(268,321)
Total other income (expenses)	(2,723,213)	(98,185)
Provision for income taxes	-	-
Net income (loss)	(4,599,565)	(366,506)
Less: Net income attributable to noncontrolling interest	(9,468)	-
Net loss attributable to Grapefruit USA, Inc.	$(4,609,033)	$(366,506)

Revenue for the year ended December 31, 2019 was $451,196 compared to $181,502 for the corresponding period in 2018. The increase was primarily due to a full year of operations in 2019, while our initial operations did not commence until the second quarter of 2018. During 2019, our efforts to increase sales were inhibited by four factors: 1. After we initially made the decision to go forward with the Grapefruit/IGNG reverse acquisition and become a public company, we ceased our wholesale cannabis distribution activities to insure that the cash management protocols which we were utilizing at the time (commencing in March 2019) were fully compliant with applicable California regulations such that that the preparation of our merger efforts and the related audit would not be negatively affected by those wholesale cannabis distribution activities. From our inception to that time, these cannabis wholesale activities had been the major source of our revenues, but we chose to be conservative and temporarily shut them down while we examined the cash management protocols we utilized to operate our cannabis wholesale activities to assure they were in compliance with all applicable California laws and regulations and consequently suffer a short term drop in revenue during the third quarter of 2019 to insure full compliance and a successful audit; 2. Management’s focus shifted to completing the Grapefruit/IGNG acquisition which required much additional management time and expense; 3. A lack of working capital which was caused, in significant part, by the costs of transition to public company status and; 4. delay in connection with the full time operation of our Desert Hot Springs, CA ethanol extraction laboratory due to factors 2 and 3 above. Thankfully, after a review of our cash management protocols, it was determined that the cash management protocols that we utilized from inception through the end of March, 2019 were compliant and would not negatively affect our receipt of a clean audit opinion on our Company. The audit commenced in late August 2019, we completed the Grapefruit/IGNG reverse acquisition process, freeing up management to focus on our business operations and we completed the first two tranches of the Auctus investment. The combination of these factors allowed us to restart our wholesale cannabis distribution activities in early September 2019 and that business continues to be aggressively ramped up. Furthermore, for the same reasons, the ethanol extraction plant has been restarted and is producing THC crude oil on a daily basis.

Cost of goods sold for the year ended December 31, 2019 were $708,567 as compared to $183,459 for the corresponding period in 2018. Included in cost of goods sold for the years ended December 31, 2019 and 2018 are plant operation and other direct overhead expenses incurred to maintain our production facilities. In 2018, revenues were generated from distribution services, which required little overhead and fixed costs. In 2019, the Company began processing product and incurred additional fixed costs for running, maintaining and financing the warehouse and extraction facility. We expect that during 2020, sales will increase to more than offset those fixed costs.

Our resulting gross loss for the year ended December 31, 2019 and 2018 were $257,371 and $1,957, respectively,

Our general and administrative expenses for the year ended December 31, 2019 was $1,618,981 compared to $157,570 for the corresponding period in 2018. The increase in costs include $975,361 for legal, audit, accounting, and other related expenses to the reverse merger.

Our resulting net loss from operations for the year ended December 31, 2019 and 2018 were $1,876,352 and $268,321, respectively.

The Company acquired derivative liabilities with the Share Exchange on July 10, 2019. During the year ended December 31, 2019, we recorded a change in the value of derivatives of $(1,626,634). There were no derivatives held by the Company during the year ended December 31, 2018; hence, there was $0 of related expense during that period.

Liquidity and Capital Resources

Our cash position increased to $266,607 as of December 31, 2019 from $65,922 as of December 31, 2018. The increase in cash was primarily due to the issuance of debt in connection with the consummation of our Share Exchange Agreement offset by operating activities and the cost of the reverse merger. Our total current assets increased to $543,051 as of December 31, 2019, from $69,745 as of December 31, 2018.

Our total current liabilities increased to $5,115,438 as of December 31, 2019 from $793,986 as of December 31, 2018. This increase is primarily due to the liabilities assumed with Share Exchange Agreement transaction.

During the year ended December 31, 2019, we used $1,086,749 of net cash for operating activities, as compared cash used by operations of $78,600 used during the year ended December 31, 2018. Net cash used in investing activities during the year ended December 31, 2019 was $481,515, as compared to $1,765,471 during the year ended December 31, 2018. Net cash provided by financing activities during the year ended December 31, 2019 was $1,768,949, as compared to $1,695,152 during the year ended December 31, 2018.

We expect our working capital requirements in the next year to be met primarily by the proceeds of issuance of debt, convertible instruments and other securities to our existing creditor, shareholders, and other investors, as well as from cash flow from operations. We expect to need additional working capital from outside sources to cover our anticipated operating expenses. There is no assurance that the Company will be able to raise sufficient additional capital or financing to continue in business or to effectively execute its business plan.

Going Concern Qualification

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2019, we incurred a net loss of $4,609,033, had a working capital deficit of $4,572,387 and had an accumulated deficit of $7,264,498 at December 31, 2019. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is substantial doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

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

On July 10, 2019, Grapefruit USA, Inc. and Imaging3, Inc. (“IGNG”) closed a Share Exchange after the completion of all conditions subsequent contemplated by the Share Exchange Agreement among the parties thereto (the “SEA”), by which IGNG was acquired in a reverse acquisition (the “Acquisition”) by the former shareholders of Grapefruit Boulevard Investments, Inc (“Grapefruit). Under the terms of the SEA executed on May 31, 2019 IGNG became obligated to issue to Grapefruit’s existing shareholders that number of newly issued restricted IGNG common shares such that the former Grapefruit shareholders (now new IGNG shareholders) own approximately 81% of the post-Acquisition IGNG common shares and the current IGNG shareholders retain approximately 19% of the post-Acquisition IGNG common shares.

In connection with and dependent upon the successful consummation of the above transaction, on May 31, 2019, the Company executed a Securities Purchase Agreement (the “SPA”), with Auctus Fund, LLC of Boston MA (the “Investor”) pursuant to the terms of which the Company agreed to sell $4,000,000 of Convertible Notes (the “Notes”) and issue $6,200,000 of callable warrants (“the Warrants”) to the Investor. Pursuant to the SPA, Auctus became obligated to purchase the $4,000,000 of Notes from Grapefruit in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,422,750 on the day IGNG filed the registration statement, which was funded on August 16, 2019; the third tranche of $1 million will be funded the day the SEC declares the registration statement effective and the fourth tranche of $1 million will be funded 90 days after effectiveness. As of March 31, 2020, the first and second tranches of this financing were completed and along with advances on the third tranche of $530,000, the Company has received gross proceeds of $2,552,750.

Off-Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPEFRUIT USA, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Grapefruit USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Grapefruit USA, Inc. and its subsidiary (“the Company”) as of December 31, 2019 and December 31, 2018 and the related statements of operations, stockholders’ deficit, cash flow and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the year ended December 31, 2019 and December 31, 2018. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The firm has served this client since January 2020.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

April 10, 2020

GRAPEFRUIT USA, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND DECEMBER 31, 2018

	December 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash	$266,607	65,922
Accounts receivable	-	-
Inventory	263,985	-
Other	12,459	3,823
Total current assets	543,051	69,745
NON-CURRENT ASSETS:
Property, plant and equipment, net	1,809,326	1,675,260
Operating right of use - assets	219,961	-
Investment in hemp	169,950	-
Intangible asset	-	177,585

TOTAL ASSETS	$2,742,288	1,922,590

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Notes payable	$351,569	315,943
Accrued loan interest	398,720	162,500
Related party payable	281,626	281,626
Legal settlements - current portion	159,543	-
Subscription payable	891,738	-
Derivative payable	1,433,597	-
Capital lease - current portion	55,565	26,973
Operating right of use - liability - current portion	98,031	-
Convertible notes - current portion	371,173	-
Accounts payable and accrued expenses	1,073,876	6,944
Total current liabilities	5,115,438	793,986

Legal settlements - long-term	50,659	-
Capital lease	106,005	63,084
Operating right of use - liability	123,210	-
Long-term notes payable, net	866,700	855,900
Long-term convertible notes, net of discount	914,303	-
Total long-term liabilities	2,060,877	918,984

TOTAL LIABILITIES	7,176,315	1,712,970

STOCKHOLDERS’ (DEFICIT) EQUITY

Stock compensation for non-employee	(244,167)	-
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 486,320,329 and 362,979,119 shares issued and outstanding as of December 31, 2019 and 2018)	48,632	36,298
Preferred stock ($0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018)	-	-
Additional paid in capital	3,026,006	2,813,702
Accumulated deficit	(7,264,498)	(2,655,465)
Total stockholders’ (deficit) equity	(4,434,027)	194,535
Noncontrolling interest	-	15,085
Total (Deficit) Equity	(4,434,027)	209,620
Total liabilities and stockholders’ (deficit) equity	$2,742,288	1,922,590

The accompanying notes are an integral part of these consolidated audited financial statements.

GRAPEFRUIT USA, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

	Twelve months ended	Twelve months ended
	December 31, 2019	December 31, 2018
Revenues
Bulk trim sales	$429,355	$-
Distribution services	8,041	139,122
Retail sales	800	38,600
Other	13,000	3,780
Total revenues	451,196	181,502
Cost of goods sold	708,567	183,459
Gross loss	(257,371)	(1,957)
Operating expenses:
Research and development	2,400	108,794
General and administrative	1,616,581	157,570
Other costs	-	-
Total operating expenses	1,618,981	266,364

Loss from operations	(1,876,352)	(268,321)
Other income (expense):
Interest expense	(571,047)	(98,185)
Change in value of derivative instruments	(1,626,634)	-
Gain (loss) on extinguishment of debt	(355,700)	-
Impairment charge - LVCA	(169,832)	-
Other income (expense)	-	-
Total other income (expense)	(2,723,213)	(98,185)

Loss before income taxes	(4,599,565)	(366,506)

Tax provision	-	-

Net loss	(4,599,565)	(366,506)

Less: Net income attributable to noncontrolling interests	(9,468)	-

Net loss attributable to Grapefruit USA, Inc.	$(4,609,033)	(366,506)

Net loss per share - Basic and Diluted	$(0.03)	$(0.04)
Weighted average common stock outstanding - Basic and Diluted	140,042,737	10,058,462

The accompanying notes are an integral part of these consolidated audited financial statements.

GRAPEFRUIT USA, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

	Twelve months ended	Twelve months ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,609,033)	$(366,506)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	63,979	24,711
Fixed asset deposit forfeiture	97,000	-
Change in value of derivative	1,626,634	-
Loss on investment in LVCA	169,832	-
Non-cash interest	289,009	10,800
Loss on extinguishment of debt	355,700
Stock-based compensation for services	138,333	-
Changes in operation assets and liabilities:	-	-
Accounts Receivables	-	-
Inventory	(263,985)	-
Deposit on equipment		(97,000)
Other	(8,636)	6,177
Legal settlement	(69,370)
Accounts payable and accrued expenses	953,511	125,575
Accrued loan interest expense	170,277	217,643
Net cash (used for)/provided by used for operating activities	(1,086,749)	(78,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land and equipment	(293,765)	(1,602,971)
Investment in joint venture	(169,950)
Acquisition of LVCA	(17,800)	(162,500)
Net cash used for investing activities	(481,515)	(1,765,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of capital lease liability	(40,120)	(28,574)
Proceeds from convertible notes, net	1,472,500
Proceeds from notes	101,569	1,373,726
Proceeds from issuance of stock	235,000	350,000
Net cash proceeds from financing activities	1,768,949	1,695,152

NET INCREASE (DECREASE) IN CASH	200,685	(148,919)

CASH, BEGINNING BALANCE	65,922	214,841

CASH, ENDING BALANCE	$266,607	$65,922

SUPLEMENTAL DISCLOSURE ON NON-CASH FINANCING ACTIVITY
Cash paid for interest expense	146,503	61,411
Notes and accrued interest converted to common stock	429,843	-
Compensation paid through issuance of common stock	137,883	-
Capitalization of interest for land improvements	150,827	91,967
Reclassification of derivative liabilities to APIC	1,890,461	-

The accompanying notes are an integral part of these consolidated audited financial statements.

GRAPEFRUIT USA, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

	Equity (Deficit) Attributable to Grapefruit USA, Inc.
					Total
	Common Stock		Additional		Stockholders’	Non-	Total
	Number of		Paid	Accumulated	Equity	controlling	Equity
	Shares	Amount	in Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance as of December 31, 2017	362,979,119	$36,298	$2,463,702	$(2,288,959)	$211,041	$-	$211,041

Capital contribution	-	-	350,000	-	350,000	-	350,000

Noncontrolling interest LVCA	-	-	-	-	-	15,085	15,085

Net loss	-	-	-	(366,506)	(366,506)	-	(366,506)

Balance as of December 31, 2018	362,979,119	36,298	2,813,702	(2,655,465)	194,535	15,085	209,620

Reorganization due to reverse merger	97,393,688	9,739	(4,442,134)	-	(4,432,395)	-	(4,432,395)

Capital contribution	-	-	235,000	-	235,000	-	235,000

Shares from the conversion of notes	9,947,842	995	429,837	-	430,832	-	430,832

Shares issued for services	5,500,000	550	206,950	-	207,500	-	207,500

Shares issued for settlement	10,499,680	1,050	1,648,023	-	1,649,073	-	1,649,073

Reclassification of derivative liability associated with debt conversion	-	-	1,890,461	-	1,890,461	-	1,890,461

Noncontrolling interest LVCA	-	-	-	-	-	(15,085)	(15,085)

Net loss	-	-	-	(4,609,033)	(4,609,033)	-	(4,609,033)

Balance as of December 31, 2019	486,320,329	$48,632	$2,781,839	$(7,264,498)	$(4,434,027)	$-	$(4,434,027)

The accompanying notes are an integral part of these consolidated audited financial statements.

GRAPEFRUIT USA, INC.

Notes to Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Grapefruit USA, Inc (“we”, “our”, “us”, “GBI”, “Grapefruit”, or “the Company”) was formed as a California corporation on August 28, 2017 and began operating in September 2017.

On July 10, 2019, Grapefruit closed the Share Exchange after the completion of all conditions subsequent contemplated by the Share Exchange Agreement among the parties thereto ( “SEA”), by which Imaging3, Inc. (“IGNG”) was acquired in a reverse acquisition (the “Acquisition”) by the former shareholders of Grapefruit, the accounting acquirer. Under the terms of the SEA executed on May 31, 2019, IGNG became obligated to issue to Grapefruit’s existing shareholders that number of newly issued restricted IGNG common shares such that the former Grapefruit shareholders (now new IGNG shareholders) will own approximately 81% of the post-Acquisition IGNG common shares and the current IGNG shareholders will retain 19% of the post-Acquisition IGNG common shares. At the time of the execution of the SEA, IGNG had approximately 85,218,249 outstanding shares of common stock. Therefore, IGNG issued to Grapefruit’s shareholders 362,979,114 IGNG common shares to Grapefruit’s current shareholder on a pro rata basis with their then-current ownership of Grapefruit of which Bradley Yourist and Daniel J. Yourist own a combined 72.26%, or approximately 259,967,136 shares. Accordingly, the financial statements are prepared using the acquisition method of accounting with GBI as the accounting acquirer and IGNG treated as the legal acquirer and accounting acquiree. For accounting purposes, the reverse merger was treated as a recapitalization.

The Company has applied for and received our Distribution renewal licensure which allows us to operate through May 13, 2021. Our provisional Manufacturing license must be renewed prior to June 14, 2020. The California Department of Health, Manufactured Cannabis Division has advised us that we will receive our manufacturing license renewal application no earlier than sixty (60) days prior to our current license’s expiration date. Grapefruit anticipates no issues with its renewal application and expects to receive it prior to June 2020. Grapefruit has not yet applied for a license to cultivate and will not until construction has begun on our cultivation facility. We own two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park. The location within Coachillin’ allows the Company to apply for and hold every cannabis license available under the California Cannabis laws.

We intend on building out the real property into a distribution, manufacturing and high-tech cultivation facility to further its goal to become a seed to sale, fully vertically integrated Cannabis and CBD product Company. Grapefruit’s plans include an indoor 22,000 square foot multi-tiered canopy and adjoining tissue culture rooms.

We became members of the Indian Canyon and 18th Property Association on September 19, 2017 and have an ownership interest of 1.46% based upon the 77,156 gross parcel square foot of our property located in an approximately 5.3 million square foot facility. As of March 31, 2020, the common areas continue to be built throughout the entire canna-business park and are not complete.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The audited financial statements as of December 31, 2019 and December 31, 2018, and for the year ended December 31, 2019 and December 31, 2018, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended December 31, 2018.

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

Inventory – Inventory is comprised of raw material, work in process and finished goods. The raw material ending balance as of December 31, 2019 and 2018 was zero. Work in process ending balance as of December 31, 2019 and 2018 was zero. The cost of finished goods is recorded at lower of cost or market. Finished goods ending balance as of December 31, 2019 and 2018 was $263,985 and zero, respectively.

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

Cost of Goods Sold – Our cost of goods sold includes the costs directly attributable to revenue recognized and includes expenses related to the production, packaging and labeling of cannabis products; personnel-related costs, fees for third-party services, such as testing and transportation costs related to our distribution services.

Basic and Diluted Net Income Per Share – Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share assumes that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. During 2018, potentially dilutive securities were excluded from the computation of weighted average shares outstanding-diluted because their effect was anti-dilutive.

	December 31, 2019	December 31, 2018
Numerator:
Net income attributable to common shareholders	$(4,609,033)	(366,506)
Denominator:
Weighted-average number of common shares outstanding during the period	140,042,737	10,058,462
Dilutive effect of stock options, warrants, and convertible promissory notes	-	-
Common stock and common stock equivalents used for diluted earnings per share	$140,042,737	$10,058,462

Derivative Financial Instruments - The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund its business needs, including convertible notes and warrants and other instruments not indexed to our stock. The Company is required to record its derivative instruments at their fair value. Changes in the fair value of derivatives are recognized in earnings in accordance with ASC 815. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with warrants to purchase common stock and convertible notes.

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

The carrying amount of our cash and cash equivalents approximates fair value because of the short-term nature of the instruments. The carrying amount of our notes payable at December 31, 2019, approximates their fair values based on comparable borrowing rates available to the company. The Company evaluated the fair market value of LVCA using Level 3 inputs. From that measurement, the Company recorded an impairment of LVCA.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the year ended December 31, 2019. No derivatives pre acquisition.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities 2019	$-	$-	$1,433,597	$1,433,597
Derivative Liabilities 2018 (pre acquisition)	$-	$-	$-	$-

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no significant impact on our income taxes for the year ended December 31, 2019 and 2018, respectively.

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

Accounts Receivable and Revenue – The accounts receivable balance was $0 as of December 31, 2019 and 2018. In 2019, 70% of net revenues generated were the result of two transactions with one customer in the first quarter. In 2018, 75% of the net revenues generated with once customer in the last two quarters.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date (ASU 2015-14), which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In 2016, the FASB issued additional guidance to clarify the implementation guidance (ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients). ASU 2015-14 became effective for the Company in the first quarter of 2018 and had no impact on the financial statements.

3. INCOME TAXES

The Company has generated losses before income tax of approximately $4,609,000 and $367,000 as of December 31, 2019 and 2018, respectively. The company recognized a deferred tax asset of approximately $442,500 and $50,500 for the related NOL carryforward as of December 31, 2019 and 2018, respectively. The Company operates in the cannabis industry, which incurs regulatory taxes in addition to comparable taxes of other industries.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act was enacted, which contains significant changes to U.S. tax law and was leveraged in our tax provision process.

The Company’s effective income tax differs from the statutory federal income tax as follows:

	2019	2018
Net loss	$4,609,000	$367,000

Expected federal tax expense	(967,900)	(77,000)
Increase (decrease) in income tax resulting from:
Permanent differences	852,400	76,600
State and local income taxes, net of Federal benefit	(321,900)	(25,600)
Change in valuation allowance	437,400	26,000
Current year tax provision	$-	$-

In 2019, the net operating loss led to a deferred tax asset of approximately $442,500 and includes a deferred tax asset of $58,000 related to the impairment loss of LVCA and a deferred tax liability of $59,800 related to property and equipment. There are no deferred tax assets or a deferred tax liability of $54,500 related to property and equipment for 2018. On December 31, 2019 and 2018, based on the guidance in ASC 740-10-45-10A, we provided an allowance of $437,400 and $26,000, respectively, related to these tax benefits given the uncertainty of utilizing the asset.

4. NOTES PAYABLE

In January 2018, in connection with our purchase of two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park, the Company issued a first and second trust deed note in the amounts of $700,000 and $200,000, respectively. The first and second trust deed notes are interest only notes and bear interest at 13.0% and mature in August 2022, with the principal payment due at maturity. For the $700,000 loan, the monthly payment is approximately $7,500. For the $200,000 loan, the monthly payment is approximately $2,200. The Company prepaid four months interest to the lender totaling $38,970, which as of December 31, 2018 was fully expensed. The 1st and 2nd trust deeds are secured by the land as well as property owned by two officers of the company and three other related parties. Also, each party has personally guaranteed or pledged additional collateral.

In April 2018, the Company issued a note due 60 days after funding with a principal amount of $250,000 and interest totaling $125,000. As of September 30, 2019, the note has not been repaid and was amended to add an interest rate of 10% of the total balance due, which is included in our current liabilities. The note is past due. Two officers of the Company have personally guaranteed the loan.

In September 2019, the Company issued another note of $102,569 to an unrelated party with 5% interest, which is past due.

5. CONVERTIBLE NOTES PAYABLE

During 2019, debt and accrued interest in the amount of $429,843 were converted to 9,947,843 shares of common stock. As a result of these conversions, the Company recognized approximately $77 as a gain on extinguishment of debt.

Amortization of note discounts, which is included in interest expense, amounted to $0 during the year ended December 31, 2018 and $278,209 for the year ended December 31, 2019.

Grapefruit acquired convertible notes in its acquisition of Imaging3, Inc. on July 10, 2019. (See Note 15.) On May 31, 2019, the Company executed a Securities Purchase Agreement (the “SPA”), with Auctus Fund, LLC of Boston MA (the “Investor”) pursuant to the terms of which the Company will sell $4,000,000 of Convertible Notes (the “Notes”) and issue $6,200,000 of callable warrants (“the Warrants”) to the Investor. Pursuant to the SPA, Auctus will purchase the $4,000,000 of Notes from the Company in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,422,750 on the day IGNG filed the registration statement, which was funded on August 16, 2019; the third tranche of $1 million will be funded the day the SEC declares the registration statement effective and the fourth tranche of $1 million will be funded 90 days after effectiveness. As of March 31, 2020, the first and second tranches of this financing were completed and along with advances on the third tranche of $530,000, the Company has received gross proceeds of $2,552,750. The Notes have a two-year term and will bear interest at 10%. The notes are redeemable at any time between the date of issuance and maturity at 150% of face value. The Notes will be convertible into shares of IGNG common stock at 95% of the mathematical average of the five lowest trading prices for IGNG common stock on the OTCQB for the period from the Closing to the maturity date of the Note being converted less $0.01 for conversions at less than $0.15 and less $0.02 for conversions at more than $0.15.

In addition, the Company has thirteen other convertible notes comprising $314,000 outstanding and they are currently in default. The interest on these notes vary from 5-10%

6. NOTES PAYABLE, RELATED PARTY PAYABLES, AND OPERATING LEASE – RELATED PARTY

Notes payable to officers and directors as of December 31, 2019 and related party payables to officers and directors as of December 31, 2018 are due on demand and consisted of the following:

	Related Party Notes Payable December 31, 2019	Related Party Payables December 31, 2018
Payable to an officer and director	$115,249	$115,249
Payable to an individual affiliate of an officer and director	40,000	40,000
Payable to a company affiliate to an officer and director	126,377	126,377
	$281,626	$281,626

Related party payables of $281,626 as of December 31, 2019 were converted to notes payables on May 1, 2019 and bear interest at 10%.

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

7. GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2019, we incurred a net loss of $4,609,033, had a working capital deficit of $4,572,387 and had an accumulated deficit of $7,264,498 at December 31, 2019. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is substantial doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

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

On July 10, 2019, Grapefruit USA, Inc. and Imaging3, Inc. (“IGNG”) closed a Share Exchange after the completion of all conditions subsequent contemplated by the Share Exchange Agreement among the parties thereto (the “SEA”), by which IGNG was acquired in a reverse acquisition (the “Acquisition”) by the former shareholders of Grapefruit Boulevard Investments, Inc (“Grapefruit). Under the terms of the SEA executed on May 31, 2019 IGNG became obligated to issue to Grapefruit’s existing shareholders that number of newly issued restricted IGNG common shares such that the former Grapefruit shareholders (now new IGNG shareholders) own approximately 81% of the post-Acquisition IGNG common shares and the current IGNG shareholders retain approximately 19% of the post-Acquisition IGNG common shares.

In connection with and dependent upon the successful consummation of the above transaction, on May 31, 2019, the Company executed a Securities Purchase Agreement (the “SPA”), with Auctus Fund, LLC of Boston MA (the “Investor”) pursuant to the terms of which IGNG agreed to sell $4,000,000 of Convertible Notes (the “Notes”) and issue $6,200,000 of callable warrants (“the Warrants”) to the Investor. Pursuant to the SPA, Auctus became obligated to purchase the $4,000,000 of Notes from IGNG in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,422,750 on the day IGNG filed the registration statement, which was funded on August 16, 2019; the third tranche of $1 million will be funded the day the SEC declares the registration statement effective and the fourth tranche of $1 million will be funded 90 days after effectiveness. As of March 31, 2020, the first and second tranches of this financing were completed and along with advances on the third tranche of $530,000, the Company has received gross proceeds of $2,552,750.

8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2019, and 2018, there are no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock.

During the year ended December 31, 2019 the Company issued a total of 470,000 shares of common stock for cash in the amount of $235,000; 4,500,000 shares were issued for services rendered valued at $382,500 of which $127,500 has been expensed; and 9,947,842 shares were issued related to conversion of notes payable. As a result of the acquisition, 460,702,487 shares were issued to Grapefruit shareholders and other parties involved with the acquisition.

During the year ended December 31, 2018, the Company issued 700,000 shares were issued for cash proceeds of $350,000.

As of December 31, 2019, there were approximately 613 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of December 31, 2019, there were 486,320,329 shares of our common stock outstanding on record.

Stock Compensation for Non-employee

In August 2019, the Company issued 4,500,000 shares of common stock to a cannabis specialist to sit on an advisory board. The value of the shares totaled $382,500 and is to be expensed over a twelve-month period. As of December 31, 2019, $138,333 has been expensed and $244,167 has not been expense.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 1,811,401 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of December 31, 2019, employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $1.00.

Transactions in FY 2019	Quantity	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, December 31, 2018	250,000	$1.00	6.57
Granted
Exercised	-
Cancelled/Forfeited	-
Outstanding, December 31, 2019	250,000	$1.00	5.57
Exercisable, December 31, 2019	250,000	$1.00	5.57

The weighted average remaining contractual life of options outstanding issued under the Plan was 5.57 years at December 31, 2019.

9. WARRANTS

Following is a summary of warrants outstanding at December 31, 2019:

Number of Warrants	Exercise Price	Expiration Date
37,500	$0.10	April 2022
500,00	$0.10	August 2022
575,000	$0.10	April 2023
125,000	$0.10	May 2023
162,500	$0.10	August 2023
2,800,000	$0.40	May 2022
302,776	$0.10	January 2024
12,000,000	$0.10	March 2021
2,160,000	$0.10	June 2021
16,000,000	$0.125	May 2021
15,000,000	$0.15	May 2021
8,000,000	$0.25	May 2021
200,000	$0.10	October 2020

As a result of the reverse merger, Grapefruit acquired warrants to issue common stock upon exercise on July 10, 2019. Also as part of the SEA, the Company issued 16,000,000 warrants to purchase 16,000,000 shares of the Company’s common stock at an exercise price of $0.125 per share, 15,000,000 warrants to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share, 8,000,000 warrants to purchase 8,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share for a period of two year from the date of issuance.

10. DERIVATIVE LIABILITIES

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

The following table summarizes activity in the Company’s derivative liability during the nine-month period ended December 31, 2019:

12-31-18 Balance(pre-acquisition)	$-
Creation/acquisition	1,697,424
Reclassification of equity	(1,890,461)
Change in Value	1,626,634
12-31-2019 Balance	$1,433,597

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

11. COMMITMENTS AND CONTINGENCIES

Alpha Capital Anstalt and Brio Capital Master Fund, LTD

On September 13, 2017, Alpha Capital Anstalt and Brio Capital Master Fund, LTD, two minority members of a group of investors in the Company (the “Plaintiff”) filed a lawsuit seeking damages and injunctive relief in the United States District Court for the Southern District of New York claiming that the Company breached certain Note and Warrant agreements among the parties to the action. The holders of the majority of the investment involved in the above lawsuit chose not to join in the lawsuit and have informed the Company that they believe the lawsuit to be baseless. On November 21, 2017, the Court denied the Plaintiff’s request for injunctive relief against the Company. As a result, the case essentially became an action for money damages against the Company, which the Company believed to be without merit and defended vigorously. However, on July 27, 2018 United States District Court for the Southern District of New York granted the plaintiffs motion for summary judgement, awarding them approximately $1.4 million dollars. On April 15, 2019 the Company executed a settlement agreement (the “Settlement Agreement”) with the defendants to settle the matter by agreeing to pay the defendants an aggregate of $200,000 and issuing them an aggregate of 7,705,698 of the Company’s common shares (subject to certain possible adjustments to the amount of shares to be issued to the Defendants by the Company). The Company paid this $200,000 to the defendants and issued the 7,705,698 shares to the defendants in the fourth quarter of 2019. Subsequently, the defendant’s claimed the aforementioned share adjustment had been triggered and made a demand that the Company issue additional shares pursuant to the terms of the Settlement. In March 2020, the Company agreed to issue an additional aggregate of 2,822,654 shares the Company’s stock to these defendants in final settlement of the dispute. This share issuance is currently awaiting court approval.

Administrative Claim of Greenberg Glusker Fields Claman & Machtinger LLP

The Company came to a settlement agreement with Greenberg Glusker Fields Claman & Machtinger LLP (“Greenberg”). Three $68,000 payments are to be made in relation to the timing of the three latter tranches mentioned in “Auctus Financing” or before November 30, 2019. As of now, $93,000 has been paid; late penalties are currently being assessed. In addition, 7,628,567 shares are to be issued as part of the settlement agreement—shares are accounted for in Subscription payable.

Galileo Surgery Center LP/Cypress Ambulatory Surgery Center LP vs Imaging3, Inc. Settlement

The Company came to a settlement with Galileo Surgery Center LP/Cypress Ambulatory Surgery Center LP (“Galileo”) for $75,572 with an interest rate of 10%. Payments of $2,000 per month were to begin August 2019 and continue until paid in full. The company is currently behind on payments.

12. INVESTMENTS

Acquisition of Lake Victoria Mining Company

In December 2018, we purchased a public shell company, Lake Victoria Mining Company. (“LVCA”), for $150,000 cash and $30,300, which included a noncontrolling interest of $15,085 for a total investment amount of $195,385, through which we originally intended to effectuate becoming a public company through a reverse merger transaction. We accounted for the purchase as an asset acquisition whereby the total investment amount was recorded as an intangible asset. In early 2019 however, we determined that LVCA was not a suitable entity through which we could accomplish our objective. Accordingly, we recorded a permanent impairment charge related to the intangible asset in the amount of $195,385, leaving a net realizable value of $0 as of December 31, 2019.

In July 2019, we sold our investment in LVCA to an entity owned by the CEO and COO of the Company for $1,000 and the assumption of $24,553 of liabilities resulting in a net gain of $25,553.

Investment in Hemp

In September 2019, the Company invested in hemp product that was purchased and stored by a third party. The Company expects to see the product by the third quarter of 2020.

13. SUBSEQUENT EVENTS

On January 3, 2020, the Company issued 7,213,923 shares of common stock to Greenberg Glusker as part of the administrative claim settlement (Note 11).

March 2020, the company issued 300,000 shares valued at $13,380 to third parties for services rendered.

On March 11, 2020, additional funding in the above-mentioned SPA in “Auctus Financing” was received in the amount of $280,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses identified below.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated (2013Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

1. As of December 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

2. As of December 31, 2019, we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of our public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of December 31, 2019:

Name	Age	Position
John Hollister	58	Chief Executive Officer (through June 3, 2019), Director
Bradley J Yourist	50	Chief Executive Officer and Director
Daniel J Yourist	52	Chief Operating Officer, Corporate Secretary, and Director
Kenneth J. Biehl	64	Executive Vice President & Chief Financial Officer

Bradley J Yourist - In July 2019, Mr. Yourist was appointed the Chief Executive Officer and Chairman of the Board of Imaging3, Inc., a Delaware corporation (“IGNG”).

In August 2017, Mr. Bradley J. Yourist was appointed the Chief Executive Officer and Chairman of the Board of Grapefruit Boulevard Investment, Inc.

From June 2007 to the present, Mr. Yourist has been a partner in Yourist Law Corporation which is based in Los Angeles, California.

Mr. Yourist possesses a combined twenty-five years of senior management experience from running his own law firm to Grapefruit’s Cannabis Distribution and Manufacturing Divisions. He has gained significant hands-on experience in the daily operations of Grapefruit’s licensed cannabis business and he fully understands the California wholesale cannabis market and its current market trends.

Moreover, Mr. Yourist was instrumental in launching Grapefruit’s edible division and has set-up strategic relationships to work with other California licensed companies to produce high quality cannabis infused edibles for the retail market. He and his team are also responsible for planning, licensing and permitting Grapefruit’s ‘Type 6’ ethanol cannabis extraction laboratory located in the City of Desert Hot Springs. Since 2007, Mr. Yourist advised Prop. 215 ‘compliant’ medical cannabis cultivation operations and learned first-hand of the potential medical benefits of cannabis use for both cancer and terminally ill patients.

In December 1995, Mr. Yourist became a member of the State Bar of California and has remained in good standing ever since. He also has several published appellate opinions to his credit. Mr. Yourist also holds a California Real Estate Broker’s License from 1995 to present date.

In June 1995, Mr. Yourist graduated law school with honors as a member of the law review at the University of La Verne School of Law and in 1992, he earned his BA in Political Science from California State University of Northridge.

Daniel J Yourist has been a Director and the Chief Operating Officer of Grapefruit Boulevard Investments, Inc. since the company was formed in August 2017. Mr. Yourist is a licensing expert in the cannabis space. He has extensive compliance and operational experience in all facets of managing a California Cannabis business – from sourcing, purchasing and selling compliant cannabis goods to retailers, manufacturers and distributors to ensuring compliance with all State and Local Cannabis Laws and Regulations. Mr. Yourist is seasoned, precise and brings clarity to the regulatory atmosphere at Grapefruit as well as his comprehensive working knowledge of the operational aspects of distribution and manufacturing. Mr. Yourist was admitted to the State Bar of California in December 1995. He has worked for Yourist Law Corporation as Partner/Shareholder continuously since 2003. He has extensive litigation experience in business and regulatory disputes, employment law/class action litigation, as well as appellate experience in both the State and Federal arenas. Mr. Yourist has held a California Real Estate Broker license since 2000.

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

AUDIT COMMITTEE

Report of the Audit Committee

The members of our Audit Committee are Bradley J. Yourist, Chair and Daniel J. Yourist. Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2019 with senior management. The audit committee has reviewed and discussed with management our audited financial statements. The audit committee has also discussed with L&L CPAs, PA (“L&L”), our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 16 (Communication with Audit Committees) and received the written disclosures and the letter from L&L required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The audit committee has discussed with L&L the independence of L&L as our auditors. Based on the foregoing, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for filing with the United States Securities and Exchange Commission. Our audit committee did not submit a formal report regarding its findings.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Our current officers and directors have not yet filed their Form 3s with the SEC.

Legal Proceedings

During the past ten years, none of our current directors or executive officers has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

●	subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors, officers or affiliates, or any beneficial owner of 5% or more of our common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

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

The Elements of Grapefruit’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raise’s include subjective factors related to corporate and individual performance. For the year ended December 31, 2019, all executive officer base salary decisions were approved by the board of directors.

Incentive Compensation Awards

The Named Executives have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Imaging3: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price. The board has not adopted specific performance goals and target bonus amounts for any of its fiscal years but may do so in the future. It is anticipated that such an incentive compensation awards program may commence during the year 2019.

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

Executive Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2019 and December 31, 2018 for services rendered in all capacities, by our chief executive officer and our two other most highly compensated executive officers who were paid total compensation of at least $100,000 during the fiscal years ended December 31, 2019 and December 31, 2018.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

John Hollister,	2019(1)	$128,125	-	$-	-	-	-	$128,125
CEO	2018	$219,000	-	-	-	-	-	$219,000
Bradley J. Yourist,	2019(2)	$90,000	-	$-	-	-	-	$90,000
CEO	2018	$-	-	-	-	-	-	$-

(1) Mr. Hollister resigned as CEO on June 3, 2019. He remains a Director.

Employment Agreements

We entered into an employment agreement with our former chief executive officer, John Hollister, which commenced in November 2017. Mr. Hollister’s employment agreement provides for him to be paid an initial Salary of $17,500 per month rising to $26,500 per month if he achieves certain goals, and an annual bonus of up to $200,000 and certain Special Bonuses at the discretion of the Company’s board of directors. As of June 3, 2019, Mr. Hollister’s contract was terminated, and he has received no compensation since then.

The Company has not yet entered into employment agreements with Mr. Bradley Yourist or Mr. Dan Yourist but expects to do so in the future.

Employee Benefit Plans

We have not yet, but may in the future, establish a management stock option plan pursuant to which stock options may be authorized and granted to the executive officers, directors, employees and key consultants of Grapefruit.

Director Compensation

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Grapefruit USA, Inc. at March 25, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 25, 2020 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 493,534,262 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o Grapefruit USA, Inc., 10866 Wilshire Blvd. Suite 225, Los Angeles, CA 90024. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned	Percentage Ownership

Bradley Yourist, Chief Executive Officer and Director	129,983,568	26.34%
Dan Yourist, Chief Operating Officer and Director	129,983,568	26.34%
Luise & David Yourist (1)	32,495,892	6.58%
Nicholas F. Coscia	27,256,233	5.52%
John Hollister, Director	4,250,000	*
Officers and Directors as a group (5 people)	323,969,261	64.78%

*	Less than 1%.
(1)	Shares are held as joint tenants with right of survivorship

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Notes payable to officers and directors as of December 31, 2019 and related party payables to officers and directors as of December 31, 2018 are due on demand and consisted of the following:

	Related Party Notes Payable December 31, 2019	Related Party Payables December 31, 2018
Payable to an officer and director	$115,249	$115,249
Payable to an individual affiliate of an officer and director	40,000	40,000
Payable to a company affiliate to an officer and director	126,377	126,377
	$281,626	$281,626

Related party payables of $281,626 as of December 31, 2018 were converted to notes payables on May 1, 2019 and bear interest at 10%.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Presently and since December 28, 2019, L&L CPAs, PA (“L&L”) has been and is our principal auditing firm. The audit committee approved the engagement of L&L before they rendered audit services to us. Prior to December 28, 2019, our principal auditing firm was SingerLewak Accounting and Consultants, who performed the audit for S-1/A filing.

Each year the retention of the independent auditor to audit our financial statements, including the associated fee, is approved by the board of directors before the filing of the previous year’s Annual Report on Form 10-K.

	2019	2018
Audit Fees(1)	$36,500	$189,927
Audit Related Fees	-0-	-0-
All Other Fees(2)	-0-	-0-
	$36,500	$189,927

(1)	Audit Fees for 2018 consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports from Grapefruit origination date of August 28, 2017 to December 31, 2019.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Amended and Restated Share Exchange Agreement and Plan of Reorganization by and among Imaging3, Inc., Grapefruit Boulevard Investments, Inc. and the Shareholders of Grapefruit Boulevard Investments, Inc.	S-1	2.1	07/25/2019

3.1	Articles of Incorporation	10SB/A	3	12/09/2002

3.2	Amendment of Articles of Incorporation	SB-2/A	3.2	10/06/2004

3.3	Amendment of Articles of Incorporation	SB-2/A	3.3	10/21/2004

3.4	Amendment of Articles of Incorporation	SB-2/A	3.5	10/21/2004

3.5	Amendment of Articles of Incorporation	SB-2/A	3.6	10/21/2004

3.6	Amendment of Articles of Incorporation	SB-2/A	3.7	10/21/2004

3.7	Delaware Certificate of Merger	8-K	2.2	03/16/2018

3.8	Certificate of Incorporation	8-K	3.1	03/16/2018

3.9	Bylaws	10SB/A	3	12/09/2002

3.10	Delaware Bylaws	8-K	3.2	03/16/2018

3.11	Certificate of Determination for Series A Preferred Stock	8-K	3.1	03/23/2012

3.12	Amendment to Certificate of Determination for Series A Preferred Stock	8-K	3.1	03/23/2012

4.1	10% Convertible Promissory Note, dated May 31, 2019, issued by Imaging3, Inc. to Auctus Fund, LLC	S-1	4.1	07/25/2019

10.1	Securities Purchase Agreement, dated May 31, 2019, by and between Imaging3, Inc. and Auctus Fund, LLC	S-1	10.1	07/25/2019

10.2	Registration Rights Agreement, dated May 31, 2019, by and between Imaging3, Inc. and Auctus Fund, LLC	S-1	10.2	07/25/2019

10.3	Common Stock Purchase Warrant dated May 31, 2019, issued to Auctus Fund, LLC	S-1	10.3	07/25/2019

10.4	Common Stock Purchase Warrant dated May 31, 2019, issued to Auctus Fund, LLC	S-1	10.4	07/25/2019

10.5	Common Stock Purchase Warrant dated May 31, 2019, issued to Auctus Fund, LLC	S-1	10.5	07/25/2019

10.6	Lease by and between Coachillin’ Holdings LLC and Grapefruit BLVD Investments	S-1	10.6	07/25/2019

10.7	Employment Agreement dated November 19, 2018 by and between Grapefruit Boulevard Investments, Inc. and Kristian B. Contreras	S-1	10.7	07/25/2019

10.8	Greenberg Settlement Agreement dated July 5, 2019 by and between the Company and Greenberg Glusker Fields Claman & Machtinger, LLP	S-1	10.8	07/25/2019

21.1	List of Subsidiaries	S-1	21.1	07/25/2019

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X
32.1+	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+	X
32.2+	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grapefruit USA, Inc.

Dated: April 10, 2020	By:	/s/ Bradley J Yourist
Bradley J. Yourist
Chief Executive Officer (Principal Executive Officer)
Dated: April 10, 2020
/s/ Kenneth J. Biehl
Kenneth J. Biehl Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 10, 2020

/s/ Bradley J Yourist
Bradley J. Yourist
Chief Executive Officer

Dated: April 10, 2020
/s/ Daniel J Yourist
Daniel J Yourist Director

Dated: April 10, 2020
/s/ John Hollister
John Hollister Director

