Form 10-Q
period 2020-03-31
Grapefruit USA, Inc
filed 2020-05-08
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2020

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______________to ______________

Commission File Number: 000-50099

GRAPEFRUIT USA, INC.

(Exact name of registrant as specified in its charter)

DELEWARE	95-4451059
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 8, 2020, the number of shares outstanding of the registrant’s class of common stock was 494,850,057.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GRAPEFRUIT USA, INC.

CONDENSED BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019 (Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$134,933	266,607
Accounts receivable	95,818	-
Inventory	252,756	263,985
Other	7,460	12,459
Total current assets	490,967	543,051
NON-CURRENT ASSETS:
Property, plant and equipment, net	1,789,704	1,809,326
Operating right of use - assets	198,442	219,961
Investment in hemp	169,950	169,950
Intangible asset	-	-
TOTAL ASSETS	$2,649,063	2,742,288

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable	$336,278	351,569
Accrued loan interest	484,010	398,720
Related party payable	281,626	281,626
Legal settlements - current portion	159,543	159,543
Subscription payable	251,141	891,738
Derivative liability	3,770,070	1,433,597
Capital lease - current portion	58,182	55,565
Operating right of use - liability - current portion	98,031	98,031
Convertible notes - current portion	371,173	371,173
Accounts payable and accrued expenses	1,121,795	1,073,876
Total current liabilities	6,931,849	5,115,438

Legal settlements - long-term	50,659	50,659
Capital lease	90,329	106,005
Operating right of use - liability	102,331	123,210
Long-term notes payable, net	869,400	866,700
Long-term convertible notes, net of discount	1,138,826	914,303
Total long-term liabilities	2,251,545	2,060,877

TOTAL LIABILITIES	9,183,394	7,176,315

STOCKHOLDERS’ DEFICIT

Stock compensation for non-employee	(148,542)	(244,167)
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 493,834,262 and 486,320,329 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	49,383	48,632
Preferred stock ($0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019)	-	-
Additional paid in capital	3,602,049	3,026,006
Accumulated deficit	(10,037,221)	(7,264,498)
Total stockholders’ deficit	(6,534,331)	(4,434,027)
Noncontrolling interest	-	-
Total Equity	(6,534,331)	(4,434,027)
Total liabilities and stockholders’ deficit	$2,649,063	2,742,288

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2020 (Unaudited)	Three months ended March 31, 2019 (Unaudited)
Revenues
Bulk sales	$392,434	$324,000
Distribution services	-	4,696
Retail sales	-	-
Other	1,125	-
Total revenues	393,559	328,696
Cost of goods sold	454,987	316,636
Gross (loss) profit	(61,428)	12,060
Operating expenses:
Research and development	-	-
General and administrative	302,559	40,535
Other costs	-	-
Total operating expenses	302,559	40,535

Loss from operations	(363,987)	(28,475)
Other income (expense):
Interest expense	(372,322)	(10,334)
Change in value of derivative instruments	(2,110,718)	-
Gain (loss) on extinguishment of debt	74,304	-
Impairment charge - LVCA	-	(195,385)
Other income (expense)	-	-
Total other income (expense)	(2,408,736)	(205,719)

Loss before income taxes	(2,772,723)	(234,194)

Tax provision	-	-

Net loss	(2,772,723)	(234,194)

Less: Net income attributable to noncontrolling interests	-	(9,349)

Net loss attributable to Grapefruit Boulevard Investments, Inc.	$(2,772,723)	$(243,543)

Net loss per share - Basic and Diluted	$(0.01)	$(0.00)
Weighted average common stock outstanding - Basic and Diluted	394,315,293	370,172,390

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	March 31, 2020 (Unaudited)	March 31, 2019 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,772,723)	$(236,631)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	20,262	9,073
Fixed asset deposit forfeiture	-	-
Change in value of derivative	2,110,718	-
Loss on investment in LVCA	-	195,385
Non-cash interest	202,979	2,700
Loss on extinguisment of debt	(74,304)
Stock-based compensation for services	95,625	-
Changes in operation assets and liabilities:
Accounts Receivables	(95,818)	-
Inventory	11,228	-
Other	5,000	1,886
Accounts payable and accrued expenses	58,420	8,400
Accrued loan interest expense	85,290	(29,228)
Net cash (used for)/provided by used for operating activities	(353,323)	(48,415)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land and equipment	-	(29,288)
Capitalized expenses in LVCA	-	(17,800)
Net cash used for investing activities	-	(47,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of capital lease liability	(13,060)	(6,091)
Proceeds from convertible notes, net	250,000
Proceeds from notes	(15,291)	-
Proceeds from issuance of stock	-	135,000
Net cash proceeds from financing activities	221,649	128,909

NET INCREASE (DECREASE) IN CASH	(131,674)	33,406

CASH, BEGINNING BALANCE	266,607	65,922

CASH, ENDING BALANCE	$134,933	$99,328

SUPLEMENTAL DISCLOSURE ON NON-CASH FINANCING ACTIVITY
Cash paid for interest expense	6,471	7,634
Debt converted to common stock	640,597	-
Compensation paid through issuance of common stock	106,125	-

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2019 and 2019

	Equity (Deficit) Attributable to Grapefruit USA, Inc.
					Total
	Common Stock		Additional		Stockholders’	Non-	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Equity (Deficit)	controlling Interest	Equity (Deficit)

Balance as of December 31, 2018	362,979,119	36,298	2,813,702	(2,655,465)	194,535	15,085	209,620

Capital contribution			135,000		135,000		135,000

Net loss	-	-	-	(236,631)	(236,631)	-	(236,631)

Balance as of March 31, 2019	362,979,119	36,298	2,948,702	(2,892,096)	92,904	15,085	107,989

Balance as of December 31, 2019	486,320,329	$48,632	$2,781,839	$(7,264,498)	$(4,434,027)	$-	$(4,434,027)

Shares issued for services	300,000	30	106,096		106,126		106,126

Shares issued for settlement	7,213,933	721	565,572		566,293		566,293

Net loss	-	-	-	(2,772,723)	(2,772,723)	-	(2,772,723)

Balance as of March 31, 2020	493,834,262	$49,383	$3,453,507	$(10,037,221)	$(6,534,331)	$-	$(6,534,331)

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

NOTE 1 –ORGANIZATION AND NATURE OF OPERATIONS

Grapefruit USA, Inc (“we”, “our”, “us”, “GBI”, “Grapefruit”, or “the Company”) was formed as a California corporation on August 28, 2017 and began operating in September 2017.

On July 10, 2019, Grapefruit closed the Share Exchange after the completion of all conditions subsequent contemplated by the Share Exchange Agreement among the parties thereto ( “SEA”), by which Imaging3, Inc. (“IGNG”) was acquired in a reverse acquisition (the “Acquisition”) by the former shareholders of Grapefruit, the accounting acquirer. Under the terms of the SEA executed on May 31, 2019, IGNG became obligated to issue to Grapefruit’s existing shareholders that number of newly issued restricted IGNG common shares such that the former Grapefruit shareholders (now new IGNG shareholders) will own approximately 81% of the post-Acquisition IGNG common shares and the current IGNG shareholders will retain 19% of the post-Acquisition IGNG common shares. At the time of the execution of the SEA, IGNG had approximately 85,218,249 outstanding shares of common stock. Therefore, IGNG issued to Grapefruit’s shareholders 362,979,114 IGNG common shares to Grapefruit’s current shareholder on a pro rata basis with their then-current ownership of Grapefruit of which Bradley Yourist and Daniel J. Yourist own a combined 72.26%, or approximately 259,967,136 shares. Accordingly, the financial statements are prepared using the acquisition method of accounting with GBI as the accounting acquirer and IGNG treated as the legal acquirer and accounting acquiree. Because Imaging3, Inc. did not meet the accounting definition of an operating business, having only nominal assets, the reverse merger transaction was treated as a recapitalization and no goodwill was recognized.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventory – Inventory is comprised of raw material, work in process and finished goods. The raw material ending balance as of March 31, 2020 and December 31, 2019 was zero. Work in process ending balance as of March 31, 2020 and December 31, 2019 was zero. The cost of finished goods is recorded at lower of cost or market. Finished goods ending balance as of March 31, 2020 and December 31, 2019 was $252,756 and $263,985, respectively.

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

	March 31, 2020	March 31, 2019
Numerator:
Net income attributable to common shareholders	$(2,772,723)	(243,543)
Denominator:
Weighted-average number of common shares outstanding during the period	394,315,293	370,172,390
Dilutive effect of stock options, warrants, and convertible promissory notes	-	-
Common stock and common stock equivalents used for diluted earnings per share	$394,315,293	$370,172,390

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

The carrying amount of our cash and cash equivalents approximates fair value because of the short-term nature of the instruments. The carrying amount of our notes payable at March 31, 2020, approximates their fair values based on comparable borrowing rates available to the company. The Company evaluated the fair market value of LVCA using Level 3 inputs. From that measurement, the Company recorded an impairment of LVCA.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for March 31, 2020 and December 31, 2019.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities March 31, 2020	$-	$-	$3,770,070	$3,770,070
Derivative Liabilities December 31, 2019	$-	$-	$1,433,597	$1,433,597

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no significant impact on our income taxes for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

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

Accounts Receivable and Revenue – The accounts receivable balance was $95,818 as of March 31, 2020 and $0 as for December 31, 2019. In the first quarter of 2020, 99% of the net revenues generated with one customer. In 2019, 70% of net revenues generated with one customer.

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the three months ended March 31, 2020, we incurred a net loss of $2,772,723, had a working capital deficit of $6,440,882 and had an accumulated deficit of $10,037,221 at March 31, 2020. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is substantial doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

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

We entered into this operating land lease agreement with Coachillin’ Holdings LLC on September 1, 2018 to rent approximately 2,268 square feet of leasable land area. The operating lease renews annually and has a base rent of $0.50 square foot of leasable area of the designated premise assigned by Coachillin’ Holdings LLC. We paid an initial non-refundable prepaid rent of $3,402 which was expensed during the three months following the signed agreement, and we will continue to pay $1,134 monthly. We entered into this operating agreement in order to obtain our provisional cannabis licenses for manufacturing and distribution during 2020.

The Company entered into a 36-month lease agreement for office space in July 2019 at $6,963 a month, with an approximate 2% increase annually.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 6% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $198,442, right-of-use liability of $200,362 as of March 31, 2020. Operating lease expense for the three months ended March 31, 2019 was $24,291.

The following table provides the maturities of lease liabilities at March 31, 2020:

Maturity of Lease Liabilities
2020	$73,739
2021	96,471
2022	44,756
2023	-
2024	-
2025 and thereafter	-
Total future undiscounted lease payments	214,966
Less: Interest	(14,604)
Present value of lease liabilities	$200,362

NOTE 5 – INVENTORY

At March 31, 2020 and December 31, 2019, our inventory was, as follows:

	March 31, 2020	December 31, 2019
Raw materials	$-	$-
Work-in-process	-	-
Finish goods	252,756	263,985
	$252,756	$263,985

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation and amortization, at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
Extraction equipment	$263,677	$263,677
Extraction laboratory	126,707	126,707
Warehouse facility	50,158	50,158
Land and land improvements	1,456,194	1,456,194
Accumulated depreciation and amortization	(107,032)	(87,410)
Property, plant and equipment	$1,789,704	$1,809,326

The Company acquired the extraction equipment, laboratory, and warehouse facility during 2018 and 2019 and made preparations and final testing for future production. Final preparations for certain extraction and warehouse work was completed, and these related assets were placed in service on April 1, 2019, at which time we commenced depreciating this asset.

The amount of related depreciation expense for the three months ended March 31, 2020 and 2019 is $19,622 and $9,073, respectively.

NOTE 7 – CAPITAL LEASE PAYABLE

Capital lease payable consists a capital lease agreement entered into in April 2018 to finance the purchase of various lab and manufacturing equipment. The outstanding balance on the 48-month installment capital lease was $148,511 and $161,570 as of March 31, 2020 and December 31, 2019, respectively. The terms of the 48-month capital lease specify monthly payments of $4,575. The interest rate implicit in the lease is about 15% and the maturity date is February 2022.

In addition, the Company entered into additional 48-month leases in May 2019 for production facilities and storage of product. Monthly payments for the facility and storage totals $1,935.

A summary of minimum lease payments on capital lease payable for future years is as follows:

March 31, 2020
Remainder 2020	$58,590
2021	78,120
2022	32,337
2023	7,740
2024	-
Thereafter	-
Total minimum lease payments	176,787
Less: amount representing interest	(28,276)
Capital lease liability	$148,511

NOTE 8 – NOTES PAYABLE

In October 2017, in connection with our purchase of two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park, the Company issued a first and second trust deed note in the amounts of $700,000 and $200,000, respectively. The first and second trust deed notes are long-term notes and are interest only notes, at 13.0%, and mature in August 2022, with the principal payment due at maturity. For the $700,000 loan, the monthly payment is approximately $7,500. For the $200,000 loan, the monthly payment is approximately $2,200. The 1st and 2nd trust deeds are secured by the land as well as property owned by two officers of the company and three other related parties. Also, each party has personally guaranteed or pledged additional collateral. The notes include a debt discount as of March 31, 2020 of $30,600.

In April 2018, the Company issued a note due 60 days after funding with a principal amount of $250,000 and interest totaling $125,000. As of March 31, 2020, the note has not been repaid and was amended to carry an additional 10% interest rate of the total balance due, Accrued interest for this loan totals $190,625. The note is past due. Two officers of the Company have personally guaranteed the loan.

In September 2019, the Company issued another note of $102,569 to an unrelated party with 5% interest, which has a balance of $86,278 and is past due.

There are two settlements: one of $136,000 with no interest and another of $74,202 with 10% interest (Item 1. Legal Proceedings).

NOTE 9 – CONVERTIBLE NOTES PAYABLE

During the three months ended March 31, 2020, no notes were converted. During 2019, debt and accrued interest in the amount of $429,843 were converted to 9,947,843 shares of common stock. As a result of these conversions, the Company recognized approximately $77 as a gain on extinguishment of debt.

Amortization of note discounts, which is included in interest expense, amounted to $200,279 and $0 for the three months ended March 31, 2020 and 2019, respectively.

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

In addition, the Company has thirteen other convertible notes comprising $314,000 outstanding and they are currently in default. The interest on these notes vary from 5-10%.

NOTE 10 – EMPLOYMENT AGREEMENT

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

The Company has not yet entered into employment agreements with Mr. Bradley Yourist or Mr. Dan Yourist but expects to do so in the future.

NOTE 11 – NOTES PAYABLE, RELATED PARTY NOTES PAYABLES, AND OPERATING LEASE – RELATED PARTY

Notes payable to officers and directors as of March 31, 2020 and 2019 are due on demand and consisted of the following:

	March 31, 2020	December 31, 2019
Payable to an officer and director	$115,249	$115,249
Payable to an individual affiliate of an officer and director	40,000	40,000
Payable to a company affiliate to an officer and director	126,377	126,377
	$281,626	$281,626

Notes payables bear interest at 10%.

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

NOTE 12 – EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2020, and December 31, 2019, there are no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock.

During the three months ended March 31, 2020 the Company issued a total of 300,000 shares were issued for services rendered valued at $10,500; and 7,213,933 shares were issued related to for a settlement valued at $640,597.

During the three months ended March 31, 2019, the Company received a capital contribution of $135,000.

As of March 31, 2020, there were approximately 614 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 31, 2020, there were 493,834,262 shares of our common stock outstanding on record.

Stock Compensation for Non-employee

In August 2019, the Company issued 4,500,000 shares of common stock to a cannabis specialist to sit on an advisory board. The value of the shares totaled $382,500 and is to be expensed over a twelve-month period. As of March 31, 2020, $233,958 has been expensed and $148,542 has not been expense.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 1,811,401 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of March 31, 2020, employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $1.00.

Transactions in FY 2019	Quantity	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, December 31, 2019	250,000	$1.00	5.57
Granted
Exercised	-
Cancelled/Forfeited	-
Outstanding, March 31, 2020	250,000	$1.00	5.32
Exercisable, March 31, 2020	250,000	$1.00	5.32

The weighted average remaining contractual life of options outstanding issued under the Plan was 5.32 years at March 31, 2020.

NOTE 13 — WARRANTS

Following is a summary of warrants outstanding at March 31, 2020:

Number of Warrants	Exercise Price	Expiration Date
37,500	$0.10	April 2022
500,00	$0.10	August 2022
575,000	$0.10	April 2023
125,000	$0.10	May 2023
162,500	$0.10	August 2023
2,800,000	$0.40	May 2022
302,776	$0.10	January 2024
12,000,000	$0.10	March 2021
2,160,000	$0.10	June 2021
16,000,000	$0.125	May 2021
15,000,000	$0.15	May 2021
8,000,000	$0.25	May 2021
200,000	$0.10	October 2020

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

NOTE 14 — DERIVATIVE LIABILITIES

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

The following table summarizes activity in the Company’s derivative liability during the three-month period ended March 31, 2020:

12-31-19 Balance	$1,433,597
Creation/acquisition	225,755
Reclassification of equity	-
Change in Value	2,110,718
3-31-20 Balance	$3,770,070

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

Term	0.01 years -5.0 years
Dividend Yield	0%
Risk-free rate	0.15% - 2.49%
Volatility	65-168%

NOTE 15 – INVESTMENTS

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

NOTE 16 – CONCENTRATION

Customers

For the three months ended March 31, 2020 and 2019, our Company earned net revenues of $393,559 and $335,608, respectively. The vast majority of the revenues for these periods were derived from a limited number of customers. One customer accounted for over 90% of the Company’s total revenues for the period ended March 31, 2020 and a different customer accounted for over 90% of the Company’s total revenue for the period ended March 31, 2019.

Suppliers

For the three months ended March 31, 2020 and 2019, we purchased products for sale from a limited number of suppliers located in California. A substantial portion of the Company’s inventory was purchased from two suppliers. The two suppliers accounted for over 90% of the Company’s total inventory purchase for both of the three months ended March 31, 2020 and 2019.

NOTE 17 – SUBSEQUENT EVENTS

On April 3, 2020, the Company issued 915,795 shares of common stock in connection with issuance of debt at a value of $51,397.

On April 15, 2020, the Company issued 100,000 shares of common stock for services rendered at a value of $4,100.

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

Results of Operations for the Three Months Ended March 31, 2020 as compared to the Three Months Ended March 31, 2019.

The following sets forth selected items from our statements of operations for three months ended March 31, 2020 and for the three months ended March 31, 2019.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net revenues	$393,559	$328,696
Cost of goods sold	454,987	316,636
Gross Profit	(61,428)	12,060
General and administrative expense	302,559	40,535
Income (loss) from operations	(363,987)	(28,475)
Change in value of derivatives	(2,110,718)	-
Other income (expenses)	(298,018)	(205,719)
Provision for income taxes	-	-
Net (loss) income	$(2,772,723)	$(234,194)

Revenue for the three months ended March 31, 2020 was $393,559 compared to $328,696 for the corresponding period in 2019, an increase of 17%. The increase reflects the refocused efforts of the company on its core operations subsequent to its completed efforts to effectuate the reverse merger into a public company during the fourth quarter of 2019. We expect that revenues will continue to significantly increase quarter over quarter throughout 2020.

Cost of goods sold for the three months ended March 31, 2020 were $454,987 as compared to $316,636 for the corresponding period in 2019, an increase of 44%. The increase was primarily due to manufacturing overhead costs associated with a fully operational facility in Coachillin’, which was not completely put in place until the second quarter of 2019.

Our resulting gross (loss) profit for the three months ended March 31, 2020 and 2019 were $(61,428) and $12,060, respectively,

Our general and administrative expenses for the three months ended March 31, 2020 was $302,559 compared to $40,535 for the corresponding period in 2019. The increase in costs include $194,459 for legal, audit, accounting, and investor relations expenses, as well as $54,475 in salaries and wages.

Our resulting net loss from operations for the three months ended March 31, 2020 and 2019 were $363,987 and $28,475, respectively.

The Company acquired derivative liabilities with the Share Exchange on July 10, 2019. During the three months ended March 31, 2020, we recorded a change in the value of derivatives of $(2,110,718). There were no derivatives held by the Company during the three months ended March 31, 2019; hence, there was $0 of related expense during that period.

Liquidity and Capital Resources

Our cash position decreased to $134,933 as of March 31, 2020 from $266,607 as of December 31, 2019. The decrease in cash was primarily due to the payments for operating expenses. Our total current assets decreased to $490,967 as of March 31, 2020, from $543,051 as of December 31, 2019. Included in current assets as of March 31, 2020 is $252,756 of finished goods inventory which we expect to turn over within the next two quarters.

Our total current liabilities increased to $6,931,849 as of March 31, 2020 from $5,115,438 as of December 31, 2019. This increase is primarily due to the change of value of the derivative liability.

During the three months ended March 31, 2020, we used $353,323 of net cash for operating activities, as compared $48,415 used during the three months ended March 31, 2019. Net cash used in investing activities during the three months ended March 31, 2020 was $0, as compared to $47,088 during the three months ended March 31, 2019. Net cash provided by financing activities during the three months ended March 31, 2020 was $221,649 as compared to $128,909 during the three months ended March 31, 2019.

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

Going Concern Qualification

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the three months ended March 31, 2020, we incurred a net loss of $2,772,723, had a working capital deficit of $6,440,882 and had an accumulated deficit of $10,037,221 at March 31, 2020. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is substantial doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated (2013Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness:

1. As of March 31, 2020, we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2020, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Administrative Claim of Greenberg Glusker Fields Claman & Machtinger LLP

The Company came to a settlement agreement with Greenberg Glusker Fields Claman & Machtinger LLP (“Greenberg”). Three $68,000 payments are to be made in relation to the timing of the three latter tranches mentioned in “Auctus Financing” or before November 30, 2019. As of now, $68,000 has been paid; late penalties are currently being assessed. In addition, 7,628,567 shares are to be issued as part of the settlement agreement—7,213,933 of the shares were issued as of March 31, 2020.

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

/s/ Bradley J. Yourist	Dated: May 8, 2020
Bradley J. Yourist
Chief Executive Officer

/s/ Kenneth J. Biehl	Dated: May 8, 2020
Kenneth J. Biehl
Chief Financial Officer

