Form 10-Q/A
period 2020-03-31
Grapefruit USA, Inc
filed 2020-05-12
CIK 1205181

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 of GRAPEFRUIT USA, INC. (the “Company”) filed with the Securities and Exchange Commission on May 8, 2020 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

23

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

/s/ Bradley J. Yourist	Dated: May 12, 2020
Bradley J. Yourist
Chief Executive Officer

/s/ Kenneth J. Biehl	Dated: May 12, 2020
Kenneth J. Biehl
Chief Financial Officer

24