Form 10-Q/A
period 2019-09-30
Grapefruit USA, Inc
filed 2020-05-15
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 4

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

EXPLANATORY NOTE

The purpose of this Amendment No. 4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 of Grapefruit USA, Inc. (the “Company”) filed with the SEC on November 19, 2019 is to: 1. reflect a change in the accounting treatment of the reverse merger as a recapitalization by eliminating the recognition of “Goodwill” and the related “Additional paid in capital” on page 3 of this Amendment #4; 2. reclassifying “Prepaid financing costs” to “long-term convertible notes, net of discount”, which had previously been classified as an asset on page 3 of this Amendment #4;, 3. reclassify “Prepaid expense” to “Stock compensation for non-employee”, on page 3 of this Amendment #4; and 4. revise the “Stockholder’s (deficit) equity” section of balance sheet on page 3, and the Condensed Statement of Stockholder’s (Deficit) Equity on page 6 of this Amendment #4. These adjustments were required after the Company’s further review of the appropriate method accounting for the reverse merger.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

GRAPEFRUIT USA, INC.

CONDENSED BALANCE SHEETS

	September 30, 2019 Restated	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash	$467,387	65,922
Accounts receivable	-	-
Inventory	361,597	-
Other	16,366	100,823
Total current assets	845,350	166,745
NON-CURRENT ASSETS:
Property, plant and equipment, net	1,825,494	1,578,260
Right of use - asset	240,504	-
Intangible asset	-	177,585

TOTAL ASSETS	$2,911,348	1,922,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable	$505,102	250,000
Accrued loan interest	314,515	228,443
Related party payable	281,626	281,626
Subscription payable	891,738	-
Derivative liability	983,694	-
Accounts payable and accrued expenses	786,708	6,944
Total current liabilities	3,763,383	767,013

Capital lease	174,861	90,058
Right of use - liability	241,782
Long-term notes payable, net	864,000	855,900
Long-term convertible notes, net of discount	1,813,821	-
Total long-term liabilities	3,094,464	945,958

TOTAL LIABILITIES	6,857,847	1,712,971

(DEFICIT) EQUITY
Stock compensation for non-employee	(382,500)
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 485,805,158 and 362,979,119 shares issued and outstanding as of September 30, 2019 and December 31, 2018)	48,581	36,298
Preferred stock ($0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 December 31, 2018)	-	-
Additional paid in capital	2,618,388	2,813,702
Accumulated deficit	(6,230,968)	(2,655,466)
Total Grapefruit (deficit) equity	(3,946,499)	194,534
Noncontrolling interest	-	15,085
Total (deficit) equity	(3,946,499)	209,619
Total liabilities and (deficit) equity	$2,911,348	1,922,590

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Revenues
Bulk trim sales	$-	$-	$324,000	$-
Distribution services	-	88,500	8,041	88,500
Retail sales	-	38,600	-	38,600
Other	-	-	-	3,780
Total revenues	-	127,100	332,041	130,880
Cost of goods sold	-	73,333	539,383	130,028
Gross profit	-	53,767	(207,342)	852
Operating expenses:
Research and development	-	-	-	108,794
General and administrative	756,800	35,629	959,360	123,019
Total operating expenses	756,800	35,629	959,360	231,813

(Loss) income from operations	(756,800)	18,138	(1,166,702)	(230,961)
Other income (expense):
Interest expense	(154,147)	(11,085)	(198,578)	(87,210)
Change in value of derivative instruments	(2,030,995)	-	(2,030,995)	-
Gain (loss) on extinguishment of debt	73	-	73	-
Impairment charge - LVCA	25,553	-	(169,832)	-
Total other income (expense)	(2,159,516)	(11,085)	(2,399,332)	(87,210)

Loss before income taxes	(2,916,316)	7,053	(3,566,034)	(318,171)

Tax provision	-	-	-	-

Net (loss) income	(2,916,316)	7,053	(3,566,034)	(318,171)

Less: Net loss attributable to noncontrolling interests	-	-	(9,468)	-

Net (loss) income attributable to Grapefruit	(2,916,316)	7,053	$(3,575,502)	$(318,171)

Net (loss) income per share - Basic and Diluted	$(0.01)	$0.00	$(0.02)	$(0.05)
Weighted average common stock outstanding - Basic and Diluted	361,702,663	39,021,978	156,586,844	6,868,472

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,575,502)	$(318,171)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	47,132	15,638
Amortization of right of use asset	1,277
Fixed asset deposit forfeiture	97,000	-
Impairment charge	195,385	-
Change in value of derivative	2,030,995	-
Non-cash interest	10,800	7,200
Gain on sale of intangible asset	(25,553)	-
Changes in operating assets and liabilities:
Inventory	(361,597)	-
Deposit on equipment	-	(97,000)
Other	(181)	4,266
Accounts payable and accrued expenses	210,482	481,446
Accrued loan interest	48,300	233,240
Net cash (used in) provided by operating activities	(1,321,462)	326,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land and equipment	(206,486)	(1,562,237)
Capitalization of land improvement	-	122,735
Net cash used in investing activities	(206,486)	(1,439,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of capital lease liability	(27,993)
Proceeds from notes payable, net of discount	1,822,405	1,371,025
Proceeds from capital contributions	135,000
Net cash provided by financing activities	1,929,412	1,371,025

NET (DECREASE) INCREASE IN CASH	401,465	258,142

CASH, BEGINNING BALANCE	65,922	214,841

CASH, ENDING BALANCE	$467,387	$472,983

SUPLEMENTAL DISCLOSURE ON NON-CASH FINANCING ACTIVITY
Notes and accrued interest converted to common stock	$404,162	-
Cash paid for interest expense	24,732	14,166

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the nine months ended September 30, 2019 and 2018

	Deficit Attributable to Grapefruit USA, Inc.
	Common Stock		Additional		Total	Non-
	Number of		Paid in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Deficit	(Deficit) Equity	Interest	(Deficit) Equity

Balance as of December 31, 2017	362,979,119	$36,298	$2,463,702	$(2,288,959)	$211,041	$-	$211,041

Net loss	-	-	-	(318,171)	(318,171)	-	(318,171)

Balance as of September 30, 2018	362,979,119	36,298	2,463,702	(2,607,131)	(107,131)	-	(107,131)

Balance as of December 31, 2018	362,979,119	$36,298	2,813,702	$(2,655,466)	$194,535	$15,085	$209,619

Reorganization due to recapitalization	97,393,688	9,739	(4,442,133)	-	(4,432,395)	-	(4,432,395)

Shares issued for cash	-	-	235,000	-	235,000	-	235,000

Shares from the conversion of notes	9,432,671	943	403,718	-	404,662	-	404,662

Shares issued for services	5,500,000	550	79,900	-	80,450	-	80,450

Shares issued for settlement	10,499,680	1,050	1,648,023	-	1,649,073	-	1,649,073

Reclassification of derivative liability associated with debt conversion	-	-	1,497,678	-	1,497,678	-	1,497,678

Noncontrolling interest LVCA	-	-	-	-	-	(15,085)	(15,085)

Net loss	-	-	-	(3,575,502)	(3,575,502)	-	(3,575,502)

Balance as of September 30, 2019 (Restated)	485,805,158	$48,581	$2,235,888	$(6,230,968)	$(3,946,500)	$-	$(3,946,500)

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

On July 10, 2019, Grapefruit Boulevard Investments, Inc. (“we”, “our”, “us”, “Grapefruit”, “GBI”, or “the Company”) and Imaging3, Inc. (“IGNG”) closed the Share Exchange after the completion of all conditions subsequent contemplated by the Share Exchange Agreement among the parties thereto (“SEA”), by which IGNG was acquired in a reverse acquisition (the “Acquisition”) by the former shareholders of Grapefruit, the accounting acquirer. Under the terms of the SEA executed on May 31, 2019, IGNG became obligated to issue to Grapefruit’s existing shareholders that number of newly issued restricted IGNG common shares such that the former Grapefruit shareholders (now new IGNG shareholders) will own approximately 81% of the post-Acquisition IGNG common shares and the current IGNG shareholders will retain 19% of the post-Acquisition IGNG common shares. At the time of the execution of the SEA, IGNG had approximately 85,218,249 outstanding shares of common stock. Therefore, IGNG issued to Grapefruit’s shareholders 362,979,114 IGNG common shares to Grapefruit’s current shareholder on a pro rata basis with their then-current ownership of Grapefruit of which Bradley Yourist and Daniel J. Yourist own a combined 72.26%, or approximately 259,967,136 shares. Accordingly, the financial statements are prepared using the acquisition method of accounting with GBI as the accounting acquirer and IGNG treated as the legal acquirer and accounting acquiree. Because Imaging3, Inc. did not meet the accounting definition of an operating business, having only nominal assets, the reverse merger transaction was treated as a recapitalization and no goodwill was recognized.

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2019, we incurred a net loss of $3,575,502, had a working capital deficit of $2,918,003 and had an accumulated deficit of $6,230,968 at September 30, 2019. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is substantial doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

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

NOTE 12 – EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2019 and December 31, 2018, there are no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock.

During the nine months ended September 30, 2019, the Company issued a total of 470,000 shares of common stock for cash in the amount of $235,000; 4,500,000 shares were issued for services rendered valued at $382,500 of which none has been expensed; and 9,432,671 shares were issued related to conversion of notes payable. As a result of the acquisition, 460,702,487 shares were issued to Grapefruit shareholders and other parties involved with the acquisition.

During the nine months ended September 30, 2018, the Company issued no shares.

As of September 30, 2019, there were approximately 613 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of September 30, 2019, there were 485,805,158 shares of our common stock outstanding on record.

Stock Compensation for Non-employee

In August 2019, the Company issued 4,500,000 shares of common stock to a cannabis specialist to sit on an advisory board. The value of the shares totaled $382,500 and is to be expensed over a twelve-month period starting October 2019.

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

NOTE 18 – RESTATEMENT OF FINANCIAL RESULTS

The Company has restated its previously reported consolidated financial statements as of and for the three and nine months ended September 30, 2019 and all related disclosures. The restatement of the company’s condensed financial statements followed an internal review of the accounting treatment of the reverse merger in which Management of the Company determined that the accounting treatment used to record the Share Exchange Agreement transaction was inappropriate resulting in incorrect amounts of goodwill and paid in capital, as well as changes in stockholders equity.

Management originally recorded the Share Exchange Agreement transaction as a reverse acquisition with a view that the accounting acquiree, Imaging3, Inc. was an operating business and therefore treated the reverse merger as a reverse acquisition. Upon further review, the Management determined that even though the accounting acquiree was not a shell company, Imaging3, Inc had nominal assets requiring that the transaction be appropriately accounted for as a reverse capitalization.

That review identified an overstatement of goodwill of the company in the amount of $7,468,628 and a corresponding offset to equity. The effects of the restatement, including the correction of all errors previously identified by management and deemed to be not material to the condensed financial statements at that prior time, are reflected in the company’s condensed financial statements and accompanying notes included herein. The total cumulative impact of the restatement through September 30, 2019 is to decrease shareholders’ equity by $7,851,129. The $7,851,129 total impact on shareholders’ equity as at September 30, 2019 comprises a decrease in par value of $923,030, a decrease of $6,545,599 in paid in capital, and a decrease of $382,500 resulting from a reclass of a prepaid expense to “Stock compensation for non-employee. There was no change to the amount of accumulated deficit.

	September 30, 2019 Previously reported	Restatement adjustments	September 30, 2019 Restated
ASSETS

CURRENT ASSETS:
Cash	$467,387	$-	$467,387
Accounts receivable	-	-	-
Inventory	361,597	-	361,597
Prepaid expense	382,500	(382,500)	-
Other	16,366	-	16,366
Total current assets	1,227,850	(382,500)	845,350
NON-CURRENT ASSETS:
Prepaid financing costs	160,077	(160,077)	-
Property, plant and equipment, net	1,825,494	-	1,825,494
Operating right of use - assets	240,504	-	240,504
Goodwill	7,468,628	(7,468,628)	-

TOTAL ASSETS	$10,922,553	$(8,011,205)	$2,911,348

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable	$505,102	$-	$505,102
Accrued loan interest	314,515	-	314,515
Related party payable	281,626	-	281,626
Subscription payable	891,738	-	891,738
Derivative payable	983,694	-	983,694
Accounts payable and accrued expenses	786,708	-	786,708
Total current liabilities	3,763,383	-	3,763,383

Capital lease	174,861	-	174,861
Operating right of use - liability	241,782	-	241,782
Long-term notes payable, net	864,000	-	864,000
Long-term convertible notes, net of discount	1,973,897	(160,076)	1,813,821
Total long-term liabilities	3,254,540	(160,076)	3,094,464

TOTAL LIABILITIES	7,017,923	(160,076)	6,857,847

STOCKHOLDERS’ DEFICIT

Stock compensation for non-employee		(382,500)	(382,500)
Common stock	971,611	(923,030)	48,581
Preferred stock		-
Additional paid in capital	9,163,987	(6,545,599)	2,618,388
Accumulated deficit	(6,230,968)	-	(6,230,968)
Total stockholders’ deficit	3,904,630	(7,851,129)	(3,946,499)
Noncontrolling interest	-	-	-
Total Equity	3,904,630	(7,851,129)	(3,946,499)
Total liabilities and stockholders’ deficit	$10,922,553	$(8,011,205)	$2,911,348

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

Our total current liabilities increased to $3,763,383 as of September 30, 2019 from $767,013 as of December 31, 2018. This increase is primarily due to the liabilities assumed with Share Exchange Agreement transaction.

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

/s/ Bradley J. Yourist	Dated: May 15, 2020
Bradley J. Yourist
Chief Executive Officer

/s/ Kenneth J. Biehl	Dated: May 15, 2020
Kenneth J. Biehl
Chief Financial Officer

