Form 10-Q
period 2020-06-30
Grapefruit USA, Inc
filed 2020-08-11
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2020

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

As of July 31, 2020, the number of shares outstanding of the registrant’s class of common stock was 495,100,057.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GRAPEFRUIT USA, INC.

CONDENSED BALANCE SHEETS

	June 30, 2020 (Unaudited)	December 31, 2019 (Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$101,008	266,607
Accounts receivable	17,695	-
Inventory	252,756	263,985
Other	7,459	12,459
Total current assets	378,918	543,051
NON-CURRENT ASSETS:
Property, plant and equipment, net	1,770,082	1,809,326
Operating right of use - assets	176,579	219,961
Investment in hemp	169,950	169,950
Intangible asset	-	-
TOTAL ASSETS	$2,495,529	2,742,288

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable	$484,164	351,569
Accrued loan interest	575,710	398,720
Related party payable	281,626	281,626
Legal settlements - current portion	165,137	159,543
Subscription payable	210,118	891,738
Derivative liability	2,591,234	1,433,597
Capital lease - current portion	58,182	55,565
Operating right of use - liability - current portion	90,228	98,031
Convertible notes - current portion	829,072	371,173
Accounts payable and accrued expenses	1,167,812	1,073,876
Total current liabilities	6,453,283	5,115,438

Legal settlements - long-term	45,065	50,659
Capital lease	76,773	106,005
Operating right of use - liability	88,911	123,210
Long-term notes payable, net	872,100	866,700
Long-term convertible notes, net of discount	904,385	914,303
Total long-term liabilities	1,987,234	2,060,877

TOTAL LIABILITIES	8,440,517	7,176,315

STOCKHOLDERS’ DEFICIT

Stock compensation for non-employee	(52,917)	(244,167)
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 495,100,057 and 486,320,329 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively)	49,510	48,632
Preferred stock ($0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019)	-	-
Additional paid in capital	3,703,459	3,026,006
Accumulated deficit	(9,645,040)	(7,264,498)
Total stockholders’ deficit	(5,944,988)	(4,434,027)
Noncontrolling interest	-	-
Total Equity	(5,944,988)	(4,434,027)
Total liabilities and stockholders’ deficit	$2,495,529	2,742,288

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.
CONDENSED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2020 and 2019

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020 (Unaudited)	June 30, 2019 (Unaudited)	June 30, 2020 (Unaudited)	June 30, 2019 (Unaudited)
Revenues
Bulk sales	$875,463	$-	$1,269,022	$324,000
Distribution services	5,189	3,345	5,189	8,041
Retail sales	-		-	-
Other	-	-	-	-
Total revenues	880,652	3,345	1,274,211	332,041
Cost of goods sold	809,350	134,942	1,262,087	390,783
Gross profit (loss)	71,302	(131,597)	12,124	(58,742)
Operating expenses:
Research and development	-	-	-	-
General and administrative	420,891	256,741	724,274	351,159
Other costs	-	-	-	-
Total operating expenses	420,891	256,741	724,274	351,159

Loss from operations	(349,589)	(388,338)	(712,150)	(409,901)
Other income (expense):
Interest expense	(437,066)	(34,096)	(810,814)	(44,430)
Change in value of derivative instruments	1,178,836	-	(931,882)	-
Gain (loss) on extinguishment of debt	-	-	74,304	(195,385)
Impairment charge - LVCA	-	-	-	-
Other income (expense)	-	-	-	-
Total other income (expense)	741,770	(34,096)	(1,668,392)	(239,815)

Income (loss) before income taxes	392,181	(422,434)	(2,380,542)	(649,716)

Tax provision	-	-	-	-

Net income (loss)	392,181	(422,434)	(2,380,542)	(649,716)

Less: Net income attributable to noncontrolling interests	-	(119)	-	(9,468)

Net income (loss) attributable to Grapefruit USA, Inc.	392,181	(422,553)	$(2,380,542)	$(659,184)

Net loss per share - Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average common stock outstanding - Basic and diluted	494,922,474	372,241,904	494,159,181	383,036,535

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.
CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2020 and 2019

	Six months ended	Six months ended
	June 30, 2020 (Unaudited)	June 30, 2019 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,380,542)	$(659,184)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	82,626	25,482
Fixed asset deposit forfeiture	-	97,000
Change in value of derivative	1,157,637	-
Loss on investment in LVCA	-	195,385
Non-cash interest	173,383	5,400
Loss on extinguisment of debt	(3,290)
Stock-based compensation for services	191,250	-
Changes in operation assets and liabilities:
Accounts Receivables	(17,695)	-
Inventory	11,228	(153,100)
Other	5,000	(10,600)
Accounts payable and accrued expenses	93,936	236,359
Accrued loan interest expense	176,990	(34,276)
Net cash (used for)/provided by used for operating activities	(509,477)	(297,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land and equipment	-	(198,765)
Capitalized expenses in LVCA	-	(17,800)
Net cash used for investing activities	-	(216,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of capital lease liability	(26,615)	(12,347)
Reduction of right of use liability	(42,102)
Proceeds from convertible notes, net	280,000
Proceeds from loans, net	132,595	274,000
Proceeds from issuance of stock	-	235,000
Net cash proceeds from financing activities	343,878	496,653

NET INCREASE (DECREASE) IN CASH	(165,599)	(17,446)

CASH, BEGINNING BALANCE	266,607	65,922

CASH, ENDING BALANCE	$101,008	$48,476

SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING ACTIVITY
Cash paid for interest expense	75,672	34,336
Debt converted to common stock	640,597	-
Compensation paid through issuance of common stock	217,390	-

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2019 and 2019

	Equity (Deficit) Attributable to Grapefruit USA, Inc.
					Total
	Common Stock		Additional		Stockholders’	Non-	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Equity (Deficit)	controlling Interest	Equity (Deficit)

Balance as of December 31, 2018	362,979,119	36,298	2,813,702	(2,655,465)	194,535	15,085	209,620

Capital contribution			235,000		235,000		235,000

Net loss	-	-	-	(659,184)	(659,184)	-	(659,184)

Balance as of June 30, 2019 (Unaudited)	362,979,119	36,298	3,048,702	(3,314,649)	(229,649)	15,085	(214,564)

Balance as of December 31, 2019	486,320,329	$48,632	$2,781,839	$(7,264,498)	$(4,434,027)	$-	$(4,434,027)

Shares issued for services	650,000	65	258,348		258,413		258,413

Shares issued for settlement	7,213,933	721	565,573		566,294		566,294

Shares issued with debt	915,795	92	44,782		44,874		44,874

Net loss	-	-	-	(2,380,542)	(2,380,542)	-	(2,380,542)

Balance as of June 30, 2020 (Unaudited)	495,100,057	$49,510	$3,650,542	$(9,645,040)	$(5,944,988)	$-	$(5,944,988)

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

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

The Company has applied for and received our Distribution renewal licensure which allows us to operate through May 13, 2021. Our provisional manufacturing license has been renewed by the California Department of Health. Grapefruit has not yet applied for a license to cultivate and will not until construction has begun on our cultivation facility. We own two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park. The location within Coachillin’ allows the Company to apply for and hold every cannabis license available under the California Cannabis laws.

We intend on building out the real property into a distribution, manufacturing and high-tech cultivation facility to further its goal to become a seed to sale, fully vertically integrated Cannabis and CBD product Company. Grapefruit’s plans include an indoor 22,000 square foot multi-tiered canopy and adjoining tissue culture rooms.

We became members of the Indian Canyon and 18th Property Association on September 19, 2017 and have an ownership interest of 1.46% based upon the 77,156 gross parcel square foot of our property located in an approximately 5.3 million square foot facility. As of June 30, 2020, the common areas continue to be built throughout the entire canna-business park and are not complete.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.”).

The audited financial statements as of December 31, 2019 and December 31, 2018 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended December 31, 2019.

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

Inventory – Inventory is comprised of raw material, work in process and finished goods. The raw material ending balance as of June 30, 2020 and December 31, 2019 was zero. Work in process ending balance as of June 30, 2020 and December 31, 2019 was zero. The cost of finished goods is recorded at lower of cost or market. Finished goods ending balance as of June 30, 2020 and December 31, 2019 was $252,756 and $263,985, respectively.

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

	June 30, 2020	June 30, 2019
Numerator:
Net income attributable to common shareholders	$(2,380,542)	(659,184)
Denominator:
Weighted-average number of common shares outstanding during the period	494,159,181	383,036,535
Dilutive effect of stock options, warrants, and convertible promissory notes	-	-
Common stock and common stock equivalents used for diluted earnings per share	494,159,181	383,036,535

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

The carrying amount of our cash and cash equivalents approximates fair value because of the short-term nature of the instruments. The carrying amount of our notes payable at June 30, 2020, approximates their fair values based on comparable borrowing rates available to the company. The Company evaluated the fair market value of LVCA using Level 3 inputs. From that measurement, the Company recorded an impairment of LVCA.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for June 30, 2020 and December 31, 2019.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities June 30, 2020	$-	$-	$2,591,234	$2,591,234
Derivative Liabilities December 31, 2019	$-	$-	$1,433,597	$1,433,597

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no significant impact on our income taxes for the three months ended June 30, 2020 and the year ended December 31, 2019, respectively.

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

Accounts Receivable and Revenue – The accounts receivable balance was $17,695 as of June 30, 2020 and $0 as for December 31, 2019. In the first and second quarter of 2020, the net revenues were generated with one customer, 99% and 50%, respectively. In addition, during the second quarter of 2020, 40% of the net revenues generated with another customer. In 2019, 70% of net revenues generated with one customer.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the six months ended June 30, 2020, we incurred a net loss of $2,380,542, had a working capital deficit of $6,074,365 and had an accumulated deficit of $9,645,040 at June 30, 2020. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is substantial doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

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

In connection with and dependent upon the successful consummation of the above transaction, on May 31, 2019, the Company executed a Securities Purchase Agreement (the “SPA”), with Auctus Fund, LLC of Boston MA (the “Investor”) pursuant to the terms of which IGNG agreed to sell $4,000,000 of Convertible Notes (the “Notes”) and issue $6,200,000 of callable warrants (“the Warrants”) to the Investor. Pursuant to the SPA, Auctus became obligated to purchase the $4,000,000 of Notes from IGNG in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,422,750 on the day IGNG filed the registration statement, which was funded on August 16, 2019; the third tranche of $1 million will be funded the day the SEC declares the registration statement effective and the fourth tranche of $1 million will be funded 90 days after effectiveness. As of June 30, 2020, the first and second tranches of this financing were completed and along with advances on the third tranche of $530,000, the Company has received gross proceeds of $2,552,750. On July 24, 2020, the Company received the remainder of the third tranche, $470,000, bringing the total gross proceeds to $3,022,750.

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

The Company has right-of-use assets of $176,579, right-of-use liability of $179,139 as of June 30, 2020. Operating lease expense for the three months ended June 30, 2019 was $24,292.

The following table provides the maturities of lease liabilities at June 30, 2020:

Maturity of Lease Liabilities
2020	$49,447
2021	96,471
2022	44,756
2023	-
2024	-
2025 and thereafter	-
Total future undiscounted lease payments	190,674
Less: Interest	(11,536)
Present value of lease liabilities	$179,138

NOTE 5 – INVENTORY

At June 30, 2020 and December 31, 2019, our inventory was, as follows:

	June 30, 2020	December 31, 2019
Raw materials	$-	$-
Work-in-process	-	-
Finish goods	252,756	263,985
	$252,756	$263,985

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation and amortization, at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
Extraction equipment	$263,677	$263,677
Extraction laboratory	126,707	126,707
Warehouse facility	50,158	50,158
Land and land improvements	1,456,194	1,456,194
Accumulated depreciation and amortization	(126,654)	(87,410)
Property, plant and equipment	$1,770,082	$1,809,326

The Company acquired the extraction equipment, laboratory, and warehouse facility during 2018 and 2019 and made preparations and final testing for future production. Final preparations for certain extraction and warehouse work was completed, and these related assets were placed in service on April 1, 2019, at which time we commenced depreciating this asset.

The amount of related depreciation expense for the three months ended June 30, 2020 and 2019 is $19,622 and $9,073, respectively.

NOTE 7 – CAPITAL LEASE PAYABLE

Capital lease payable consists a capital lease agreement entered into in April 2018 to finance the purchase of various lab and manufacturing equipment. The outstanding balance on the 48-month installment capital lease was $134,955 and $161,570 as of June 30, 2020 and December 31, 2019, respectively. The terms of the 48-month capital lease specify monthly payments of $4,575. The interest rate implicit in the lease is about 15% and the maturity date is February 2022.

In addition, the Company entered into additional 48-month leases in May 2019 for production facilities and storage of product. Monthly payments for the facility and storage totals $1,935.

A summary of minimum lease payments on capital lease payable for future years is as follows:

June 30, 2020
Remainder 2020	$39,060
2021	78,120
2022	32,337
2023	7,740
2024	-
Thereafter	-
Total minimum lease payments	157,257
Less: amount representing interest	(22,301)
Capital lease liability	$134,956

NOTE 8 – NOTES PAYABLE

In October 2017, in connection with our purchase of two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park, the Company issued a first and second trust deed note in the amounts of $700,000 and $200,000, respectively. The first and second trust deed notes are long-term notes and are interest only notes, at 13.0%, and mature in August 2022, with the principal payment due at maturity. For the $700,000 loan, the monthly payment is approximately $7,500. For the $200,000 loan, the monthly payment is approximately $2,200. The 1st and 2nd trust deeds are secured by the land as well as property owned by two officers of the company and three other related parties. Also, each party has personally guaranteed or pledged additional collateral. The notes include a debt discount as of June 30, 2020 of $27,900.

In April 2018, the Company issued a note due 60 days after funding with a principal amount of $250,000 and interest totaling $125,000. As of June 30, 2020, the note has not been repaid and was amended to carry an additional 10% interest rate of the total balance due, Accrued interest for this loan totals $200,000. The note is past due. Two officers of the Company have personally guaranteed the loan.

In September 2019, the Company issued another note of $102,569 to an unrelated party with 5% interest, which has a balance of $86,278 and is past due.

There are two settlements: one of $136,000 with no interest and another of $74,202 with 10% interest (Item 1. Legal Proceedings).

NOTE 9 – CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2020, no notes were converted. During 2019, debt and accrued interest in the amount of $429,843 were converted to 9,947,843 shares of common stock. As a result of these conversions, the Company recognized approximately $77 as a gain on extinguishment of debt.

Amortization of note discounts, which is included in interest expense, amounted to $423,738 and $0 for the six months ended June 30, 2020 and 2019, respectively.

Grapefruit acquired convertible notes in its acquisition of Imaging3, Inc. on July 10, 2019. (See Note 15.) On May 31, 2019, the Company executed a Securities Purchase Agreement (the “SPA”), with Auctus Fund, LLC of Boston MA (the “Investor”) pursuant to the terms of which the Company will sell $4,000,000 of Convertible Notes (the “Notes”) and issue $6,200,000 of callable warrants (“the Warrants”) to the Investor. Pursuant to the SPA, Auctus will purchase the $4,000,000 of Notes from the Company in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,422,750 on the day IGNG filed the registration statement, which was funded on August 16, 2019; the third tranche of $1 million will be funded the day the SEC declares the registration statement effective and the fourth tranche of $1 million will be funded 90 days after effectiveness. As of June 30, 2020, the first and second tranches of this financing were completed and along with advances on the third tranche of $530,000, the Company has received gross proceeds of $2,552,750. On July 24, 2020, the Company received the remainder of the third tranche, $470,000, bringing the total gross proceeds to $3,022,750. The Notes have a two-year term and will bear interest at 10%. The notes are redeemable at any time between the date of issuance and maturity at 150% of face value. The Notes will be convertible into shares of IGNG common stock at 95% of the mathematical average of the five lowest trading prices for IGNG common stock on the OTCQB for the period from the Closing to the maturity date of the Note being converted less $0.01 for conversions at less than $0.15 and less $0.02 for conversions at more than $0.15.

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

The Company has not yet entered into employment agreements with Mr. Bradley Yourist or Mr. Dan Yourist but expects to do so in the future.

NOTE 11 – NOTES PAYABLE, RELATED PARTY NOTES PAYABLES, AND OPERATING LEASE – RELATED PARTY

Notes payable to officers and directors as of June 30, 2020 and 2019 are due on demand and consisted of the following:

	June 30, 2020	December 31, 2019
Payable to an officer and director	$115,249	$115,249
Payable to an individual affiliate of an officer and director	40,000	40,000
Payable to a company affiliate to an officer and director	126,377	126,377
	$281,626	$281,626

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

Included in accounts payable and accrued expenses as of June 30, 2020, there is $120,000 of related party expenses. The expenses are non-interest bearing expenses.

NOTE 12 – EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2020, and December 31, 2019, there are no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock.

During the six months ended June 30, 2020 the Company issued a total of 650,000 shares were issued for services rendered valued at $26,140; 915,795 shares were issued upon receiving a loan valued at $44,874; and 7,213,933 shares were issued related to for a settlement valued at $640,597.

During the six months ended June 30, 2019, the Company received a capital contribution of $235,000.

As of June 30, 2020, there were approximately 614 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of June 30, 2020, there were 495,100,057 shares of our common stock outstanding on record.

Stock Compensation for Non-employee

In August 2019, the Company issued 4,500,000 shares of common stock to a cannabis specialist to sit on an advisory board. The value of the shares totaled $382,500 and is to be expensed over a twelve-month period. As of June 30, 2020, $329,583 has been expensed and $52,917 has not been expense.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 1,811,401 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of June 30, 2020, employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $1.00.

Transactions in FY 2019	Quantity	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, December 31, 2019	250,000	$1.00	5.57
Granted
Exercised	-
Cancelled/Forfeited	-
Outstanding, June 30, 2020	250,000	$1.00	5.07
Exercisable, June 30, 2020	250,000	$1.00	5.07

The weighted average remaining contractual life of options outstanding issued under the Plan was 5.07 years at June 30, 2020.

NOTE 13 — WARRANTS

Following is a summary of warrants outstanding at June 30, 2020:

Number of Warrants	Exercise Price	Expiration Date
37,500	$0.10	April 2022
500,00	$0.10	August 2022
575,000	$0.10	April 2023
125,000	$0.10	May 2023
162,500	$0.10	August 2023
2,800,000	$0.40	May 2022
302,776	$0.10	January 2024
12,000,000	$0.10	March 2021
2,160,000	$0.10	June 2021
16,000,000	$0.125	May 2021
15,000,000	$0.15	May 2021
8,000,000	$0.25	May 2021
200,000	$0.10	October 2020

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

The following table summarizes activity in the Company’s derivative liability during the six-month period ended June 30, 2020:

12-31-19 Balance	$1,433,597
Creation/acquisition	225,755
Reclassification of equity	-
Change in Value	931,882
6-30-20 Balance	$2,591,234

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

Investment in Hemp

In September 2019, the Company invested in hemp product that was purchased and stored by a third party. The Company expects to sell the product by the third quarter of 2020.

NOTE 16 – CONCENTRATION

Customers

For the six months ended June 30, 2020 and 2019, our Company earned net revenues of $1,274,211 and $332,041, respectively. The vast majority of the revenues for these periods were derived from a limited number of customers. Two customers accounted for over 93% of the Company’s total revenues for the period ended June 30, 2020 and a different customer accounted for over 90% of the Company’s total revenue for the period ended June 30, 2019.

Suppliers

For the six months ended June, 2020 and 2019, we purchased products for sale from a limited number of suppliers located in California. A substantial portion of the Company’s inventory was purchased from two suppliers. The two suppliers accounted for over 65% of the Company’s total inventory purchase for both of the six months ended June 30, 2020 and 2019.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed. On July 24, 2020, the Company received the remainder of the third tranche, $470,000, bringing the total gross proceeds under the SPA to $3,022,750.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about Grapefruit’s financial condition, results of operations and business. These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

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

Results of Operations for the Three Months Ended June 30, 2020 as compared to the Three Months Ended June 30, 2019.

The following sets forth selected items from our statements of operations for three months ended June 30, 2020 and for the three months ended June 30, 2019.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net revenues	$880,652	$3,345
Cost of goods sold	809,350	134,942
Gross profit	71,302	(131,597)
General and administrative expense	420,241	256,741
Income (loss) from operations	(348,939)	(388,338)
Change in value of derivatives	1,178,836	-
Interest and other income (expense)	(437,066)	(34,096)
Provision for income taxes	-	-
Net income (loss)	$392,181	$(422,434)

Revenue for the three months ended June 30, 2020 was $880,652 comprised primarily of bulk flower distribution operations compared to $3,345 for the corresponding period in 2019. During the quarter ended June 30, 2019, management of the company determined to focus its efforts on finalizing the reverse acquisition of Imaging3, Inc. and completing the audit of Grapefruit Boulevard Investments, Inc. As a result, the bulk flower distribution business was suspended from April 2019 until August 2019. Therefore, the large year-to-year revenue increase was the result of the Company returning to normal distribution operations from the fall of 2019 through the second quarter of 2020. Management anticipates that revenues will continue to significantly increase quarter over quarter throughout 2020 and into 2021.

Cost of goods sold for the three months ended June 30, 2020 were $809,350 as compared to $134,942 for the corresponding period in 2019. A comparison of these results to the corresponding quarter of the prior year is of less relevance as operations were suspended during the prior period. A more relevant comparison is to the sequential quarter over quarter results in 2020. Revenues for the quarter ended June 30, 2020 were $880,652 as compared to $393,559 for the quarter ended March 31, 2020, reflecting a 124% increase over the previous quarter. Furthermore, the June 30, 2020 quarter costs of goods sold of $809,350 amounted to 92% of revenues as opposed to the March 31, 2020 quarter cost of goods sold of $454,987, which actually exceeded revenues, resulting in negative gross margin for the March 31, 2020 quarter. These comparatively high costs of goods sold and negative gross margins for the March 31, 2020 quarter were the result of price concessions to regain customers and to uncertainty from the COVID-19 pandemic and its effect on the wholesale market. During the quarter ended June 30, 2020, we were able to achieve positive gross margins due to the restart of our distribution operation. By the end of the second quarter of 2020, the company continued to accelerate its revenue growth with better margins. We expect expansion of revenues and improvement of margins to continue into the third and fourth quarter of 2020 and beyond.

Our resulting gross profit (loss) for the three months ended June 30, 2020 and 2019 were $71,302 and $(131,597), respectively. We expect our profit margins in future periods to significantly improve as a result of our current pricing strategies.

Our general and administrative expenses for the three months ended June 30, 2020 was $420,241 compared to $256,741 for the corresponding period in 2019. Included in general and administrative expenses is $105,621 of consulting expense that is not expected to continue into future periods. The increase in costs is primarily due to additional consulting, investor relations, and corporate salaries and occupancy costs offset by a reduction in auditing fees.

Our resulting net loss from operations for the three months ended June 20, 2020 and 2019 were $348,939 and $388,338, respectively.

The Company acquired derivative liabilities with the Share Exchange on July 10, 2019. During the three months ended June 30, 2020, we recorded a change in the value of derivatives of $1,178,836. There were no derivatives held by the Company during the three months ended June 30, 2019; hence, there was $0 of related expense during that period.

Interest and other expense for the three months ended June 30, 2020 were $437,066 as compared to $34,096 for the corresponding period in 2019, as a result of debt issued to fund the company’s operations.

Results of Operations for the Six Months Ended June 30, 2020 as compared to the Six Months Ended June 30, 2019.

The following sets forth selected items from our statements of operations for six months ended June 30, 2020 and for the six months ended June 30, 2019.

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net revenues	$1,274,211	$332,041
Cost of goods sold	1,262,087	390,783
Gross profit	12,124	(58,742)
General and administrative expense	724,274	351,159
Income (loss) from operations	(712,150)	(409,901)
Change in value of derivatives	(931,882)	-
Interest and other income (expense)	(736,510)	(239,815)
Provision for income taxes	-	-
Net (loss) income	$(2,380,542)	$(649,716)

Revenue for the six months ended June 30, 2020 was $1,274,211 compared to $332,041 for the corresponding period in 2019 nearly quadrupled. The increase reflects the refocused efforts of the company on its core operations subsequent to its completed efforts to effectuate the reverse merger into a public company during the fourth quarter of 2019. We expect that revenue for the second half of 2020 will more than double our performance for the first half of the year.

Cost of goods sold for the six months ended June 30, 2020 were $1,262,087 as compared to $390,783. The increase was primarily due to the increase in bulk flower sales.

Our resulting gross profit (loss) for the six months ended June 30, 2020 and 2019 were $12,124 and $(58,742), respectively. Due to our current product pricing strategies as discussed above, we expect our profit margins in future periods to significantly improve.

Our general and administrative expenses for the six months ended June 30, 2020 was $724,274 compared to $351,159 for the corresponding period in 2019. The increase is due to additional legal, audit, accounting, and investor relations expenses, as well as salaries, commissions and wages. Included in general and administrative expenses is $172,254 of consulting expense that is not expected to continue into future periods. The increase in costs is primarily due to additional legal, accounting, consulting, investor relations, and corporate salaries.

Our resulting net loss from operations for the six months ended June 30, 2020 and 2019 were $712,150 and $409,901, respectively.

The Company acquired derivative liabilities with the Share Exchange on July 10, 2019. During the six months ended June 30, 2020, we recorded a change in the value of derivatives of $(931,882). There were no derivatives held by the Company during the six months ended June 30, 2019; hence, there was $0 of related expense during that period.

Interest and other expense for the three months ended June 30, 2020 were $736,510 as compared to $239,815 for the corresponding period in 2019, which consist primarily of interest expense for the quarter ended June 30, 2020 and includes an impairment charge related to an investment in LVCA of $195,385 for the quarter ended June 30,2019.

Liquidity and Capital Resources

Our cash position was $101,008 as of June 30, 2020 from $266,607 as of December 31, 2019. Our total current assets were $378,918 as of June 30, 2020, compared to $543,051 as of December 31, 2019.

Our total current liabilities were $6,453,283 as of June 30, 2020 compared to $5,115,438 as of December 31, 2019. The change is primarily due to the change of value of the derivative liability, an increase in convertible debt and accrued interest, offset by a decrease in subscription payables.

During the six months ended June 30, 2020, net cash used for operating activities was $509,477, as compared $297,534 used during the six months ended June 30, 2019. Net cash used in investing activities during the six months ended June 30, 2020 was $0, as compared to $216,565 during the six months ended June 30, 2019. Net cash provided by financing activities during the six months ended June 30, 2020 was $343,878 as compared to $496,653 during the six months ended June 30, 2019.

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

Going Concern Qualification

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the three months ended June 30, 2020, we incurred a net loss of $2,380,542, had a working capital deficit of $6,074,365 and had an accumulated deficit of $9,645,040 at June 30, 2020. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is substantial doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated (2013Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness:

1. As of June 30, 2020, we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2020, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Administrative Claim of Greenberg Glusker Fields Claman & Machtinger LLP

The Company came to a settlement agreement with Greenberg Glusker Fields Claman & Machtinger LLP (“Greenberg”). Three $68,000 payments are to be made in relation to the timing of the three latter tranches mentioned in “Auctus Financing” or before November 30, 2019. As of now, $68,000 has been paid; late penalties are currently being assessed. In addition, 7,628,567 shares are to be issued as part of the settlement agreement—7,213,933 of the shares were issued as of June 30, 2020.

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

/s/ Bradley J. Yourist	Dated: August 11, 2020
Bradley J. Yourist
Chief Executive Officer

/s/ Kenneth J. Biehl	Dated: August 11, 2020
Kenneth J. Biehl
Chief Financial Officer

