Form 10-Q
period 2020-09-30
Grapefruit USA, Inc
filed 2020-11-16
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2020

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______________to ______________

Commission File Number: 000-50099

GRAPEFRUIT USA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	95-4451059
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of November 3, 2020, the number of shares outstanding of the registrant’s class of common stock was 504,450,437.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GRAPEFRUIT USA, INC.

CONDENSED BALANCE SHEETS

	September 30, 2020 (Unaudited)	December 31, 2019 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$165,843	266,607
Accounts receivable	-	-
Inventory	410,710	263,985
Other	25,000	12,459
Total current assets	601,553	543,051
NON-CURRENT ASSETS:
Property, plant and equipment, net	1,809,457	1,809,326
Operating right of use - assets	154,364	219,961
Investment in hemp	169,950	169,950
Other	7,459	-
TOTAL ASSETS	$2,742,783	2,742,288

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable	$339,912	351,569
Accrued loan interest	655,406	398,720
Related party payable	461,626	281,626
Legal settlements - current portion	168,892	159,543
Subscription payable	210,118	891,738
Derivative liability	9,765,844	1,433,597
Capital lease - current portion	58,182	55,565
Operating right of use - liability - current portion	90,228	98,031
Convertible notes - current portion	829,072	371,173
Accounts payable and accrued expenses	1,044,687	1,073,876
Total current liabilities	13,623,967	5,115,438

Vehicle loan	35,130	-
Legal settlements - long-term	41,310	50,659
Capital lease	62,585	106,005
Operating right of use - liability	66,904	123,210
Long-term notes payable, net	874,800	866,700
Long-term convertible notes, net of discount	1,137,032	914,303
Total long-term liabilities	2,217,761	2,060,877

TOTAL LIABILITIES	15,841,728	7,176,315

STOCKHOLDERS’ DEFICIT

Stock compensation for non-employee	-	(244,167)
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 504,450,437 and 486,320,329 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	50,445	48,632
Preferred stock ($0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019)	-	-
Additional paid in capital	4,185,344	3,026,006
Accumulated deficit	(17,334,734)	(7,264,498)
Total stockholders’ deficit	(13,098,945)	(4,434,027)
Noncontrolling interest	-	-
Total deficit	(13,098,945)	(4,434,027)
Total liabilities and stockholders’ deficit	$2,742,783	2,742,288

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.
CONDENSED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2020 and 2019

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues
Bulk sales	$1,306,201	$-	$2,575,223	$324,000
Distribution services	-	-	5,189	8,041
Total revenues	1,306,201	-	2,580,412	332,041
Cost of goods sold	1,123,717	-	2,385,804	526,843
Gross profit (loss)	182,484	-	194,608	(194,802)
Operating expenses:
Sales	67,479	-	106,594	12,540
General and administrative	289,767	756,800	974,925	959,360
Other costs	-	-	-	-
Total operating expenses	357,246	756,800	1,081,519	971,900

Loss from operations	(174,762)	(756,800)	(886,911)	(1,166,702)
Other income (expense):
Interest expense	(532,410)	(154,147)	(1,343,224)	(198,578)
Change in value of derivative instruments	(7,014,164)	(2,030,995)	(7,946,046)	(2,030,995)
Gain (loss) on extinguishment of debt	31,642	73	105,945	73
Impairment charge - LVCA	-	25,553	-	(169,832)
Other income (expense)	-	-	-	-
Total other income (expense)	(7,514,932)	(2,159,516)	(9,183,325)	(2,399,332)

Income (loss) before income taxes	(7,689,694)	(2,916,316)	(10,070,236)	(3,566,034)

Tax provision	-	-	-	-

Net income (loss)	(7,689,694)	(2,916,316)	(10,070,236)	(3,566,034)

Less: Net income attributable to noncontrolling interests	-	-	-	(9,468)

Net income (loss) attributable to Grapefruit USA, Inc.	(7,689,694)	(2,916,316)	$(10,070,236)	$(3,575,502)

Net loss per share - Basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.02)
Weighted average common stock outstanding - Basic and diluted	499,182,611	361,702,663	495,837,104	156,586,844

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.
CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2020 and 2019

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,070,236)	$(3,575,502)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	126,066	47,132
Amortization of right of use asset	-	1,277
Change in value of derivative	8,332,246	2,030,995
Fixed asset deposit forfeiture	-	97,000
Non-cash interest	(18,772)	10,800
Loss on extinguishment of debt	479,531
Stock-based compensation for services	244,167
Impairment charge		195,385
Gain on sale of intangible asset		(25,553)
Changes in operation assets and liabilities:
Accounts Receivables	-
Inventory	(146,726)	(361,597)
Other	(20,000)	(181)
Accounts payable and accrued expenses	(29,189)	210,482
Accrued loan interest expense	256,687	48,300
Net cash (used for)/provided by used for operating activities	(846,226)	(1,321,462)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land and equipment	(25,469)	(206,486)
Net cash used for investing activities	(25,469)	(206,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of capital lease liability	(40,803)	(27,992)
Reduction of right of use liability	(64,109)
Proceeds from convertible notes, net	707,500	1,822,405
Proceeds from loans, net	168,343	-
Proceeds from issuance of stock	-	135,000
Net cash proceeds from financing activities	770,931	1,929,413

NET INCREASE (DECREASE) IN CASH	(100,764)	401,465

CASH, BEGINNING BALANCE	266,607	65,922

CASH, ENDING BALANCE	$165,843	$467,387

SUPLEMENTAL DISCLOSURE ON NON-CASH FINANCING ACTIVITY
Cash paid for interest expense	110,340	24,732
Debt converted to common stock	640,597	-
Compensation paid through issuance of common stock	388,572	-
Notes and accrued interest converted to common stock	79,754	404,162

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2019 and 2019

	Equity (Deficit) Attributable to Grapefruit USA, Inc.

	Common Stock		Additional		Total Stockholders’	Non-	Total
	Number of		Paid in	Accumulated	Equity	controlling	Equity
	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance as of December 31, 2018	362,979,119	36,298	2,813,702	(2,655,466)	194,534	15,085	209,619

Reorganization due to Recapitalization	97,393,688	9,739	(4,442,133)	-	(4,432,394)	-	(4,432,394)

Shares issued for cash			235,000		235,000	-	235,000

Shares from the conversion of notes	9,432,671	943	403,718	-	404,661	-	404,661

Shares issued for services	5,500,000	550	79,900	-	80,450	-	80,450

Shares issued for Settlement	10,499,680	1,050	1,648,023	-	1,649,073	-	1,649,073

Reclassification of derivative liability associated with debt conversion	-	-	1,497,678	-	1,497,678	-	1,497,678

Noncontrolling interest LVCA	-	-	-	-	-	(15,085)	(15,085)

Net loss	-	-	-	(3,575,502)	(3,575,502)	-	(3,575,502)

Balance as of September 30, 2019	485,805,158	$48,580	$2,235,888	$(6,230,968)	$(3,946,500)	$-	$(3,946,500)

Balance as of December 31, 2019	486,320,329	$48,632	$2,781,839	$(7,264,498)	$(4,434,027)	$-	$(4,434,027)

Shares issued for services	900,000	90	318,240		318,330		318,330

Shares issued for settlement	7,213,933	721	565,572		566,293		566,293

Shares issued with debt	915,795	92	44,782		44,874		44,874

Shares from the conversion of notes	9,100,380	910	79,844	-	80,754	-	80,754

Reclassification from derivative liability		-	395,067	-	395,067	-	395,067

Net loss	-	-	-	(10,070,236)	(10,070,236)	-	(10,070,236)

Balance as of September 30, 2020	504,450,437	$50,445	$4,185,344	$(17,334,734)	$(13,098,945)	$-	$(13,098,945)

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

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

The Company has applied for and received our provisional distribution renewal licensure which allows us to operate through May 13, 2021. Our annual manufacturing license has been renewed by the California Department of Health. Grapefruit has not yet applied for a license to cultivate and will not until construction has begun on our cultivation facility. We own two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park. The location within Coachillin’ allows the Company to apply for and hold every cannabis license available under the California Cannabis laws.

We intend on building out the real property into a distribution, manufacturing and high-tech cultivation facility to further its goal to become a seed to sale, fully vertically integrated Cannabis and CBD product Company. Grapefruit’s plans include an indoor 22,000 square foot multi-tiered canopy and adjoining tissue culture rooms.

We became members of the Indian Canyon and 18th Property Association on September 19, 2017 and have an ownership interest of 1.46% based upon the 77,156 gross parcel square foot of our property located in an approximately 5.3 million square foot facility. As of September 30, 2020, the common areas continue to be built throughout the entire canna-business park and are not complete.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The audited financial statements as of December 31, 2019 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements. In the opinion of management they reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended December 31, 2019.

Use of Estimates – The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our financial statements and may affect the reported amounts of revenues and expenses during the periods presented.

We make our estimate of the ultimate outcome for these items based on historical trends and other information available when our financial statements are prepared. We recognize changes in estimates in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. We believe that our significant estimates, assumptions and judgments are reasonable, based upon information available at the time they were made. Our actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term. The company’s most significant estimates relate to useful life for depreciation, the value of long-lived assets and related impairment.

Inventory – Inventory is comprised of raw material, work in process and finished goods. The raw material ending balance as of September 30, 2020 and December 31, 2019 was zero. Work in process ending balance as of September 30, 2020 and December 31, 2019 was $10,319 and zero, respectively. The cost of finished goods is recorded at lower of cost or market. Finished goods ending balance as of September 30, 2020 and December 31, 2019 was $389,891 and $263,985, respectively. Consignment inventory ending balance as of September 30, 2020 and December 31, 2019 was $10,500 and zero, respectively.

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

	September 30, 2020	September 30, 2019
Numerator:
Net income attributable to common shareholders	$(10,070,236)	(3,575,502)
Denominator:
Weighted-average number of common shares outstanding during the period	495,837,104	156,586,844
Dilutive effect of stock options, warrants, and convertible promissory notes	-	-
Common stock and common stock equivalents used for diluted earnings per share	495,837,104	156,586,844

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

The carrying amount of our cash and cash equivalents approximates fair value because of the short-term nature of the instruments. The carrying amount of our notes payable at September 30, 2020, approximates their fair values based on comparable borrowing rates available to the company. The Company evaluated the fair market value of LVCA using Level 3 inputs. From that measurement, the Company recorded an impairment of LVCA.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for September 30, 2020 and December 31, 2019.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities September 30, 2020	$-	$-	$9,765,844	$9,765,844
Derivative Liabilities December 31, 2019	$-	$-	$1,433,597	$1,433,597

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no significant impact on our income taxes for the three months ended September 30, 2020 and the year ended December 31, 2019, respectively.

Research and Development Expenses – Research and development (“R&D”) costs are charged to expense as incurred. Our R&D expenses include, but are not limited to, consulting service fees and materials and supplies used in the development of our proprietary products and services.

Sales Expenses – Sales expense consists primarily of commissions paid to sales representatives.

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

Accounts Receivable and Revenue – The accounts receivable balance was $0 as of September 30, 2020 and December 31, 2019. In the first and second quarter of 2020, the net revenues were generated with one customer, 99% and 50%, respectively. Through the third quarter of 2020, we acquired a new customer, which accounted for 50% of the sales in that quarter. With the mix of customers year-to-date, there are two customers that account for 30% of the revenues each. In 2019, 70% of net revenues generated with one customer.

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2020, we incurred a net loss of $10,070,236, had a working capital deficit of $13,022,414 and had an accumulated deficit of $17,334,734 at September 30, 2020. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is substantial doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

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

In connection with and dependent upon the successful consummation of the above transaction, on May 31, 2019, the Company executed a Securities Purchase Agreement (the “SPA”), with Auctus Fund, LLC of Boston MA (the “Investor”) pursuant to the terms of which IGNG agreed to sell $4,000,000 of Convertible Notes (the “Notes”) and issue $6,200,000 of callable warrants (“the Warrants”) to the Investor. Pursuant to the SPA, Auctus became obligated to purchase the $4,000,000 of Notes from IGNG in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,422,750 on the day IGNG filed the registration statement, which was funded on August 16, 2019; the third tranche of $1,030,000 was funded the day the SEC declares the registration statement effective and the fourth tranche of $1 million was funded 90 days after effectiveness. As of September 30, 2020, the first, second and third tranches of this financing were completed. The Company has received gross proceeds of $3,052,750. On October 14, 2020, the Company received the final, $1,000,000, bringing the total gross proceeds to $4,052,750.

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

We entered into this operating land lease agreement with Coachillin’ Holdings LLC on September 1, 2018 to rent approximately 2,268 square feet of leasable land area. The operating lease renews annually and has a base rent of $0.50 square foot of leasable area of the designated premise assigned by Coachillin’ Holdings LLC. We paid an initial non-refundable prepaid rent of $3,402 which was expensed during the three months following the signed agreement, and we will continue to pay $1,134 monthly. We entered into this operating agreement in order to obtain our annual cannabis licenses for manufacturing and distribution during 2020.

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

The Company has right-of-use assets of $154,364, right-of-use liability of $157,132 as of September 30, 2020. Operating lease expense for the three months ended September 30, 2020 was $11,561.

The following table provides the maturities of lease liabilities at September 30, 2020:

Maturity of Lease Liabilities
2020	$24,723
2021	96,471
2022	44,756
2023	-
2024	-
2025 and thereafter	-
Total future undiscounted lease payments	165,950
Less: Interest	(8,818)
Present value of lease liabilities	$157,132

NOTE 5 – INVENTORY

At September 30, 2020 and December 31, 2019, our inventory was, as follows:

	September 30, 2020	December 31, 2019
Raw materials	$-	$-
Work-in-process	10,319	-
Finish goods	389,891	263,985
Consignment inventory	10,500
	$410,710	$263,985

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation and amortization, at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
Vehicles	$41,142	$-
Extraction equipment	283,135	263,677
Extraction laboratory	126,707	126,707
Warehouse facility	50,158	50,158
Land and land improvements	1,456,194	1,456,194
Accumulated depreciation and amortization	(147,879)	(87,410)
Property, plant and equipment	$1,809,457	$1,809,326

The Company acquired the extraction equipment, laboratory, and warehouse facility during 2018 and 2019 and made preparations and final testing for future production. Final preparations for certain extraction and warehouse work was completed, and these related assets were placed in service on April 1, 2019, at which time we commenced depreciating this asset.

The amount of related depreciation expense for the three months ended September 30, 2020 and 2019 is $21,225 and $9,073, respectively.

NOTE 7 – CAPITAL LEASE PAYABLE

Capital lease payable consists a capital lease agreement entered into in April 2018 to finance the purchase of various lab and manufacturing equipment. The outstanding balance on the 48-month installment capital lease was $134,955 and $161,570 as of September 30, 2020 and December 31, 2019, respectively. The terms of the 48-month capital lease specify monthly payments of $4,575. The interest rate implicit in the lease is about 15% and the maturity date is February 2022.

In addition, the Company entered into additional 48-month leases in May 2019 for production facilities and storage of product. Monthly payments for the facility and storage totals $1,935.

A summary of minimum lease payments on capital lease payable for future years is as follows:

September 30, 2020
Remainder 2020	$19,530
2021	78,120
2022	32,337
2023	7,740
2024	-
Thereafter	-
Total minimum lease payments	137,727
Less: amount representing interest	(16,959)
Capital lease liability	$120,768

NOTE 8 – NOTES PAYABLE

In October 2017, in connection with our purchase of two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park, the Company issued a first and second trust deed note in the amounts of $700,000 and $200,000, respectively. The first and second trust deed notes are long-term notes and are interest only notes, at 13.0%, and mature in August 2022, with the principal payment due at maturity. For the $700,000 loan, the monthly payment is approximately $7,500. For the $200,000 loan, the monthly payment is approximately $2,200. The 1st and 2nd trust deeds are secured by the land as well as property owned by two officers of the company and three other related parties. Also, each party has personally guaranteed or pledged additional collateral. The notes include a debt discount as of September 30, 2020 of $27,900.

In April 2018, the Company issued a note due 60 days after funding with a principal amount of $250,000 and interest totaling $125,000. As of September 30, 2020, the note has not been repaid and was amended to carry an additional 10% interest rate of the total balance due, Accrued interest for this loan totals $209,375. The note is past due. Two officers of the Company have personally guaranteed the loan.

In September 2019, the Company issued another note of $102,569 to an unrelated party with 5% interest, which has a balance of $86,278. As of September 30, 2020, the note was past due. On October 20, 2020, this note was paid in full.

There are two settlements: one of $136,000 with no interest and another of $74,202 with 10% interest (Item 1. Legal Proceedings).

NOTE 9 – CONVERTIBLE NOTES PAYABLE

During the nine months ended September 30, 2020, one note was converted. In August 2020, 9,100,380 shares were issued to settle $80,754 debt of a note and accrued interest resulting in a loss of $5,225. During 2019, debt and accrued interest in the amount of $429,843 were converted to 9,947,843 shares of common stock. As a result of these conversions, the Company recognized approximately $77 as a gain on extinguishment of debt.

Amortization of note discounts, which is included in interest expense, amounted to $688,864 and $0 for the nine months ended September 30, 2020 and 2019, respectively.

Grapefruit acquired convertible notes in its acquisition of Imaging3, Inc. on July 10, 2019. (See Note 15.) On May 31, 2019, the Company executed a Securities Purchase Agreement (the “SPA”), with Auctus Fund, LLC of Boston MA (the “Investor”) pursuant to the terms of which the Company will sell $4,000,000 of Convertible Notes (the “Notes”) and issue $6,200,000 of callable warrants (“the Warrants”) to the Investor. Pursuant to the SPA, Auctus will purchase the $4,000,000 of Notes from the Company in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,422,750 on the day IGNG filed the registration statement, which was funded on August 16, 2019; the third tranche of $1 million was funded the day the SEC declares the registration statement effective and the fourth tranche of $1,030,000 was funded 90 days after effectiveness. As of September 30, 2020, the first, second and third tranches of this financing were completed. The Company has received gross proceeds of $3,052,750. On October 14, 2020, the Company received the final, $1,000,000, bringing the total gross proceeds to $4,052,750. The Notes have a two-year term and will bear interest at 10%. The notes are redeemable at any time between the date of issuance and maturity at 150% of face value. The Notes will be convertible into shares of IGNG common stock at 95% of the mathematical average of the five lowest trading prices for IGNG common stock on the OTCQB for the period from the Closing to the maturity date of the Note being converted less $0.01 for conversions at less than $0.15 and less $0.02 for conversions at more than $0.15. In relation to the four tranches, there is $1,385,319 of note discounts that will be amortized over the life of the two year notes.

In addition, the Company has eleven other convertible notes comprising $298,673 outstanding and they are currently in default. The interest on these notes vary from 5-10%.

NOTE 10 – NOTES PAYABLE, RELATED PARTY NOTES PAYABLES, AND OPERATING LEASE – RELATED PARTY

Notes payable to officers and directors as of September 30, 2020 and 2019 are due on demand and consisted of the following:

	September 30, 2020	December 31, 2019
Payable to an officer and director	$115,249	$115,249
Payable to an individual affiliate of an officer and director	40,000	40,000
Payable to a company affiliate to an officer and director	306,377	126,377
	$461,626	$281,626

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

Included in related party payable as of September 30, 2020, there is $180,000 of related party expenses. The expenses are non-interest bearing expenses.

NOTE 11 – EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2020, and December 31, 2019, there are no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock.

During the nine months ended September 30, 2020 a total of 900,000 shares were issued for services rendered valued at $33,140; 915,795 shares were issued upon receiving a loan valued at $44,874; , 9,100,380 shares were issued to settle $80,754 debt of a note and accrued interest resulting in a loss of $5,225; and 7,213,933 shares were issued related to for a settlement valued at $640,597.

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

As of September 30, 2020, there were approximately 614 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of September 30, 2020, there were 504,450,437 shares of our common stock outstanding on record.

Stock Compensation for Non-employee

In August 2019, the Company issued 4,500,000 shares of common stock to a cannabis specialist to sit on an advisory board. The value of the shares totaled $382,500 and is to be expensed over a twelve-month period. As of September 30, 2020, the full amount has been expensed.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 1,811,401 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of September 30, 2020, employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $1.00.

Transactions in FY 2019	Quantity	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, December 31, 2019	250,000	$1.00	5.57
Granted
Exercised	-
Cancelled/Forfeited	-
Outstanding, September 30, 2020	250,000	$1.00	4.82
Exercisable, September 30, 2020	250,000	$1.00	4.82

The weighted average remaining contractual life of options outstanding issued under the Plan was 4.82 years at September 30, 2020.

NOTE 12 — WARRANTS

Following is a summary of warrants outstanding at September 30, 2020:

Number of Warrants	Exercise Price	Expiration Date
37,500	$0.10	April 2022
500,00	$0.10	August 2022
575,000	$0.10	April 2023
125,000	$0.10	May 2023
162,500	$0.10	August 2023
2,800,000	$0.40	May 2022
302,776	$0.10	January 2024
12,000,000	$0.10	March 2021
2,160,000	$0.10	June 2021
16,000,000	$0.125	May 2021
15,000,000	$0.15	May 2021
8,000,000	$0.25	May 2021
200,000	$0.10	October 2020

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

NOTE 13 — DERIVATIVE LIABILITIES

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

The following table summarizes activity in the Company’s derivative liability during the nine-month period ended September 30, 2020:

12-31-19 Balance	$1,433,597
Creation/acquisition	876,012
Reclassification of equity	(389,811)
Change in Value	7,846,046
9-30-20 Balance	$9,765,844

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

NOTE 14 – INVESTMENTS

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

Investment in Hemp

In September 2019, the Company invested in hemp product that was purchased and stored by a third party. The Company expects to sell the product by the fourth quarter of 2020.

NOTE 15 – CONCENTRATION

Customers

For the nine months ended September 30, 2020 and 2019, our Company earned net revenues of $1,274,211 and $332,041, respectively. The vast majority of the revenues for these periods were derived from a limited number of customers. Two customers accounted for over 60% of the Company’s total revenues for the period ended September 30, 2020 and a different customer accounted for over 70% of the Company’s total revenue for the period ended September 30, 2019.

Suppliers

For the nine months ended September 30, 2020 and 2019, we purchased products for sale from a limited number of suppliers located in California. A substantial portion of the Company’s inventory was purchased from two suppliers. The two suppliers accounted for over 66% of the Company’s total inventory purchase for both of the nine months ended September 30, 2020 and 2019.

NOTE 16 – EXCLUSIVE LICENSE AGREEMENT

The Company has entered into an exclusive license agreement and is in the final development stage of its topical cream known as Hourglass by Grapefruit ™.  The Hourglass topical cream is a patented full spectrum time-released THC and Cannabinoid delivery cream that provides users with a defined “time released” dose of THC and CBD.  The Hourglass topical cream is an innovative and patented THC and Cannabinoid delivery system that has solved the inherent difficulties of efficient skin absorption of THC and other cannabinoids. Grapefruit developed this innovative product as an efficient means to deliver THC and Cannabinoids to those who need it.  However, this product is not intended for use to cure, mitigate, treat, or prevent disease and we are not claiming otherwise. We anticipate bringing Hourglass by Grapefruit ™ Topical Cream to the California marketplace prior to the end of the fourth quarter of 2020.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed. On October 14, 2020, the Company received the final, $1,000,000, bringing the total gross proceeds under the SPA to $4,052,750.

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

Results of Operations for the Three Months Ended September 30, 2020 as compared to the Three Months Ended September 30, 2019.

The following sets forth selected items from our statements of operations for three months ended September 30, 2020 and for the three months ended September 30, 2019.

	Three months ended	Three months ended
	September 30, 2020	September 30, 2019

Net revenues	$1,306,201	$-
Cost of goods sold	1,123,717	-
Gross profit	182,484	-
Sales expense	67,479	-
General and administrative expense	289,767	756,800
Loss from operations	(174,762)	(756,800)
Change in value of derivatives	(7,014,164)	(2,030,995)
Interest and other expense	(500,768)	(128,521)
Provision for income taxes	-	-
Net loss	$(7,689,694)	$(2,916,316)

Revenue for the three months ended September 30, 2020 was $1,306,201 compared to $0 for the corresponding period in 2019. Sales during the quarter ended September 30, 2020 consisted primarily of bulk flower product. During the quarter ended September 30, 2019, management of the company determined to focus its effort on effectuating the Share Exchange and the reverse merger. Thus, the increase reflects the refocused efforts of the company on its core operations during the quarter ended September 30, 2020, subsequent to its completed efforts to effectuate the reverse merger. We expect that revenues will continue to significantly increase quarter over quarter throughout 2020.

Cost of goods sold for the three months ended September 30, 2020 were $1,123,717 as compared to $0 for the corresponding period in 2019, primarily as a result of the increase in bulk flower sales. During the quarter ended September 30, 2020, we were able to significantly increase our profit margin on product sales. The company had historically sold product at low margins to introduce our product to the market begin gaining brand recognition, which strategy continued into the second quarter of 2020. During the third quarter of 2020, the company consistently posted significant sales with higher margins approaching market prices. We expect these higher and improved margins to continue into the fourth quarter of 2020. During the quarter ended September 30, 2019, the company incurred no cost of goods sold due to the fact that there were no sales as management focused on the reverse merger.

Our resulting gross profit for the three months ended September 30, 2020 and 2019 were $182,484 and $0, respectively. We expect our profit margins in future periods to significantly improve as a result of our current pricing strategies.

Our general and administrative expenses for the three months ended September 30, 2020 were $289,767 compared to $756,800 for the corresponding period in 2019. Included in general and administrative expenses is $280,324 of consulting expense that is not expected to continue into future periods. The higher in costs in 2019 are primarily due to additional consulting and auditing fee related to the reverse acquisition.

Our resulting net loss from operations for the three months ended September 20, 2020 and 2019 were $174,762 and $756,800, respectively, a decrease of $582,038 or 77%.

The Company acquired derivative liabilities with the Share Exchange on July 10, 2019. During the three months ended September 30, 2020 and 2019, we recorded a decrease in the value of derivatives of $7,014,164 and $2,060,995, respectively.

Interest and other expense for the three months ended September 30, 2020 were $500,768 as compared to $128,521 for the corresponding period in 2019, as a result of debt issued to fund the company’s operations.

During the three months ended September 30, 2020, as a result of the COVID-19 pandemic in the U.S., a significant number of the Company’s retail customers’ and potential customers’ stores continued to be challenged by remaining temporarily closed or closing permanently. Those stores that are open are also faced with operating at reduced staff levels and at reduced operating hours, which has continued to negatively impact sales and demand for our cartridges. The continued negative impact on the Company’s results has been as expected during the three months ended September 30, 2020. The Company anticipates that cartridge sales will continue to be negatively impacted as a result of the pandemic.

Results of Operations for the Nine Months Ended September 30, 2020 as compared to the Nine Months Ended September 30, 2019.

The following sets forth selected items from our statements of operations for nine months ended September 30, 2020 and for the nine months ended September 30, 2019.

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019

Net revenues	$2,580,412	$332,041
Cost of goods sold	2,385,804	526,843
Gross profit (loss)	194,608	(194,802)
Sales expense	106,594	12,540
General and administrative expense	974,925	959,360
Loss from operations	(886,911)	(1,166,702)
Change in value of derivatives	(7,946,046)	(2,030,995)
Interest and other expense	(1,237,279)	(368,337)
Net income attributable to noncontrolling interest	-	(9,468)
Net loss	$(10,070,236)	$(3,575,502)

Revenue for the nine months ended September 30, 2020 was $2,580,412, which is over seven time greater than 2019 corresponding period’s revenue of $332,041. The increase reflects the refocused efforts of the company on its core operations subsequent to its completed efforts to effectuate the reverse merger into a public company during the fourth quarter of 2019. The third quarter revenue was greater than the combined first and second quarter revenues in 2020. We expect that revenue for the fourth quarter of 2020 will follow a similar growth pattern from the prior quarters of this year.

Cost of goods sold for the nine months ended September 30, 2020 were $2,385,804 as compared to $526,843. The increase was primarily due to the increase in bulk flower sales.

Our resulting gross profit (loss) for the nine months ended September 30, 2020 and 2019 were $194,608 and $(194,802), respectively. Because of our increased volume of revenues to $2,580,412 in 2020 from $332,041 from the previous year, we were able to cover all fixed cost of goods sold and to achieve a positive gross profit. Due to our continuing increase in revenue and our current product pricing strategies, we expect our profit margins in future periods to continue to improve.

Our sales expenses for the nine months ended September 30, 2020 was $106,594 compared to $12,540 for the corresponding period in 2019. The increase is due to increased sales.

Our general and administrative expenses for the nine months ended September 30, 2020 was $974,925 compared to $959,360 for the corresponding period in 2019.

Our resulting net loss from operations for the nine months ended September 30, 2020 and 2019 were $886,911 and $1,166,702, respectively, decrease of $279,790 or 24%.

The Company acquired derivative liabilities with the Share Exchange on July 10, 2019. During the nine months ended September 30, 2020 and 2019, we recorded a decrease in the value of derivatives of $7,946,046 and $2,030,995, respectively.

Interest and other expense for the nine months ended September 30, 2020 were $1,237,279 as compared to $368,337 for the corresponding period in 2019, which consist primarily of interest expense for the nine months ended September 30, 2020 and includes an impairment charge related to an investment in LVCA of $195,385 for the quarter ended September 30,2019.

During the nine months ended September 30, 2020, as a result of the COVID-19 pandemic in the U.S., a significant number of the Company’s retail customers’ and potential customers’ stores continued to be challenged by remaining temporarily closed or closing permanently. Those stores that are open are also faced with operating at reduced staff levels and at reduced operating hours, which has continued to negatively impact sales and demand for our cartridges. The continued negative impact on the Company’s results has been as expected during the nine months ended September 30, 2020. The Company anticipates that cartridge sales will continue to be negatively impacted as a result of the pandemic.

Liquidity and Capital Resources

Our cash position was $165,843 as of September 30, 2020 from $266,607 as of December 31, 2019. Our total current assets were $601,553 as of September 30, 2020, compared to $543,051 as of December 31, 2019.

Our total current liabilities were $13,623,967 as of September 30, 2020 compared to $5,115,438 as of December 31, 2019. The change is primarily due to the change of value of the derivative liability, an increase in convertible debt and accrued interest, offset by a decrease in subscription payables.

During the nine months ended September 30, 2020, net cash used for operating activities was $846,226, as compared $1,321,462 used during the nine months ended September 30, 2019. Net cash used in investing activities during the nine months ended September 30, 2020 was $25,469, as compared to $206,486 during the nine months ended September 30, 2019. Net cash provided by financing activities during the nine months ended September 30, 2020 was $770,931 as compared to $1,929,413 during the nine months ended September 30, 2019.

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

Going Concern Qualification

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2020, we incurred a net loss of $10,070,236, had a working capital deficit of $13,022,414 and had an accumulated deficit of $17,334,734 at September 30, 2020. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is substantial doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated (2013Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness:

1. As of September 30, 2020, we did not maintain adequate segregation of duties. Accordingly, management has determined that this control deficiently constitutes a material weakness.

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2020, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Administrative Claim of Greenberg Glusker Fields Claman & Machtinger LLP

The Company came to a settlement agreement with Greenberg Glusker Fields Claman & Machtinger LLP (“Greenberg”). Three $68,000 payments are to be made in relation to the timing of the three latter tranches mentioned in “Auctus Financing” or before November 30, 2019. As of now, $68,000 has been paid; late penalties are currently being assessed. In addition, 7,628,567 shares are to be issued as part of the settlement agreement—7,213,933 of the shares were issued as of September 30, 2020.

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

/s/ Bradley J. Yourist	Dated: November 13, 2020
Bradley J. Yourist
Chief Executive Officer

/s/ Kenneth J. Biehl	Dated: November 13, 2020
Kenneth J. Biehl
Chief Financial Officer

