Form 10-K
period 2020-12-31
Grapefruit USA, Inc
filed 2021-04-20
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

Commission file number 000-50099

GRAPEFRUIT USA, INC.

(Exact name of registrant as specified in its charter)

California	95-4451059
(State of Incorporation)	(I.R.S. Employer Identification No.)

1000 Northwest Street, Mid-Town Brandy Wine, Suite 1200-3094, Wilmington, DE 19801

(Address of principal executive offices) (Zip Code)

310-575-1175

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
No par value common stock	GPFT	OTCQB

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of March 24, 2021 was $32,711,852 based on the closing price of $0.15 per share of common stock of Grapefruit USA, Inc. as quoted on the OTC Pink Marketplace on that date.

There were 510,767,041 shares outstanding of the registrant’s Common Stock as of April 15, 2021.

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

We became members of the Indian Canyon and 18th Property Association on September 19, 2017 and have an ownership interest of 1.46% based upon the 77,156 gross parcel square foot of our property located in an approximately 5.3 million square foot facility. As of December 31, 2020, the common areas continue to be built throughout the entire canna-business park and are not complete.

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

Auctus Financing

On May 31, 2019, the Company executed the SPA with Auctus pursuant to the terms of which the Company agreed to sell $4,000,000 of the Notes and issue $6,200,000 of callable warrants (the “Warrants” and, together with the Notes, the “Securities”) to Auctus. Auctus is the Selling Security Holder. In addition, on May 31, 2019, we also entered into a registration rights agreement with Auctus (the “Registration Rights Agreement”) whereby we are obligated to file a registration statement to register the resale of the shares underlying the Securities. On July 25, 2019 (as amended on January 17, 2020), a registration statement was filed to comply with the Registration Rights Agreement . Pursuant to the SPA, Auctus became obligated to purchase the $4,000,000 of Notes from Grapefruit in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,422,750 on the day IGNG filed the registration statement, which was funded on August 16, 2019; the third tranche of $1,030,000 was funded the day the SEC declares the registration statement effective and the fourth tranche of $1 million was funded 90 days after effectiveness. As of December 31, 2020, all tranches of this financing were completed. The Company has received gross proceeds of $4,052,750.

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

Distribution

Grapefruit initially obtained its California wholesale recreational and medicinal cannabis distribution license on January 4, 2018. Thereafter, Grapefruit met all of its ongoing regulatory requirements and filed its application for an annual distribution license. In May 2019, Grapefruit was granted its provisional distribution license, thereby acquiring the regulatory foundation necessary to expand its distribution business. From July 2018 through 2020, Grapefruit used its distribution license to sell bulk cannabis flowers and trim to other distributors and to manufacturers to satisfy their own raw materials requirements. In addition, Grapefruit sold flowers, vape cartridges and concentrates to licensed retailers throughout California.

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

Hourglass by Grapefruit commonly referred to as the Company’s “Patchless Patch” Cannabinoid Delivery System

The Company is currently manufacturing, marketing, and selling “Hourglass™” by Grapefruit, its patented time release THC + Cannabinoid delivery cream commonly referred to as the “Patchless Patch”. Due to complications beyond our control with our former licensed cannabis testing lab partner, CannaSafe, the Company was significantly delayed in its efforts to sell Hourglass into the retail marketplace. The Bureau of Cannabis Control shut down CannaSafe for issues that has nothing to do with the Company. However, CannaSafe was in the process of final regulatory testing for Hourglass when it was shut down. This, in turn, delayed our efforts and timeline to bring Hourglass to the retail marketplace. The Company was ultimately forced to seek out a new State Certified Laboratory and then had to start from ground zero working with the new laboratory’s science team to train them to properly test the Hourglass cream.

Hourglass provides users with a defined “time-released” amount of THC and CBD through the skin to provide the user with the full synergistic and holistic benefits of cannabis. Hourglass™ is an innovative THC and Cannabinoid delivery system that has solved the inherent difficulties of efficient skin absorption of THC and other cannabinoids. Grapefruit developed this innovative product as an efficient means to deliver THC to those who need it. Hourglass™ is currently available in licensed retail and mobile cannabis dispensaries in Los Angeles County, California, USA. Hourglass™ is not intended for use to cure, mitigate, treat, or prevent disease and we are not claiming otherwise.

The Company has also developed a 2018 Farm Bill compliant hemp based CBD version of Hourglass™. We anticipate that the CBD version of Hourglass will be retail ready for sale throughout the United States and Internationally in the second quarter of 2021. The 2018 Farm Bill compliant hemp version of Hourglass™ contains no THC whatsoever which allows for greater flexibility to market and sell this version in traditional sale’s channels. We anticipate that the CBD version of Hourglass will be widely distributed domestically because there is no Federal prohibition on CBD sales across state lines throughout the United States. The Hemp-derived version of Hourglass™ is not intended for use to cure, mitigate, treat, or prevent disease and we are not claiming otherwise.

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

Hourglass

Full Spectrum THC+ Cannabinoid Time Release Topical Delivery Cream provides users with a full body, synergistic entourage effect that was only available by smoking, vaping or consuming cannabis. This is the first and only patented Topical Cream that scientifically delivers the full effects of THC combined with a broad range of cannabinoids for your overall health, wellness, and well-being. Laboratory tested with complete results available on every package via a designated QR Code. There is no other topical cream product on the market with our patented and novel delivery technology that provides users with the holistic benefits of the entourage effect of THC+CBD, CBN, CBG, Delta8, THCV and CBE. Users will no longer be prevented from enjoying the many benefits of cannabis without eating an edible, using a tincture or lighting a joint, pipe or vape and will be able to discreetly apply additional cream for any desired effect. The Company is currently in the process of adapting our proprietary manufacturing protocols to our new hemp-derived CBD cream.

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

4. On February 4, 2021, the Secretary of State of the State of California issued to Grapefruit its Registration of Trademark, Registration Nos. 02009331 and 02009332, for its Hourglass patented time release THC + Cannabinoid delivery cream under “Cannabis infused skin cream.” The term of the Trademark Registrations extends to and includes February 3, 2026.

The Company currently maintains a portfolio of trade secrets relating to the formulas for its CBD gummies, vaporization cartridges and oils as well as its proprietary manufacturing process for its Hourglass creams.

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

Government Approvals and Regulations

The formulation, manufacturing, processing, labelling, packaging, advertising and distribution of our products are subject to regulation by several federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the U.S. Department of Agriculture (“USDA”) and the Environmental Protection Agency (“EPA”). These activities are also regulated by various agencies of the states and localities in which our products are sold. The FDA regulates the processing, formulation, safety, manufacture, packaging, labelling and distribution of dietary supplements (including vitamins, minerals, and herbs) and cosmetics, whereas the FTC has jurisdiction to regulate the advertising of these products.

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

Our advertising is subject to regulation by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act. In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. Additionally, some states also permit advertising and labelling laws to be enforced by private attorney generals, who may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by us. Any of these types of adverse actions against us by governmental authorities or private litigants could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of December 31, 2020, we had 14 full-time employees. Grapefruit has 4 employees at its lab facilities. One of the lab employees is responsible for managing onsite operations at the Warehouse. Grapefruit has a total of 5 inside sales and branding employees as well as 2 employees for operational support. Finally, the Company has 3 outside salespeople located in Northern California. These salespeople are in charge of Grapefruit’s bulk flower and trim sales. Our employees are not represented by a labor union or other collective bargaining groups at this point in time, and we consider relations with our employees to be good. We currently plan to retain and utilize the services of outside consultants for additional research, testing, regulatory, legal compliance and other services on an as needed basis.

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

As of March 24, 2021, there were approximately 610 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 24, 2021, there were 510,797,041 shares of our common stock outstanding on record. As of March 24, 2021, the Company has 1,000,000,000 shares of authorized common stock.

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

Stock Options

As of December 31, 2020, former employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $1.00.

Transactions in FY 2019	Quantity	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, December 31, 2019	250,000	$1.00	5.57
Granted
Exercised	-
Cancelled/Forfeited	-
Outstanding, December 31, 2020	250,000	$1.00	4.57
Exercisable, December 31, 2020	250,000	$1.00	4.57

The weighted average remaining contractual life of options outstanding issued under the Plan was 4.57 years at December 31, 2020.

Warrants

Following is a summary of warrants outstanding at December 31, 2020:

Number of Warrants	Exercise Price	Expiration Date
37,500	$0.10	April 2022
500,00	$0.10	August 2022
575,000	$0.10	April 2023
125,000	$0.10	May 2023
162,500	$0.10	August 2023
2,800,000	$0.40	May 2022
302,776	$0.10	January 2024
12,000,000	$0.10	March 2021
2,160,000	$0.10	June 2021
16,000,000	$0.125	May 2021
15,000,000	$0.15	May 2021
8,000,000	$0.25	May 2021

Grapefruit acquired warrants to issue common stock upon exercise in its acquisition of Imaging3, Inc. on July 10, 2019. As part of the SPA, the Company also issued 16,000,000 warrants to purchase 16,000,000 shares of the Company’s common stock at an exercise price of $0.125 per share, 15,000,000 warrants to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share, 8,000,000 warrants to purchase 8,000,000 shares of the Company’s common stock at an exercise price of $0.25 (collectively, the “Warrants”) per share for a period of two year from the date of issuance. The Warrants are “cash only” and are callable if Grapefruit stock trades on the OTCQB at 200% or more of a given exercise price for 5 consecutive days.

In the first quarter of 2021, Auctus exercised 2,000,000 warrants at $.125 in relation to the SPA. On April 15, 2021, the Company restructured a large majority of their convertible notes, and as part of the agreement an additional 20,000,000 warrants were issued with an exercise price of $0.075 per share. In relation to these 20,000,000 warrants, the holder may elect to receive warrant shares pursuant to a cashless exercise, in lieu of a cash exercise, equal to the value of this warrant.

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

The carrying amount of our cash and cash equivalents approximates fair value because of the short-term nature of the instruments. The carrying amount of our notes payable at December 31, 2020, approximates their fair values based on comparable borrowing rates available to the company. The Company evaluated the fair market value of LVCA using Level 3 inputs. From that measurement, the Company recorded an impairment of LVCA.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2020 and 2019.

Inventory – Inventory is comprised of raw material, work in process and finished goods. The following sets forth selected items from our inventory for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Raw material	$16,892	-
Work in process	23,566	-
Finished goods	461,657	263,985
	$502,115	$263,985

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

Cost of Goods Sold –Our cost of goods sold includes the costs directly attributable to revenue recognized and includes expenses related to the production, packaging and labelling of cannabis products; personnel-related costs, fees for third-party services, such as testing and transportation costs related to our distribution services.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no significant impact on our income taxes for the year ended December 31, 2020 and 2019, respectively.

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

Accounts Receivable and Revenue – The accounts receivable balance was $39,480 as of December 31, 2020 and $0 as of December 31, 2019.In 2020, 99% of accounts receivable consisted of one customer. In 2020, 63% of the net revenues generated with two customers. In 2019, 70% of net revenues generated were the result of transactions with one customer.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. ASU 2020-06 amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for the Company for annual and interim reporting periods beginning December 15, 2021. The Company is currently evaluating the impact ASU 2018-13 will have on its financial statements.

Recently Issued Accounting Pronouncements Adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 became effective for the Company in the third quarter of 2020 and had no impact on the financial statements

Company performs ongoing credit evaluations of its customers and historic credit losses have been within management’s expectations. The Company has a revenue receivables policy for service and warranty contracts. Equipment sales usually have a one-year warranty of parts and service. After a one-year period, the Company contacts the buyer to initiate the sale of a new warranty contract for one year. Warranty revenues are deferred and recognized on a straight-line basis over the term of the contract or as services are performed.

Other Accounting Factors

The effects of inflation have not had a material impact on our operation, nor are they expected to in the immediate future.

Results of Operations for the Year Ended December 31, 2020 as compared to the Year Ended December 31, 2019.

The following sets forth selected items from our statements of operations for the years ended December 31, 2020 and 2019.

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Net revenues	$3,672,353	$451,196
Cost of goods sold	3,391,888	708,567
Gross profit (loss)	280,465	(257,371)
Sales expense	169,350	-
General and administrative expense	1,317,327	1,618,981
Loss from operations	(1,206,212)	(1,876,352)
Change in value of derivatives	(40,394,176)	(1,626,634)
Gain (loss) on extinguishment of debt	39,640,477	(355,700)
Interest and other income (expense)	(2,097,085)	(740,879)
Net income attributable to noncontrolling interest	-	(9,468)
Net loss	$(4,056,996)	$(4,609,033)

Revenue for the year ended December 31, 2020 was $3,672,353 compared to $451,196 for the corresponding year in 2019, an increase of $3,221,157, or 714%. The increase was primarily due to the ability of management to focus on its business plan for an entire year, as compared with the prior year in which management effectuated the reverse merger. During the fourth quarter of 2020, the company introduced its new HourGlass product, a full spectrum THC+ cannabinoid time release topical delivery cream, from which we expect continued significant growth in revenues in 2021.

Cost of goods sold for the year ended December 31, 2020 were $3,391,888 as compared to $708,567 for the corresponding year in 2019, an increase of $2,668,122, or 369%. Included in cost of goods sold for the years ended December 31, 2020 and 2019 are plant operation and other direct overhead expenses incurred to maintain our production facilities. These fixed carrying costs affect our gross margin more significantly at lower revenues than at our anticipated full operating activity levels. Consequently, we expect our gross margins to significantly improve in 2021. For the year ended December 31, 2020, our revenue ramp resulted in increased sales to more than cover those fixed costs resulting in a positive gross profit, while in 2019, when the Company had just begun processing product and incurred the additional fixed costs for running, maintaining and financing the warehouse and extraction facility.

Our resulting gross profit (loss) for the year ended December 31, 2020 was $280,465 compared with $(257,371) for the year ended December 31, 2019, an increase of $553,036, or 203%.

Our sales expenses for the year ended December 31, 2020 was $169,350 compared to $0 for the corresponding period in 2019. As management focused on growth and development of new products, the Company hired additional employees to focus on sales.

Our general and administrative expenses for the year ended December 31, 2020 was $1,317,327 compared to $1,618,981 for 2019, a decrease of $117,105, or 7%. The decrease in costs are primarily due to the cost of the reverse merger incurred in 2019.

Our resulting net loss from operations for the year ended December 31, 2020 and 2019 were $1,206,212 and $1,876,352, respectively, an improvement of $670,140, or 36%.

As part of the reverse merger in July 2019, the Company acquired derivative liabilities substantially in the form of convertible notes and related warrants with variable conversion features. On April 15, 2021, the company renegotiated the debt agreement with the lender modifying the convertible notes conversion price from a variable rate to a fixed rate conversion price for $4,502,750 of convertible notes, with an effective date of December 31, 2020. As a result of the agreement, the Company recorded a noncash expense for the change in the value of derivative instruments of $40,372,883, which was simultaneously offset by a noncash gain of $39,640,477 from the extinguishment of debt, resulting a net loss of $753,699 from the renegotiation of the debt. (See Note 14 to financial statements.)

During the year ended December 31, 2020, we recorded a loss on the change in the value of derivatives of $40,394,176 compared to the $1,626,634 loss in 2019. Future gains or losses related to the change in the value of derivatives will be minimal after renegotiating the terms of the convertible notes.

Liquidity and Capital Resources

Our cash position increased to $299,895 as of December 31, 2020 from $266,607 as of December 31, 2019. The increase in cash was primarily due to the issuance of debt offset by operating activities. Our total current assets increased to $948,862 as of December 31, 2020, from $543,051 as of December 31, 2019.

Our total current liabilities decreased to $4,379,581 as of December 31, 2020 from $5,115,438 as of December 31, 2019. This decrease is primarily due to the modified conversion price of the convertible notes and elimination of the related derivatives.

During the year ended December 31, 2020, we used $1,625,908 of net cash for operating activities, as compared to cash used by operations of $1,307,990 used during the year ended December 31, 2019. Net cash used in investing activities during the year ended December 31, 2020 was $30,926, as compared to $481,515 during the year ended December 31, 2019. Net cash provided by financing activities during the year ended December 31, 2020 was $1,690,122, as compared to $1,990,190 during the year ended December 31, 2019.

We expect our working capital requirements in the next year to be met primarily by the proceeds of issuance of debt, equity and other securities to our existing creditor, shareholders, and other investors, as well as from cash flow from operations. We expect to need additional working capital from outside sources to cover our anticipated operating expenses. There is no assurance that the Company will be able to raise sufficient additional capital or financing to continue in business or to effectively execute its business plan.

Going Concern Qualification

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2020, we incurred a net loss of $4,056,955, had a working capital deficit of $3,430,719 and had an accumulated deficit of $11,494,349 at December 31, 2020. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

Management’s plan regarding this matter is to, amongst other things, seek additional equity financing by selling our equity securities and obtaining funds through the issuance of debt. We cannot be certain that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders may be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences and/or privileges senior to those of the holders of our common stock. Our ability to execute our business plan and continue as a going concern may be adversely affected if we are unable to raise additional capital or operate profitably.

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

In connection with and dependent upon the successful consummation of the above transaction, on May 31, 2019, the Company executed the SPA with Auctus pursuant to the terms of which the Company agreed to sell $4,000,000 of the Notes and issue $6,200,000 of callable warrants (the “Warrants” and, together with the Notes, the “Securities”) to Auctus. Auctus is the Selling Security Holder. In addition, on May 31, 2019, we also entered into a registration rights agreement with Auctus (the “Registration Rights Agreement”) whereby we are obligated to file a registration statement to register the resale of the shares underlying the Securities. On July 25, 2019 (as amended on January 17, 2020), a registration statement was filed to comply with the Registration Rights Agreement . Pursuant to the SPA, Auctus became obligated to purchase the $4,000,000 of Notes from Grapefruit in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,422,750 on the day IGNG filed the registration statement, which was funded on August 16, 2019; the third tranche of $1,030,000 was funded the day the SEC declares the registration statement effective and the fourth tranche of $1 million was funded 90 days after effectiveness. As of December 31, 2020, all tranches of this financing were completed. The Company has received gross proceeds of $4,052,750.

In the first quarter of 2021, Auctus exercised 2,000,000 warrants at $.125 in relation to the “SPA.” In addition, the company issued a $450,000 convertible to Auctus bearing 12% interest and 2-year maturity date. Principal payments shall be made in six (6) installments each in the amount of $75,000 commencing one hundred and eighty (180) days following the Issue Date and continuing thereafter each thirty (30) days for six (6) months. Notwithstanding the forgoing, the final payment of Principal and Interest shall be due on the Maturity Date. The conversion price is the lower of (i) the lowest trading price prior to the date of the note or (ii) the volume weighted average price for the 5 days prior to conversion. (Item 14. Subsequent Events)

Off-Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPEFRUIT USA, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Grapefruit USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Grapefruit USA, Inc. and its subsidiary (“the Company”) as of December 31, 2020 and December 31, 2019 and the related statements of operations, stockholders’ deficit, cash flow and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the year ended December 31, 2020 and December 31, 2019. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The firm has served this client since January 2020.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants Plantation, FL

The United States of America A

April 19, 2021

GRAPEFRUIT USA, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND DECEMBER 31, 2019

	December 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash	$299,895	$266,607
Accounts receivable	39,408	-
Inventory	502,115	263,985
Licensee Agreement	63,800
Other	43,644	12,459
Total current assets	948,862	543,051
NON-CURRENT ASSETS:
Property, plant and equipment, net	1,790,930	1,809,326
Operating right of use - assets	131,786	219,961
Investment in hemp	169,950	169,950
Other	7,459	-
TOTAL ASSETS	$3,048,987	$2,742,288

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable	$256,436	$351,569
Accrued loan interest	758,107	398,720
Related party payable	488,433	281,626
Legal settlements - current portion	180,740	159,543
Subscription payable	791,992	891,738
Derivative liability	118,641	1,433,597
Capital lease - current portion	67,071	55,565
Operating right of use - liability - current portion	82,038	98,031
Convertible notes - current portion	829,072	371,173
Accounts payable and accrued expenses	807,051	1,073,876
Total current liabilities	4,379,581	5,115,438

Legal settlements - long-term	29,226	50,659
Capital lease	38,835	106,005
Operating right of use - liability	52,724	123,210
Long-term notes payable, net	904,633	866,700
Long-term convertible notes, net of discount	2,323,735	914,303
Total long-term liabilities	3,349,153	2,060,877

TOTAL LIABILITIES	7,728,734	7,176,315

STOCKHOLDERS’ DEFICIT

Stock compensation for non-employee	-	(244,167)
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 505,700,437 and 486,320,329 shares issued and outstanding as of December 31, 2020 and 2019, respectively)	50,570	48,632
Preferred stock ($0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and 2019)	-	-
Additional paid in capital	6,591,177	3,026,006
Accumulated deficit	(11,321,494)	(7,264,498)
Total stockholders’ deficit	(4,679,747)	(4,434,027)
TOTAL LIABILITIES AND STOCKHOLERS’ DEFICIT	$3,048,987	$2,742,288

The accompanying notes are an integral part of these consolidated audited financial statements.

GRAPEFRUIT USA, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

	Twelve months ended	Twelve months ended
	December 31, 2020	December 31, 2019
Revenues
Bulk sales	$3,667,164	$442,355
Distribution services	5,189	8,841
Total revenues	3,672,353	451,196
Cost of goods sold	3,391,888	708,567
Gross profit (loss)	280,465	(257,371)
Operating expenses:
Sales	169,350	-
General and administrative	1,317,327	1,618,981
Total operating expenses	1,486,677	1,618,981

Loss from operations	(1,206,212)	(1,876,352)
Other income (expense):
Interest expense	(2,097,085)	(571,047)
Change in value of derivative instruments	(40,394,176)	(1,626,634)
Gain (loss) on extinguishment of debt	39,640,477	(355,700)
Impairment charge - LVCA	-	(169,832)
Total other income (expense)	(2,850,784)	(2,723,213)

Income (loss) before income taxes	(4,056,996)	(4,599,565)

Tax provision	-	-

Net income (loss)	(4,056,996)	(4,599,565)

Less: Net income attributable to noncontrolling interests	-	(9,468)

Net income (loss) attributable to Grapefruit USA, Inc.	$(4,056,996)	$(4,609,033)

Net loss per share - Basic and diluted	$(0.01)	$(0.03)
Weighted average common stock outstanding - Basic and diluted	498,230,051	140,042,737

The accompanying notes are an integral part of these consolidated audited financial statements.

GRAPEFRUIT USA, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

	Twelve months ended	Twelve months ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,056,996)	$(4,609,033)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	82,889	62,699
Fixed asset deposit forfeiture	-	97,000
Amortization/acquisition of right of use asset	88,175	(219,961)
Change in value of derivative	40,394,176	1,626,634
Non-cash interest	1,576,091	289,009
(Gain) Loss on extinguishment of debt	(39,640,477)	355,700
Stock-based compensation for services	244,167	138,333
Loss on investment in LVCA		169,832
Changes in operation assets and liabilities:
Accounts Receivables	(39,408)	-
Inventory	(238,130)	(263,985)
Other	(102,443)	(8,636)
Legal settlement		(69,370)
Accounts payable and accrued expenses	(293,339)	953,511
Accrued loan interest expense	359,387	170,277
Net cash used for used for operating activities	(1,625,908)	(1,307,990)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land and equipment	(30,926)	(293,765)
Investment in joint venture	-	(169,950)
Capitalized expenses in LVCA	-	(17,800)
Net cash used for investing activities	(30,926)	(481,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of capital lease liability	(55,665)	(40,120)
Reduction/acquisition of right of use liability	(86,479)	221,241
Proceeds from convertible notes, net	1,727,264	1,472,500
Proceeds from loans, net	105,002	101,569
Proceeds from issuance of stock		235,000
Net cash proceeds from financing activities	1,690,122	1,990,190

NET INCREASE (DECREASE) IN CASH	33,288	200,685

CASH, BEGINNING BALANCE	266,607	65,922

CASH, ENDING BALANCE	$299,895	$266,607

SUPLEMENTAL DISCLOSURE ON NON-CASH FINANCING ACTIVITY
Cash paid for interest expense	185,820	146,503
Debt converted to common stock	640,597	-
Compensation paid through issuance of common stock	347,792	137,883
Notes and accrued interest converted to common stock	79,754	429,843
Capitalization of interest for land improvements		150,827
Reclassification of derivative liabilities to APIC	423,340	1,890,461

The accompanying notes are an integral part of these consolidated audited financial statements.

GRAPEFRUIT USA, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

	Equity (Deficit) Attributable to Grapefruit USA, Inc.

					Total
	Common Stock		Additional		Stockholders’	Non-	Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Equity (Deficit)	controlling Interest	Equity (Deficit)

Balance as of December 31, 2018	362,979,119	36,298	2,813,701	(2,655,465)	194,534	15,085	209,619

Reorganization due to Recapitalization	97,393,688	9,739	(4,442,133)	-	(4,432,394)	-	(4,432,394)

Shares issued for cash			235,000		235,000	-	235,000

Shares from the conversion of notes	9,947,842	995	429,837	-	430,832	-	430,832

Shares issued for services	5,500,000	550	206,950	-	207,500	-	207,500

Shares issued for Settlement	10,499,680	1,050	1,648,023	-	1,649,073	-	1,649,073

Reclassification of derivative liability associated with debt conversion	-	-	1,890,461	-	1,890,461	-	1,890,461

Noncontrolling interest LVCA	-	-	-	-	-	(15,085)	(15,085)

Net loss	-	-	-	(4,609,033)	(4,609,033)	-	(4,609,033)

Balance as of December 31, 2019	486,320,329	$48,632	$2,781,839	$(7,264,498)	$(4,434,027)	$-	$(4,434,027)

Shares issued for services	1,150,000	115	287,917	-	288,032	-	288,032

Shares issued for license agreement	1,000,000	100	15,900	-	16,000	-	16,000

Shares issued for settlement	7,213,933	721	565,572	-	566,293	-	566,293

Shares issued with debt	915,795	92	44,782	-	44,874	-	44,874

Shares from the conversion of notes	9,100,380	910	79,844	-	80,754	-	80,754

Reclassification from derivative liability		-	423,340	-	423,340	-	423,340

Beneficial conversion feature related to warrants			2,391,983	-	2,391,983	-	2,391,983

Net loss	-	-	-	(4,056,996)	(4,056,996)	-	(4,056,996)

Balance as of December 31, 2020	505,700,437	$50,570	$6,591,177	$(11,321,494)	$(4,679,747)	$-	$(4,679,747)

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

We became members of the Indian Canyon and 18th Property Association on September 19, 2017 and have an ownership interest of 1.46% based upon the 77,156 gross parcel square foot of our property located in an approximately 5.3 million square foot facility. As of December 31, 2020, the common areas continue to be built throughout the entire canna-business park and are not complete.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The audited financial statements as of December 31, 2020 and December 31, 2019, and for the year ended December 31, 2020 and December 31, 2019, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended December 31, 2019.

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

Inventory – Inventory is comprised of raw material, work in process and finished goods. The following sets forth selected items from our inventory for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Raw material	$16,892	-
Work in process	23,566	-
Finished goods	461,657	263,985
	$502,115	$263,985

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

Cost of Goods Sold – Our cost of goods sold includes the costs directly attributable to revenue recognized and includes expenses related to the production, packaging and labelling of cannabis products; personnel-related costs, fees for third-party services, such as testing and transportation costs related to our distribution services.

Basic and Diluted Net Income Per Share – Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share assumes that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. During 2019, potentially dilutive securities were excluded from the computation of weighted average shares outstanding-diluted because their effect was anti-dilutive.

	December 31, 2020	December 31, 2019
Numerator:
Net income attributable to common shareholders	$(4,229,851)	(4,609,033)
Denominator:
Weighted-average number of common shares outstanding during the period	498,230,051	140,042,737
Dilutive effect of stock options, warrants, and convertible promissory notes	-	-
Common stock and common stock equivalents used for diluted earnings per share	$498,230,051	$140,042,737

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

	Level 1	Level 2	Level 3	Total
Derivative Liabilities 2020	$-	$-	$118,641	$118,641
Derivative Liabilities 2019	$-	$-	$1,433,597	$1,433,597

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no significant impact on our income taxes for the year ended December 31, 2020 and 2019, respectively.

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

Accounts Receivable and Revenue – The accounts receivable balance was $39,480 as of December 31, 2020 and $0 as of December 31, 2019. In 2020, 99% of accounts receivable consisted of one customer. In 2020, 63% of the net revenues generated with two customers. In 2019, 70% of net revenues generated were the result of transactions with one customer.

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

3. INCOME TAXES

The Company has generated losses before income tax of approximately $4,057,000 and $4,609,000 as of December 31, 2020 and 2019, respectively. The company recognized a deferred tax asset of approximately $257,100 and $442,500 for the related NOL carry forward as of December 31, 2020 and 2019, respectively. The Company operates in the cannabis industry, which incurs regulatory taxes in addition to comparable taxes of other industries.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act was enacted, which contains significant changes to U.S. tax law and was leveraged in our tax provision process.

The Company’s effective income tax differs from the statutory federal income tax as follows:

	2020	2019
Net loss	$4,057,000	$4,609,000

Expected federal tax expense	(852,000)	(967,900)
Increase (decrease) in income tax resulting from:
Permanent differences	910,000	852,400
State and local income taxes, net of Federal benefit	(283,300)	(321,900)
Change in valuation allowance	224,400	437,400
Current year tax provision	$-	$-

In 2020, the net operating loss led to a deferred tax asset of approximately $257,100 and a deferred tax liability of $32,700 related to property and equipment. In 2019, the net operating loss led to a deferred tax asset of approximately $442,500 and includes a deferred tax asset of $58,000 related to the impairment loss of LVCA and a deferred tax liability of $59,800 related to property and equipment. On December 31, 2020 and 2019, based on the guidance in ASC 740-10-45-10A, we provided an allowance of $224,400 and $437,400, respectively, related to these tax benefits given the uncertainty of utilizing the asset.

4. NOTES PAYABLE

In October 2017, in connection with our purchase of two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park, the Company issued a first and second trust deed note in the amounts of $700,000 and $200,000, respectively. The first and second trust deed notes are long-term notes and are interest only notes, at 13.0%, and mature in August 2022, with the principal payment due at maturity. For the $700,000 loan, the monthly payment is approximately $7,500. For the $200,000 loan, the monthly payment is approximately $2,200. The 1st and 2nd trust deeds are secured by the land as well as property owned by two officers of the company and three other related parties. Also, each party has personally guaranteed or pledged additional collateral. The notes include a debt discount as of December 31, 2020 of $22,500.

In April 2018, the Company issued a note due 60 days after funding with a principal amount of $250,000 and interest totalling $125,000. As of September 30, 2019, the note has not been repaid and was amended to add an interest rate of 10% of the total balance due, which is included in our current liabilities. The note is past due. Two officers of the Company have personally guaranteed the loan.

In September 2019, the Company issued another note of $102,569 to an unrelated party with 5% interest, which was repaid in full on October 20, 2020.

5. NOTES PAYABLE, RELATED PARTY PAYABLES, AND OPERATING LEASE – RELATED PARTY

Notes payable to officers and directors as of December 31, 2020 and related party payables to officers and directors as of December 31, 2019 are due on demand and consisted of the following:

	Related Party Notes Payable December 31, 2020	Related Party Payables December 31, 2019
Payable to an officer and director	$82,056	$115,249
Payable to an individual affiliate of an officer and director	40,000	40,000
Payable to a company affiliate to an officer and director	366,377	126,377
	$488,433	$281,626

Related party notes payable bear interest at 10%.

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

Included in related party payable as of December 31, 2020, there is $240,000 of related party expenses. The expenses bear a 10% annual interest rate consistent with the other related party notes. As of February 2021, the Board of Directors has decided to retire all related party debt through the issuance of stock.

6. LEGAL SETTLEMENTS

As of December 31, 2020, legal settlements consist of a $73,966 balance and $673,021 balance bearing interest at 10% and 6%, respectively. (Note 12 Commitments and contingencies).

7. CONVERTIBLE NOTES PAYABLE

In August 2020, 9,100,380 shares were issued to settle $80,754 debt of a note and accrued interest resulting in a loss of $5,225. During 2019, debt and accrued interest in the amount of $429,843 were converted to 9,947,843 shares of common stock. As a result of these conversions, the Company recognized approximately $77 as a gain on extinguishment of debt.

Amortization of note discounts, which is included in interest expense, amounted to $1,425,224 during the year ended December 31, 2020 and $278,209 for the year ended December 31, 2019.

Grapefruit acquired convertible notes in its acquisition of Imaging3, Inc. on July 10, 2019. (See Note 15.) On May 31, 2019, the Company executed the SPA with Auctus pursuant to the terms of which the Company agreed to sell $4,000,000 of the Notes and issue $6,200,000 of callable warrants (the “Warrants” and, together with the Notes, the “Securities”) to Auctus. Auctus is the Selling Security Holder. In addition, on May 31, 2019, we also entered into a registration rights agreement with Auctus (the “Registration Rights Agreement”) whereby we are obligated to file a registration statement to register the resale of the shares underlying the Securities. On July 25, 2019 (as amended on January 17, 2020), a registration statement was filed to comply with the Registration Rights Agreement . Pursuant to the SPA, Auctus became obligated to purchase the $4,000,000 of Notes from Grapefruit in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,422,750 on the day IGNG filed the registration statement, which was funded on August 16, 2019; the third tranche of $1,030,000 was funded the day the SEC declares the registration statement effective and the fourth tranche of $1 million was funded 90 days after effectiveness. As of December 31, 2020, all tranches of this financing were completed. The Company has received gross proceeds of $4,052,750. The Notes have a two-year term and will bear interest at 10%.

On April 15, 2021, the company renegotiated the debt agreement related to these notes modifying the convertible notes conversion price from a variable rate to a fixed rate conversion price with an effective date of December 31, 2020. As a result of the agreement, the Company recorded a noncash expense for the change in the value of derivative instruments of $40,372,883, which was simultaneously offset by a noncash gain of $39,640,477 from the extinguishment of debt, resulting a net loss of $753,699 from the renegotiation of the debt.

On February 26, 2021, the company issued a convertible note for $450,000 (Note 14 Subsequent Events).

In addition, the Company has eleven other convertible notes comprising $296,000 outstanding and they are currently in default. The interest on these notes varies from 5-10%. As of March 12, 2021, we are in the process of converting eight of the notes amounting to $241,000.

8. GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2020, we incurred a net loss of $4,056,955, had a working capital deficit of $3,430,719 and had an accumulated deficit of $11,494,349 at December 31, 2020. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

Management’s plan regarding this matter is to, amongst other things, seek additional equity financing by selling our equity securities and obtaining funds through the issuance of debt. We cannot be certain that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders may be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences and/or privileges senior to those of the holders of our common stock. Our ability to execute our business plan and continue as a going concern may be adversely affected if we are unable to raise additional capital or operate profitably.

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

In connection with and dependent upon the successful consummation of the above transaction, on May 31, 2019, the Company executed the SPA with Auctus pursuant to the terms of which the Company agreed to sell $4,000,000 of the Notes and issue $6,200,000 of callable warrants (the “Warrants” and, together with the Notes, the “Securities”) to Auctus. Auctus is the Selling Security Holder. In addition, on May 31, 2019, we also entered into a registration rights agreement with Auctus (the “Registration Rights Agreement”) whereby we are obligated to file a registration statement to register the resale of the shares underlying the Securities. On July 25, 2019 (as amended on January 17, 2020), a registration statement was filed to comply with the Registration Rights Agreement . Pursuant to the SPA, Auctus became obligated to purchase the $4,000,000 of Notes from Grapefruit in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,422,750 on the day IGNG filed the registration statement, which was funded on August 16, 2019; the third tranche of $1,030,000 was funded the day the SEC declares the registration statement effective and the fourth tranche of $1 million was funded 90 days after effectiveness. As of December 31, 2020, all tranches of this financing were completed. The Company has received gross proceeds of $4,052,750.

In the first quarter of 2021, Auctus exercised 2,000,000 warrants at $.125 in relation to the “SPA.” In addition, the company issued a $450,000 convertible to Auctus bearing 12% interest and 2-year maturity date. Principal payments shall be made in six (6) installments each in the amount of $75,000 commencing one hundred and eighty (180) days following the Issue Date and continuing thereafter each thirty (30) days for six (6) months. Notwithstanding the forgoing, the final payment of Principal and Interest shall be due on the Maturity Date. The conversion price is the lower of (i) the lowest trading price prior to the date of the note or (ii) the volume weighted average price for the 5 days prior to conversion. (Item 14. Subsequent Events)

9. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2020, and 2019, there are no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock.

During the year ended December 31, 2020 a total of 1,150,000 shares were issued for services rendered valued at $288,032; 915,795 shares were issued upon receiving a loan valued at $44,874; 9,100,380 shares were issued to settle $80,754 debt of a note and accrued interest resulting in a loss of $5,225; and 7,213,933 shares were issued related to for a settlement valued at $566,294. In 2021, 1,000,000 shares were issued for a licensing agreement valued at $38,700 put into effect in 2020.

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

As of December 31, 2020, there were approximately 614 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of December 31, 2019, there were 504,700,437 shares of our common stock outstanding on record.

Stock Compensation for Non-employee

In August 2019, the Company issued 4,500,000 shares of common stock to a cannabis specialist to sit on an advisory board. The value of the shares totaled $382,500 and is to be expensed over a twelve-month period. As of December 31, 2020, the full amount has been expense.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 1,811,401 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of December 31, 2020, employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $1.00.

Transactions in FY 2020	Quantity	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, December 31, 2019	250,000	$1.00	5.57
Granted
Exercised	-
Cancelled/Forfeited	-
Outstanding, December 31, 2020	250,000	$1.00	4.57
Exercisable, December 31, 2020	250,000	$1.00	4.57

The weighted average remaining contractual life of options outstanding issued under the Plan was 4.57 years at December 31, 2020.

10. WARRANTS

Following is a summary of warrants outstanding at December 31, 2020:

Number of Warrants	Exercise Price	Expiration Date
37,500	$0.10	April 2022
500,00	$0.10	August 2022
575,000	$0.10	April 2023
125,000	$0.10	May 2023
162,500	$0.10	August 2023
2,800,000	$0.40	May 2022
302,776	$0.10	January 2024
12,000,000	$0.10	March 2021
2,160,000	$0.10	June 2021
16,000,000	$0.125	May 2021
15,000,000	$0.15	May 2021
8,000,000	$0.25	May 2021

Grapefruit acquired warrants to issue common stock upon exercise in its acquisition of Imaging3, Inc. on July 10, 2019. As part of the SPA, the Company also issued 16,000,000 warrants to purchase 16,000,000 shares of the Company’s common stock at an exercise price of $0.125 per share, 15,000,000 warrants to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share, 8,000,000 warrants to purchase 8,000,000 shares of the Company’s common stock at an exercise price of $0.25 (collectively, the “Warrants”) per share for a period of two year from the date of issuance. The Warrants are “cash only” and are callable if Grapefruit stock trades on the OTCQB at 200% or more of a given exercise price for 5 consecutive days.

In the first quarter of 2021, Auctus exercised 2,000,000 warrants at $.125 in relation to the SPA. On April 15, 2021, the Company restructured a large majority of their convertible notes, and as part of the agreement an additional 20,000,000 warrants were issued with an exercise price of $0.075 per share. In relation to these 20,000,000 warrants, the holder may elect to receive warrant shares pursuant to a cashless exercise, in lieu of a cash exercise, equal to the value of this warrant.

11. DERIVATIVE LIABILITIES

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

As of April 15, 2020, the company has, for the past six weeks, been in the process of renegotiating certain key terms of its approximately $4,500,000 of convertible notes (the “Notes”) issued to its sole institutional investor in 2019, 2020 and 2021. A key element of these negotiations has been modifying the note conversion price from a variable rate to a fixed rate conversion price. It has required more time than expected for the parties to reach agreement on this issue than originally anticipated, but after several weeks of talks, the parties reached agreement today, April 15, 2021 on a fixed conversion price (See “Note 7. Convertible Notes Payable” for terms). These highly favorable terms has also eliminated several derivatives, and the company does not to anticipate seeing large cashless gains or losses from the changes in fair value of the derivatives.

The following table summarizes activity in the Company’s derivative liability during the year ended December 31, 2020:

12-31-19 Balance	$1,433,597
Creation	1,434,345
Reclassification of equity	(1,652,615)
Settlement of debt	(41,490,862)
Change in Value	40,394,176
12-31-2020 Balance	$118,641

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

Term	0.01 years -5.0 years
Dividend Yield	0%
Risk-free rate	2.33% - 2.49%
Volatility	65-220%

12. COMMITMENTS AND CONTINGENCIES

Alpha Capital Anstalt and Brio Capital Master Fund, LTD

On September 13, 2017, Alpha Capital Anstalt and Brio Capital Master Fund, LTD, two minority members of a group of investors in the Company (the “Plaintiff”) filed a lawsuit seeking damages and injunctive relief in the United States District Court for the Southern District of New York claiming that the Company breached certain Note and Warrant agreements among the parties to the action. The holders of the majority of the investment involved in the above lawsuit chose not to join in the lawsuit and have informed the Company that they believe the lawsuit to be baseless. On November 21, 2017, the Court denied the Plaintiff’s request for injunctive relief against the Company. As a result, the case essentially became an action for money damages against the Company, which the Company believed to be without merit and defended vigorously. However, on July 27, 2018 United States District Court for the Southern District of New York granted the plaintiffs motion for summary judgement, awarding them approximately $1.4 million dollars. On April 15, 2019 the Company executed a settlement agreement (the “Settlement Agreement”) with the defendants to settle the matter by agreeing to pay the defendants an aggregate of $200,000 and issuing them an aggregate of 7,705,698 of the Company’s common shares (subject to certain possible adjustments to the amount of shares to be issued to the Defendants by the Company). The Company paid this $200,000 to the defendants and issued the 7,705,698 shares to the defendants in the fourth quarter of 2019. Subsequently, the defendant’s claimed the aforementioned share adjustment had been triggered and made a demand that the Company issue additional shares pursuant to the terms of the Settlement. In March 2021, the Company agreed to issue an additional aggregate of 2,822,654 shares the Company’s stock to these defendants in final settlement of the dispute.

Administrative Claim of Greenberg Glusker Fields Claman & Machtinger LLP

The Company came to a settlement agreement with Greenberg Glusker Fields Claman & Machtinger LLP (“Greenberg”). The full debt of $1,117,547 bearing on interest of 6% is to be repaid. Three $68,000 payments are to be made in relation to the timing of the three tranches mentioned in “Auctus Financing” or before November 30, 2019. As of now, $68,000 has been paid. In addition, 7,628,567 shares are to be issued as part of the settlement agreement—7,213,933 of the shares were issued as of December 31, 2020. The settlement includes a make-whole provision in which additional shares are to be issued if the above mentions shares do not repay the debt in full.

Galileo Surgery Center LP/Cypress Ambulatory Surgery Center LP vs Imaging3, Inc. Settlement

The Company came to a settlement with Galileo Surgery Center LP/Cypress Ambulatory Surgery Center LP (“Galileo”) for $75,572 with an interest rate of 10%, requiring payments of $2,000 per month beginning in August 2019 until paid in full. The company is currently behind on payments.

13. INVESTMENTS

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

14. SUBSEQUENT EVENTS

On February 18, 2021, Auctus exercised 2,000,000 warrants at $.125 in relation to the “SPA.”

On February 26, 2021, the Company issued a $450,000 convertible to Auctus bearing 12% interest and 2-year maturity date. Principal payments shall be made in six (6) installments each in the amount of $75,000 commencing one hundred and eighty (180) days following the Issue Date and continuing thereafter each thirty (30) days for six (6) months. Notwithstanding the forgoing, the final payment of Principal and Interest shall be due on the Maturity Date. The conversion price is the lower of (i) the lowest trading price prior to the date of the note or (ii) the volume weighted average price for the 5 days prior to conversion.

On March 16, 2021, the Company agreed to issue 3,920,865 shares to Greenberg Glusker Fields Claman & Machtinger LLP as part of the make-whole provision as part of their settlement, which is expected to be issued in the second quarter of 2021. (See Note 12. Commitments and Contingencies).

On April 15, 2021, the company renegotiated conversion terms on $4,502,750 of convertible notes with Auctus; $4,052,750 from the “SPA” and $450,000 from the February 26, 2021 note. All variable conversion prices were replaced with a fixed conversion price of $0.075. In additions, 20,000,000 we warrants were issued with an exercise price of $0.075 per share. In relation to these 20,000,000 warrants, the holder may elect to receive warrant shares pursuant to a cashless exercise, in lieu of a cash exercise, equal to the value of this warrant.

On April 19, 2021, Alpha Capital Anstalt and Brio Capital Master Fund, LTD was issued 2,822,654 shares as part of their true-up provision in their settlement. (See Note 12. Commitments and Contingencies).

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive and financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of our public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of December 31, 2020:

Name	Age	Position
John Hollister	58	Chief Executive Officer (through June 3, 2019), Director (through February 26, 2021)
Bradley J Yourist	50	Chief Executive Officer and Director
Daniel J Yourist	52	Chief Operating Officer, Corporate Secretary, and Director
Kenneth J. Biehl	64	Executive Vice President & Chief Financial Officer

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

Executive Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2020 and December 31, 2019 for services rendered in all capacities, by our chief executive officer and our two other most highly compensated executive officers who were paid total compensation of at least $100,000 during the fiscal years ended December 31, 2020 and December 31, 2019.

Summary Compensation Table

Name and Principal Position (1)	Year		Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

John Hollister,	2020		$-	-	$-	-	-	-	$-
CEO	2019	(1)	$128,125	-	-	-	-	-	$128,125
Bradley J. Yourist,	2020		$180,000	-	$-	-	-	-	$180,000
CEO	2019		$90,000	-	-	-	-	-	$90,000

(1) Mr. Hollister resigned as CEO on June 3, 2019. He remained a Director through February 26, 2021.

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

Director Compensation

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Grapefruit USA, Inc. at March 5, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 5, 2021 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 510,567,041 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o Grapefruit USA, Inc., 10866 Wilshire Blvd. Suite 225, Los Angeles, CA 90024. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name, Title and Address	Number of Shares Beneficially Owned	Percentage Ownership

Bradley Yourist, Chief Executive Officer and Director	129,983,568	25.46%
Dan Yourist, Chief Operating Officer and Director	129,983,568	25.46%
Luise & David Yourist (1)	32,495,892	6.37%
John Hollister, Director	4,250,000	*
Officers and Directors as a group (4 people)	296,713,028	57.29%

*	Less than 1%.
(1)	Shares are held as joint tenants with right of survivorship

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Notes payable to officers and directors as of December 31, 2020 and related party payables to officers and directors as of December 31, 2019 are due on demand and consisted of the following:

	Related Party Notes Payable December 31, 2020	Related Party Payables December 31, 2019
Payable to an officer and director	$82,056	$115,249
Payable to an individual affiliate of an officer and director	40,000	40,000
Payable to a company affiliate to an officer and director	366,377	126,377
	$488,433	$281,626

Related party notes payable bear interest at 10%.

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

Included in related party payable as of December 31, 2020, there is $240,000 of related party expenses. The expenses bear a 10% annual interest rate consistent with the other related party notes. As of February 2021, the Board of Directors has decided to retire all related party debt through the issuance of stock.

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

	2020	2019
Audit Fees	$40,000	$36,500
Audit Related Fees	-0-	-0-
All Other Fees(1)	-0-	-0-
	$40,000	$36,500

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

Grapefruit USA, Inc.

Dated: April 20, 2021	By:	/s/ Bradley J Yourist
Bradley J. Yourist
Chief Executive Officer (Principal Executive Officer)
Dated: April 20, 2021
/s/ Kenneth J. Biehl
Kenneth J. Biehl Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 20, 2021

/s/ Bradley J Yourist
Bradley J. Yourist
Chief Executive Officer

Dated: April 20, 2021
/s/ Daniel J Yourist
Daniel J Yourist Director

Dated: April 20, 2021
/s/ John Hollister
John Hollister Director

