Form 10-Q
period 2021-03-31
Grapefruit USA, Inc
filed 2021-05-24
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2021

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

As of May 24, 2021, the number of shares outstanding of the registrant’s class of common stock was 513,583,695.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GRAPEFRUIT USA, INC.

CONDENSED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$440,990	$299,895
Accounts receivable	245,843	39,408
Inventory	490,815	502,115
Licensee agreement	57,200	63,800
Other	17,774	43,644
Total current assets	1,252,622	948,862
NON-CURRENT ASSETS:
Property, plant and equipment, net	1,798,823	1,790,930
Operating right of use - assets	108,839	131,786
Investment in hemp	169,950	169,950
Other	7,459	7,459
TOTAL ASSETS	$3,337,693	$3,048,987

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable	$256,534	$256,436
Accrued loan interest	893,087	758,107
Related party payable	676,225	488,433
Legal settlements - current portion	50,013	180,740
Subscription payable	1,333,585	791,992
Derivative liability	177,960	118,641
Capital lease - current portion	65,810	67,071
Operating right of use - liability - current portion	68,040	82,038
Convertible notes - current portion	2,621,786	829,072
Accounts payable and accrued expenses	771,820	807,051
Total current liabilities	6,914,860	4,379,581

Legal settlements - long-term	23,953	29,226
Capital lease	24,519	38,835
Operating right of use - liability	43,984	52,724
Long-term notes payable, net	905,667	904,633
Long-term convertible notes, net of discount	1,163,547	2,323,735
Total long-term liabilities	2,161,670	3,349,153

TOTAL LIABILITIES	9,076,530	7,728,734

STOCKHOLDERS’ DEFICIT
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 510,767,041 and 505,700,437 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	51,077	50,570
Preferred stock ($0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020)	-	-
Additional paid in capital	6,948,281	6,591,177
Accumulated deficit	(12,738,195)	(11,321,494)
Total stockholders’ deficit	(5,738,837)	(4,679,747)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,337,693	$3,048,987

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Revenues
Bulk sales	$350,815	$393,559
Total revenues	350,815	393,559
Cost of goods sold	423,435	454,987
Gross loss	(72,620)	(61,428)
Operating expenses:
Sales	3,596	-
General and administrative	401,412	302,559
Total operating expenses	405,008	302,559

Loss from operations	(477,628)	(363,987)
Other income (expense):
Interest expense	(421,381)	(372,322)
Change in value of derivative instruments	(59,319)	(2,110,718)
Gain (loss) on extinguishment of debt	(458,373)	74,304
Total other income (expense)	(939,073)	(2,408,736)

Loss before income taxes	(1,416,701)	(2,772,723)

Tax provision	-	-

Net loss	$(1,416,701)	$(2,772,723)

Net loss per share - Basic and diluted	$(0.00)	$(0.01)
Weighted average common stock outstanding - Basic and diluted	508,357,473	394,315,293

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,416,701)	$(2,772,723)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	22,629	20,262
Amortization of debt discount	237,226	202,979
Change in value of derivative	59,319	2,110,718
Loss on issuance of warranty	235,103	-
Loss on extinguishment of debt	654,693	(74,304)
Stock-based compensation for services	9,407	95,625
Changes in operation assets and liabilities:
Accounts Receivables	(206,435)	(95,818)
Inventory	11,299	11,228
Prepaid expense and current assets	32,471
Right-of-use assets	22,947
Accounts payable	(35,231)	58,420
Other		5,000
Accrued loan interest expense	134,980	85,290
Right-of-use liability	(22,738)
Net cash (used for)/provided by used for operating activities	(261,031)	(353,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land and equipment	(30,521)	-
Net cash used for investing activities	(30,521)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of capital lease liability	(15,577)	(13,060)
Repayment of legal liability	(136,000)
Proceeds from convertible notes, net	398,000	250,000
Proceeds from (repayment of) loans, net	(1,568)	(15,291)
Proceeds from related parties	187,792
Net cash proceeds from financing activities	432,647	221,649

NET INCREASE (DECREASE) IN CASH	141,095	(131,674)

CASH, BEGINNING BALANCE	299,895	266,607

CASH, ENDING BALANCE	$440,990	$134,933

SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING ACTIVITY
Cash paid for interest expense	32,667	185,820
Debt converted to common stock	51,667	640,597
Compensation paid through issuance of common stock	67,420	347,783
Notes and accrued interest converted to common stock	-	79,754
Reclassification of derivative liabilities to APIC	-	423,340

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional		Total
	Number of		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2019	486,320,329	$48,632	$2,781,839	$(7,264,498)	$(4,434,027)

Shares issued for services	300,000	30	106,096	-	106,126

Shares issued for settlement	7,213,933	721	565,572	-	566,293

Net loss	-	-	-	(2,772,723)	(2,772,723)

Balance as of March 31, 2020	493,834,262	$49,383	$3,453,507	$(10,037,221)	$(6,534,331)

Balance as of December 31, 2020	505,700,437	$50,570	$6,591,177	$(11,321,494)	$(4,679,747)

Shares issued for services	1,399,937	140	55,804		55,944

Shares issued for settlement	1,666,667	167	51,500		51,667

Shares issued upon warrant exercise	2,000,000	200	249,800		250,000

Net loss	-	-	-	(1,416,701)	(1,416,701)

Balance as of March 31, 2021	510,767,041	$51,077	$6,948,281	$(12,738,195)	$(5,738,837)

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

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

We intend to buildout out the real property into a distribution, manufacturing and high-tech cultivation facility to facilitate our goal to become a seed to sale, fully vertically integrated Cannabis and CBD product Company. Grapefruit’s plans include an indoor 22,000 square foot multi-tiered canopy and adjoining tissue culture rooms.

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

The unaudited financial statements as of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and March 31, 2020, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended December 31, 2020.

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

Inventory – Inventory is comprised of raw material, work in process and finished goods. The following sets forth selected items from our inventory as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Raw material	$62,862	$16,891
Work in process	13,144	23,566
Finished goods	414,810	461,659
	$490,816	$502,116

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

	March 31, 2021	December 31, 2020
Numerator:
Net income attributable to common shareholders	$(1,416,701)	(4,229,851)
Denominator:
Weighted-average number of common shares outstanding during the period	508,357,473	498,230,051
Dilutive effect of stock options, warrants, and convertible promissory notes	-	-
Common stock and common stock equivalents used for diluted earnings per share	$(0.00)	$(0.00)

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

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the three months ended March 31, 2021 and year ended December 31, 2020.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities March 31, 2021	$-	$-	$118,641	$118,641
Derivative Liabilities December 31, 2020	$-	$-	$118,641	$118,641

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no significant impact on our income taxes for the three months ended March 31, 2021 and 2020, respectively.

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

Accounts Receivable and Revenue – The accounts receivable balance was $ 245,843 as of March 31,2021 and $39,480 as of December 31, 2020. As the March 31, 2021, 75% of accounts receivable was split between two customers. In 2020, 99% of accounts receivable consisted of one customer. During the three months ended March 31, 2021, we diversified our customer base, but still have 30% of the revenues from one customer. For the three months ended March 31, 2020, 95% of the net revenues generated with one customer.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Convertible Debt, and Derivatives and Hedging In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. ASU 2020-06 will be effective for the Company in the first quarter of 2022. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Adopted

Accounting for Income Taxes In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. ASU 2019-12 became effective for the Company in the first quarter of fiscal year 2021. The adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

Equity Securities, Equity-method Investments and Certain Derivatives In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. ASU 2020-01 became effective for the Company in the first quarter of 2021. The adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the three months ended March 31, 2020, we incurred a net loss of $1,416,701, had a working capital deficit of $5,662,238 and had an accumulated deficit of $12,738,195 at March 31,2021. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements

Management’s plan regarding this matter is to, amongst other things, seek additional equity financing by selling our equity securities and obtaining funds through the issuance of debt. We cannot be certain that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders may be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences and/or privileges senior to those of the holders of our common stock. Our ability to execute our business plan and continue as a going concern may be adversely affected if we are unable to raise additional capital or operate profitably.

On May 31, 2019, the Company executed the Stock Purchase Agreement (“SPA”) with Auctus pursuant to the terms of which the Company agreed to sell $4,000,000 of the Notes and issue $6,200,000 of callable warrants (the “Warrants” and, together with the Notes, the “Securities”) to Auctus. Auctus is the Selling Security Holder. In addition, on May 31, 2019, we also entered into a registration rights agreement with Auctus (the “Registration Rights Agreement”) whereby we are obligated to file a registration statement to register the resale of the shares underlying the Securities. On July 25, 2019 (as amended on January 17, 2020), a registration statement was filed to comply with the Registration Rights Agreement .. Pursuant to the SPA, Auctus became obligated to purchase the $4,000,000 of Notes from Grapefruit in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,422,750 on the day IGNG filed the registration statement, which was funded on August 16, 2019; the third tranche of $1,030,000 was funded the day the SEC declares the registration statement effective and the fourth tranche of $1 million was funded 90 days after effectiveness. As of December 31, 2020, all tranches of this financing were completed. The Company has received gross proceeds of $4,052,750.

In the first quarter of 2021, Auctus exercised 2,000,000 warrants at $0.125, for proceeds to the Company of $250,000 and issued a $450,000 convertible note to Auctus.

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

The Company has right-of-use assets of $108,839, right-of-use liability of $112,025 as of March 31, 2021. Operating lease expense for the three months ended March 31, 2020 was $24,932.

The following table provides the maturities of lease liabilities at March 31, 2021:

Maturity of Lease Liabilities
2021	71,748
2022	44,756
2023	-
2024	-
2025
2026 and thereafter	-
Total future undiscounted lease payments	116,504
Less: Interest	(4,479)
Present value of lease liabilities	$112,025

NOTE 5 – INVENTORY

At March 31, 2021 and December 31, 2020, our inventory was, as follows:

	March 31, 2021	December 31, 2020
Raw material	$62,862	$16,891
Work in process	13,144	23,566
Finished goods	414,810	461,659
	$490,816	$502,116

We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of goods sold.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation and amortization, at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Vehicle	$41,142	$41,142
Extraction equipment	296,748	287,028
Extraction laboratory	126,707	126,707
Warehouse facility	50,158	50,158
Land and land improvement/development	1,476,996	1,456,194
Accumulated depreciation and amortization	(192,928)	(170,299)
Property, plant and equipment	$1,798,823	$1,790,930

The Company acquired the extraction equipment, laboratory, and warehouse facility during 2018 and 2019 and made preparations and final testing for future production. Final preparations for certain extraction and warehouse work were completed, and these related assets were placed in service on April 1, 2019, at which time we commenced depreciating this asset.

The amount of related depreciation expense for the three months ended March 31, 2021 and 2020 is $22,629 and $19,622, respectively.

NOTE 7 – CAPITAL LEASE PAYABLE

Capital lease payable consists a capital lease agreement entered into in April 2018 to finance the purchase of various lab and manufacturing equipment. The outstanding balance on the 48-month installment capital lease was $148,511 and $161,570 as of March 31, 2021 and December 31, 2020, respectively. The terms of the 48-month capital lease specify monthly payments of $4,575. The interest rate implicit in the lease is about 15% and the maturity date is February 2022.

In addition, the Company entered into additional 48-month leases in May 2019 for production facilities and storage of product. Monthly payments for the facility and storage totals $1,935.

A summary of minimum lease payments on capital lease payable for future years is as follows:

March 31, 2021
Remainder 2021	$58,590
2022	32,337
2023	7,740
2024	-
2025	-
Thereafter	-
Total minimum lease payments	98,667
Less: amount representing interest	(8,338)
Capital lease liability	$90,329

NOTE 8 – NOTES PAYABLE

In October 2017, in connection with our purchase of two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park, the Company issued a first and second trust deed note in the amounts of $700,000 and $200,000, respectively. The first and second trust deed notes are long-term notes and are interest only notes, at 13.0%, and mature in August 2022, with the principal payment due at maturity. For the $700,000 loan, the monthly payment is approximately $7,500. For the $200,000 loan, the monthly payment is approximately $2,200. The 1st and 2nd trust deeds are secured by the land as well as property owned by two officers of the company and three other related parties. Also, each party has personally guaranteed or pledged additional collateral. The notes include a debt discount as of March 31, 2021 of $30,600.

In April 2018, the Company issued a note due 60 days after funding with a principal amount of $250,000 and interest totaling $125,000. As of March 31, 2021, the note has not been repaid and was amended to carry an additional 10% interest rate of the total balance due, Accrued interest for this loan totals $190,625. The note is past due. Two officers of the Company have personally guaranteed the loan.

In September 2019, the Company issued another note of $102,569 to an unrelated party with 5% interest, which was repaid in full on October 20, 2020.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

In August 2020, 9,100,380 shares were issued to settle $80,754 debt of a note and accrued interest resulting in a loss of $5,225.

Amortization of note discounts, which is included in interest expense, amounted to $353,811 during the three months ended March 31, 2021 and $278,204 for the three months ended March 31, 2020.

Grapefruit acquired convertible notes in its acquisition of Imaging3, Inc. on July 10, 2019. (See Note 15.) On May 31, 2019, the Company executed the SPA with Auctus pursuant to the terms of which the Company agreed to sell $4,000,000 of the Notes and issue $6,200,000 of callable warrants (the “Warrants” and, together with the Notes, the “Securities”) to Auctus. Auctus is the Selling Security Holder. In addition, on May 31, 2019, we also entered into a registration rights agreement with Auctus (the “Registration Rights Agreement”) whereby we are obligated to file a registration statement to register the resale of the shares underlying the Securities. On July 25, 2019 (as amended on January 17, 2020), a registration statement was filed to comply with the Registration Rights Agreement .. Pursuant to the SPA, Auctus became obligated to purchase the $4,000,000 of Notes from Grapefruit in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,422,750 on the day IGNG filed the registration statement, which was funded on August 16, 2019; the third tranche of $1,030,000 was funded the day the SEC declares the registration statement effective and the fourth tranche of $1 million was funded 90 days after effectiveness. As of December 31, 2020, all tranches of this financing were completed. The Company has received gross proceeds of $4,052,750. The Notes have a two-year term and will bear interest at 10%.

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

On February 26, 2021, the company issued a $450,000 convertible to Auctus bearing 12% interest and 1-year maturity date. Principal payments shall be made in six (6) installments each in the amount of $75,000 commencing one hundred and eighty (180) days following the Issue Date and continuing thereafter each thirty (30) days for six (6) months. Notwithstanding the forgoing, the final payment of Principal and Interest shall be due on the Maturity Date. The conversion price set at $0.075.

In addition, the Company has eleven other convertible notes comprising $296,000 outstanding and they are currently in default. The interest on these notes varies from 5-10%. As of March 12, 2021, we are in the process of converting eight of the notes amounting to $241,000.

NOTE 10 – NOTES PAYABLE, RELATED PARTY NOTES PAYABLES, AND OPERATING LEASE – RELATED PARTY

Notes payable to officers and directors as of March 31, 2021 and December 31, 2020 are due on demand and consisted of the following:

	March 31, 2021	December 31, 2020
Payable to an officer and director	$82,056	$82,056
Payable to an individual affiliate of an officer and director	40,000	40,000
Payable to a company affiliate to an officer and director	554,169	366,377
	$676,225	$488,433

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

NOTE 11 – EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2021, and December 31, 2020, there are no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock.

During the three months ended March 31, 2021 the Company issued a total of 1,399,937 shares were issued for services rendered valued at $55,945; 1,666,667 shares were issued related to for a settlement valued at $51,667; and 2,000,000 shares were issued for warrant exercised at $0.125.

As of March 31, 2021, there were approximately 613 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 31, 2021, there were 510,767,041 shares of our common stock outstanding on record.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 1,811,401 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of March 31, 2021, employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $1.00.

Transactions in FY 2021	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2020	250,000	$1.00	4.57
Granted
Exercised	-
Cancelled/Forfeited	-
Outstanding, March 31, 2021	250,000	$1.00	4.32
Exercisable, March 31, 2021	250,000	$1.00	4.32

The weighted average remaining contractual life of options outstanding issued under the Plan was 4.32 years at March 31, 2021.

NOTE 12 — WARRANTS

Following is a summary of warrants outstanding at March 31, 2021:

Number of Warrants	Exercise Price	Expiration Date
2,250,000	$0.20	July 2023
37,500	$0.10	April 2022
500,00	$0.10	August 2022
575,000	$0.10	April 2023
125,000	$0.10	May 2023
162,500	$0.10	August 2023
2,800,000	$0.40	May 2022
302,776	$0.10	January 2024
12,000,000	$0.10	March 2021
2,160,000	$0.10	June 2021
14,000,000	$0.125	May 2021
15,000,000	$0.15	May 2021
8,000,000	$0.25	May 2021

Grapefruit recorded warrants to issue common stock upon exercise in its acquisition of Imaging3, Inc. on July 10, 2019. (See Note 15.) As part of the SEA, the Company also issued 16,000,000 warrants to purchase 16,000,000 shares of the Company’s common stock at an exercise price of $0.125 per share, 15,000,000 warrants to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share, 8,000,000 warrants to purchase 8,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share for a period of two year from the date of issuance.

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

On February 26, 2021, 2,250,000 warrants were issue with an exercise price of $0.20 in relation to the convertible note (See Note 9 Convertible note payable). On April 15, 2021 as part of the renegotiated terms of the convertible notes, 20,000,000 additional warrants were issued at an exercise price of $0.075.

NOTE 13 — DERIVATIVE LIABILITIES

Grapefruit recorded derivative instruments in its acquisition of Imaging3, Inc. on July 10, 2019. (See Note 15.) The Company’s only asset or liability measured at fair value on a recurring basis was its derivative liability associated with related warrants to purchase common stock and the conversion features embedded in convertible promissory notes.

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

On April 15, 2021, the company renegotiated conversion terms on $4,502,750 of convertible notes with Auctus. All variable conversion prices were replaced with a fixed conversion price of $0.075. In addition, the Company issued an additional 20,000,000 warrants with an exercise price of $0.075 per share.

The following table summarizes activity in the Company’s derivative liability during the three-month period ended March 31, 2021:

12-31-20 Balance	$118,641
Creation/acquisition	-
Reclassification of equity	-
Change in Value	59,319
3-31-21 Balance	$177,960

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

Term	1-3 years
Dividend Yield	0%
Risk-free rate	0.07% - 0.16%
Volatility	167%

NOTE 14 – INVESTMENTS

Investment in Hemp

In September 2019, the Company invested in hemp product that was purchased and stored by a third party. The Company expects to sell the product by the third quarter of 2021.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Alpha Capital Anstalt and Brio Capital Master Fund, LTD

On September 13, 2017, Alpha Capital Anstalt and Brio Capital Master Fund, LTD, two minority members of a group of investors in the Company (the “Plaintiff”) filed a lawsuit seeking damages and injunctive relief in the United States District Court for the Southern District of New York claiming that the Company breached certain Note and Warrant agreements among the parties to the action. The holders of the majority of the investment involved in the above lawsuit chose not to join in the lawsuit and have informed the Company that they believe the lawsuit to be baseless. On November 21, 2017, the Court denied the Plaintiff’s request for injunctive relief against the Company. As a result, the case essentially became an action for money damages against the Company, which the Company believed to be without merit and defended vigorously. However, on July 27, 2018 United States District Court for the Southern District of New York granted the plaintiffs motion for summary judgement, awarding them approximately $1.4 million dollars. On April 15, 2019 the Company executed a settlement agreement (the “Settlement Agreement”) with the defendants to settle the matter by agreeing to pay the defendants an aggregate of $200,000 and issuing them an aggregate of 7,705,698 of the Company’s common shares (subject to certain possible adjustments to the amount of shares to be issued to the Defendants by the Company). The Company paid this $200,000 to the defendants and issued the 7,705,698 shares to the defendants in the fourth quarter of 2019. Subsequently, the defendant’s claimed the aforementioned share adjustment had been triggered and made a demand that the Company issue additional shares pursuant to the terms of the Settlement. In April 2021, the Company issued an additional aggregate of 2,822,654 shares the Company’s stock to these defendants in final settlement of the dispute.

Galileo Surgery Center LP/Cypress Ambulatory Surgery Center LP vs Imaging3, Inc. Settlement

The Company came to a settlement with Galileo Surgery Center LP/Cypress Ambulatory Surgery Center LP (“Galileo”) for $75,572 with an interest rate of 10%, requiring payments of $2,000 per month beginning in August 2019 until paid in full. The company is currently behind on payments.

NOTE 16 – SUBSEQUENT EVENTS

On April 15, 2021, the company renegotiated conversion terms on $4,502,750 of convertible notes with Auctus. All variable conversion prices were replaced with a fixed conversion price of $0.075. In addition, the Company issued an additional 20,000,000 warrants with an exercise price of $0.075 per share.

On April 19, 2021, Alpha Capital Anstalt and Brio Capital Master Fund, LTD were issued 2,822,654 shares pursuant to the true-up provision in their settlement (See Note 15 Commitments and Contingencies).

In May 2021, 3,920,865 shares were issued to Greenberg Glusker Fields Claman & Machtinger LLP pursuant to the make-whole provision (See Note 15 Commitments and Contingencies).

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

Results of Operations for the Three Months Ended March 31, 2021 as compared to the Three Months Ended March 31, 2020.

The following sets forth selected items from our statements of operations for three months ended March 31, 2021 and for the three months ended March 31, 2020.

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Net revenues	$350,815	$393,559
Cost of goods sold	423,435	454,987
Gross loss	(72,620)	(61,428)
Sales expense	3,596	-
General and administrative expense	401,412	302,559
Loss from operations	(477,628)	(363,987)
Change in value of derivatives	(59,319)	(2,110,718)
Interest and other income (expense)	(879,754)	(298,018)
Net loss	$(1,416,701)	$(2,772,723)

Revenue for the three months ended March 31, 2021 was $350,815 compared to $393,559 for the corresponding period in 2020, a decrease of $42,744 or 10.8%. This decrease in revenue is primarily due to the fact that there was a very strong cannabis crop in the last quarter of 2020, which drove down wholesale cannabis prices significantly and limited the profitability of our distribution and trading operations. The Company expects such cyclical revenue deviations to be mitigated in 2021 and following years by a significant growth of revenue from our HourGlass products, which will be unaffected by these cyclical events.

Cost of goods sold for the three months ended March 31, 2021 was $423,435 as compared to $454,987 for the corresponding period in 2020, a decrease of $29,602, or 6.5%. Included in cost of goods sold the three months ended March 31, 2021 and 2020 are plant operation and other direct overhead expenses incurred to maintain our production facilities. These fixed carrying costs affect our gross margin more significantly at lower revenues than at our anticipated full operating activity levels. Consequently, we expect our gross margins to significantly improve during 2021 as sales increase.

Our resulting gross loss for the three months ended March 31, 2021 was $72,620 as compared with $61,428 for the corresponding period in 2020, an increase of $13,442, or 22.7%.

General and administrative expenses for the three months ended March 31, 2021 were $401,412 compared to $302,559 for 2020, an increase of $101,627, or 32.3%. The increase in costs was primarily due to an increase in legal expenses.

Our resulting net loss from operations for the three months ended March 31, 2021 was $477,628 as compared to $363,987 for the corresponding period for 2020, an increase of $115,068, or 31.7%.

As part of the reverse merger in July 2019, the Company recorded derivative liabilities substantially in the form of convertible notes and related warrants with variable conversion features. On April 15, 2021, the company renegotiated the debt agreement with the lender modifying the convertible notes conversion price from a variable rate to a fixed rate conversion price for $4,502,750 of convertible notes, with an effective date of December 31, 2020. Change in value of derivatives, a non-cash expense, for the three months ended March 31, 2021, was $59,319 as compared to $2,110,718 for the corresponding period for 2020.

Included in interest and other expense for the three months ended March 31, 2021, is a non-cash expense of $513,267 related to shares issued as part of a make-whole agreement (see Note 15 Commitments and contingencies).

Our resulting net loss for the three months ended March 31, 2021 was $1,416,701 as compared to $2,772,723 for the corresponding period for 2020, a decrease of $1,356,022, or 48.9%.

COVID-19 Impact

Our business and operating results for 2020 was impacted by the COVID-19 pandemic. However, we have seen improvement in our business, which we expect to continue throughout 2021.

Liquidity and Capital Resources

Our cash position increased to $440,990 as of March 31, 2021 from $299,895 as of December 31, 2020. The increase in cash was primarily due to the issuance of debt offset by operating activities. Our total current assets increased to $1,252,622 as of March 31, 2021, from $948,862 as of December 31, 2020.

Our total current liabilities increased to $6,914,860 as of March 31, 2021 from $4,379,581 as of December 31, 2020. This increase is primarily due to convertible note’s nearing maturity dates.

During the three months ended March 31, 2021, we used $261,031 of net cash for operating activities, as compared to cash used by operations of $353,323 used during the three months ended March 31, 2020. Net cash used in investing activities during the three months ended March 31, 2021 was $30,521, as compared to $0 during the three months ended March 31, 2020. Net cash provided by financing activities during the three months ended March 31, 2021 was $432,647, as compared to $221,649 during the three months ended March 31, 2020.

We expect our working capital requirements in the next year to be met primarily by the proceeds of issuance of debt, equity and other securities to our existing creditor, shareholders, and other investors, as well as from cash flow from operations. We also expect that, as in the past, significant amounts of our convertible debt with a major lender will be converted into equity. We expect to need additional working capital from outside sources to cover our anticipated operating expenses. There is no assurance that the Company will be able to raise sufficient additional capital or financing to continue in business or to effectively execute its business plan.

Going Concern Qualification

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the three months ended March 31, 2021, we incurred a net loss of $1,416,701, had a working capital deficit of $5,662,238 and had an accumulated deficit of $12,738,195 at March 31, 2021. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

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

As of March 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of March 31, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Alpha Capital Anstalt and Brio Capital Master Fund, LTD

On September 13, 2017, Alpha Capital Anstalt and Brio Capital Master Fund, LTD, two minority members of a group of investors in the Company (the “Plaintiff”) filed a lawsuit seeking damages and injunctive relief in the United States District Court for the Southern District of New York claiming that the Company breached certain Note and Warrant agreements among the parties to the action. The holders of the majority of the investment involved in the above lawsuit chose not to join in the lawsuit and have informed the Company that they believe the lawsuit to be baseless. On November 21, 2017, the Court denied the Plaintiff’s request for injunctive relief against the Company. As a result, the case essentially became an action for money damages against the Company, which the Company believed to be without merit and defended vigorously. However, on July 27, 2018 United States District Court for the Southern District of New York granted the plaintiffs motion for summary judgement, awarding them approximately $1.4 million dollars. On April 15, 2019 the Company executed a settlement agreement (the “Settlement Agreement”) with the defendants to settle the matter by agreeing to pay the defendants an aggregate of $200,000 and issuing them an aggregate of 7,705,698 of the Company’s common shares (subject to certain possible adjustments to the amount of shares to be issued to the Defendants by the Company). The Company paid this $200,000 to the defendants and issued the 7,705,698 shares to the defendants in the fourth quarter of 2019. Subsequently, the defendant’s claimed the aforementioned share adjustment had been triggered and made a demand that the Company issue additional shares pursuant to the terms of the Settlement. In April 2021, the Company issued an additional aggregate of 2,822,654 shares the Company’s stock to these defendants in final settlement of the dispute.

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

/s/ Bradley J. Yourist	Dated: May 24, 2021
Bradley J. Yourist
Chief Executive Officer

/s/ Kenneth J. Biehl	Dated: May 24, 2021
Kenneth J. Biehl
Chief Financial Officer

