Form 10-Q
period 2021-06-30
Grapefruit USA, Inc
filed 2021-08-20
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of Aug 2, 2021, the number of shares outstanding of the registrant’s class of common stock was 549,117,289.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GRAPEFRUIT USA, INC.

CONDENSED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$188,155	$299,895
Accounts receivable	228,138	39,408
Inventory	540,300	502,115
Licensee agreement	50,600	63,800
Other	83,228	43,644
Total current assets	1,090,421	948,862
NON-CURRENT ASSETS:
Property, plant and equipment, net	1,801,496	1,790,930
Operating right of use - assets	85,517	131,786
Investment in hemp	169,950	169,950
Other	7,459	7,459
TOTAL ASSETS	$3,154,843	$3,048,987

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable	$256,634	$256,436
Accrued loan interest	812,643	758,107
Related party payable	207,972	488,433
Legal settlements - current portion	55,419	180,740
Subscription payable	278,641	791,992
Derivative liability	41,308	118,641
Capital lease - current portion	65,811	67,071
Operating right of use - liability - current portion	88,910	82,038
Convertible notes - current portion	1,907,020	829,072
Accounts payable and accrued expenses	743,051	807,051
Total current liabilities	4,457,409	4,379,581

Legal settlements - long-term	18,547	29,226
Capital lease	8,180	38,835
Operating right of use - liability	-	52,724
Long-term notes payable, net	906,672	904,633
Long-term convertible notes, net of discount	1,320,854	2,323,735
Total long-term liabilities	2,254,253	3,349,153

TOTAL LIABILITIES	6,711,662	7,728,734

STOCKHOLDERS’ DEFICIT
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 548,517,289 and 505,700,437 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	54,851	50,570
Preferred stock ($0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020)	-	-
Additional paid in capital	10,473,151	6,591,177
Accumulated deficit	(14,084,821)	(11,321,494)
Total stockholders’ deficit	(3,556,819)	(4,679,747)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,154,843	$3,048,987

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$82,489	$880,652	$433,304	$1,274,211
Cost of goods sold	157,163	809,350	580,598	1,262,087
Gross (loss) profit	(74,674)	71,302	(147,294)	12,124
Operating expenses:
Sales	(1,636)	38,745	1,960	38,745
Stock based compensation	221,620	-	239,044	-
Stock option expenses	32,877	-	32,877	-
General and administrative	274,749	382,146	658,737	685,529
Total operating expenses	527,610	420,891	932,618	724,274

Loss from operations	(602,284)	(349,589)	(1,079,912)	(712,150)
Other income (expense):
Interest expense	(448,996)	(437,066)	(870,377)	(810,814)
Change in value of derivative instruments	136,652	1,178,836	77,333	(931,882)
Gain (loss) on extinguishment of debt	60,000	-	(398,373)	74,304
Gain (loss) on extinguishment of debt - related parties	(491,998)	-	(491,998)	-
Total other (expense) income	(744,342)	741,770	(1,683,415)	(1,668,392)

(Loss) income before income taxes	(1,346,626)	392,181	(2,763,327)	(2,380,542)

Tax provision	-	-	-	-

Net (loss) income	$(1,346,626)	$392,181	$(2,763,327)	$(2,380,542)

Net loss per share - Basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.00)
Weighted average common stock outstanding - Basic and diluted	518,864,169	494,922,474	521,811,303	494,159,181

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,763,327)	$(2,380,542)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	46,113	82,626
Amortization of debt discount	463,217	225,755
Change in value of derivative	(77,333)	931,882
Loss on extinguishment of debt - related parties	491,998	-
Loss on extinguishment of debt	398,373	(74,304)
Stock-based compensation for services	239,044	191,250
Non-cash interest	-	173,383
Stock option expense	32,877	-
Changes in operation assets and liabilities:
Accounts Receivables	(188,730)	(17,695)
Inventory	(38,185)	11,228
Prepaid expense and current assets	(26,384)	-
Right-of-use assets	46,269	-
Accounts payable	(4,000)	93,936
Other	-	5,000
Accrued expenses and other current liabilities	337,792	71,014
Accrued loan interest expense	280,964	176,990
Right-of-use liability	(45,852)	(42,102)
Net cash (used for)/provided by used for operating activities	(807,164)	(551,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land and equipment	(56,679)	-
Net cash used for investing activities	(56,679)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of capital lease liability	(31,915)	(26,615)
Repayment of legal liability	(18,000)	-
Proceeds from convertible notes, net	450,000	280,000
Proceeds from (repayment of) loans, net	-	132,595
Repayment of loan principal	(3,162)	-
Proceeds from related parties	30,180	-
Proceeds from exercise of warrants	250,000	-
Proceeds from sale of common stock	75,000	-
Net cash proceeds from financing activities	752,103	385,980

NET INCREASE (DECREASE) IN CASH	(111,740)	(165,599)

CASH, BEGINNING BALANCE	299,895	266,607

CASH, ENDING BALANCE	$188,155	$101,008

SUPLEMENTAL DISCLOSURE ON CASH FINANCING ACTIVITY
Cash paid for interest expense	77,467	75,672
SUPLEMENTAL DISCLOSURE ON NON-CASH FINANCING ACTIVITY
Shares issued for legal settlement	1,090,462	-
Shares issued for conversion of notes payable	996,620	-
Shares issued for debt settlement with related parties	699,236	-

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Deficit Attributable to Grapefruit USA, Inc.
	Common Stock		Additional		Total
	Number of		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2019	486,320,329	$48,632	$2,781,839	$(7,264,498)	$(4,434,027)

Shares issued for services	650,000	65	258,348	-	258,413

Shares issued for settlement	7,213,933	721	565,573	-	566,294

Shares issued with debt	915,795	92	44,782	-	44,874

Net loss	-	-	-	(2,380,542)	(2,380,542)

Balance as of June 30, 2020	495,100,057	$49,510	$3,650,542	$(9,645,040)	$(5,944,988)

Balance as of December 31, 2020	505,700,437	$50,570	$6,591,177	$(11,321,494)	$(4,679,747)

Shares issued for services	6,349,937	635	249,429	-	250,064

Shares issued for settlement	8,404,186	840	1,089,620	-	1,090,460

Shares issued upon warrant exercise	2,000,000	200	249,800	-	250,000

Shares issued for note conversion	13,352,264	1,335	995,285	-	996,620

Shares issued for related party debt	11,710,465	1,171	1,190,063	-	750,762

Stock options granted pursuant to board of director agreement	-	-	32,877	-	32,877

Shares issued for purchase of stock	1,000,000	100	74,900	-	75,000

Net loss	-	-	-	(2,763,327)	(2,763,327)

Balance as of June 30, 2021	548,517,289	$54,851	$10,473,151	$(14,084,821)	$(3,556,819)

The accompanying notes are an integral part of these unaudited condensed financial statements

GRAPEFRUIT USA, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

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

The Company has applied for and received our provisional distribution renewal licensure which allows us to operate through June 14, 2022. Our annual manufacturing license has been renewed by the California Department of Health. Grapefruit has not yet applied for a license to cultivate and will not until construction has begun on our cultivation facility. We own two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park. The location within Coachillin’ allows the Company to apply for and hold every cannabis license available under the California Cannabis laws.

We intend to buildout out the real property into a distribution, manufacturing and high-tech cultivation facility to facilitate our goal to become a seed to sale, fully vertically integrated Cannabis and CBD product Company. Grapefruit’s plans include an indoor 22,000 square foot multi-tiered canopy and adjoining tissue culture rooms.

We became members of the Indian Canyon and 18th Property Association on September 19, 2017 and have an ownership interest of 1.46% based upon the 77,156 gross parcel square foot of our property located in an approximately 5.3 million square foot facility. As of June 30, 2021, the common areas continue to be built throughout the entire canna-business park and are not complete.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The unaudited financial statements as of June 30, 2021 and December 31, 2020, and for the six months ended June 30, 2021 and June 30, 2020, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended December 31, 2020.

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

Inventory – Inventory is comprised of raw material, work in process and finished goods. The following sets forth selected items from our inventory as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Raw material	$59,853	$16,892
Work in process	21,394	23,566
Finished goods	459,053	461,657
	$540,300	$502,115

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

	June 30, 2021	December 31, 2020
Numerator:
Net income attributable to common shareholders	$(2,763,327)	(4,229,851)
Denominator:
Weighted-average number of common shares outstanding during the period	521,811,303	498,230,051
Dilutive effect of stock options, warrants, and convertible promissory notes	-	-
Common stock and common stock equivalents used for diluted earnings per share	$(0.01)	$(0.00)

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

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the six months ended June 30, 2021 and year ended December 31, 2020.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities June 30, 2021	$-	$-	$41,308	$41,308
Derivative Liabilities December 31, 2020	$-	$-	$118,641	$118,641

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no significant impact on our income taxes for the six months ended June 30, 2021 and 2020, respectively.

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

Accounts Receivable and Revenue – The accounts receivable balance was $ 228,138 as of June 30,2021 and $39,480 as of December 31, 2020. As the June 30, 2021, 82% of accounts receivable was split between two customers. In 2020, 99% of accounts receivable consisted of one customer. During the six months ended June 30, 2021, we diversified our customer base, but still have 30% of the revenues from one customer. For the six months ended June 30, 2020, 95% of the net revenues generated with one customer.

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the six months ended June 30, 2021, we incurred a net loss of $2,763,327, had a working capital deficit of $3,366,988 and had an accumulated deficit of $14,084,821 at June 30, 2021. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements

Management’s plan regarding this matter is to, amongst other things, seek additional equity financing by selling our equity securities and obtaining funds through the issuance of debt. We cannot be certain that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders may be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences and/or privileges senior to those of the holders of our common stock. Our ability to execute our business plan and continue as a going concern may be adversely affected if we are unable to raise additional capital or operate profitably.

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

In the first quarter of 2021, Auctus exercised 2,000,000 warrants at $0.125, for proceeds to the Company of $250,000 and issued a $450,000 convertible note to Auctus. During the second quarter of 2021, the Company sold 1,000,000 shares at $0.075.

NOTE 4 – RIGHT OF USE ASSET AND LIABILITY

We lease capital equipment in a suitable, compliant cannabis facility located in the city of Desert Hot Springs. In addition, we entered into this operating land lease agreement with Coachillin’ Holdings LLC on September 1, 2018 to rent approximately 2,268 square feet of leasable land area. The operating lease renews annually and has a base rent of $0.50 square foot of leasable area of the designated premise assigned by Coachillin’ Holdings LLC. We paid an initial non-refundable prepaid rent of $3,402 which was expensed during the three months following the signed agreement, and we will continue to pay $1,134 monthly.

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

The Company has right-of-use assets of $85,517, right-of-use liability of $88,910 as of June 30 31, 2021. Operating lease expense for the six months ended June 30, 31, 2021 was $49,864.

The following table provides the maturities of lease liabilities at June 30, 2021:

Maturity of Lease Liabilities
2021	47,024
2022	44,756
2023	-
2024	-
2025
2026 and thereafter	-
Total future undiscounted lease payments	91,780
Less: Interest	(2,870)
Present value of lease liabilities	$88,910

NOTE 5 – INVENTORY

At June 30, 2021 and December 31, 2020, our inventory was, as follows:

	June 30, 2021	December 31, 2020
Raw material	$59,853	$16,892
Work in process	21,394	23,566
Finished goods	459,053	461,657
	$540,300	$502,115

At June 30, 2021 and December 31, 2020, finished goods included $82,655 and $34,331 on consignment, respectively.

We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of goods sold.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation and amortization, at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Vehicle	$41,142	$41,142
Furniture and equipment	7,494	-
Extraction equipment	296,748	287,029
Extraction laboratory	126,707	126,707
Warehouse facility	50,158	50,158
Land and land improvement/development	1,495,660	1,456,193
Accumulated depreciation and amortization	(216,413)	(170,299)
Property, plant and equipment	$1,801,496	$1,790,930

The Company acquired the extraction equipment, laboratory, and warehouse facility during 2018 and 2019 and made preparations and final testing for future production. Final preparations for certain extraction and warehouse work were completed, and these related assets were placed in service on April 1, 2019, at which time we commenced depreciating this asset.

The amount of related depreciation expense for the six months ended June, 2021 and 2020 is $46,113and $39,244, respectively.

NOTE 7 – CAPITAL LEASE PAYABLE

Capital lease payable consists of a capital lease agreement entered into in April 2018 to finance the purchase of various lab and manufacturing equipment. The outstanding balance on the 48-month installment capital lease was $148,511 and $161,570 as of June 30, 2021 and December 31, 2020, respectively. The terms of the 48-month capital lease specify monthly payments of $4,575. The interest rate implicit in the lease is about 15% and the maturity date is February 2022.

In addition, the Company entered into additional 48-month leases in May 2019 for production facilities and storage of product. Monthly payments for the facility and storage totals $1,935.

A summary of minimum lease payments on capital lease payable for future years is as follows:

June 30, 2021
Remainder 2021	$39,060
2022	32,337
2023	7,739
2024	-
2025	-
Thereafter	-
Total minimum lease payments	79,136
Less: amount representing interest	(5,145)
Capital lease liability	$73,991

NOTE 8 – NOTES PAYABLE

In October 2017, in connection with our purchase of two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park, the Company issued a first and second trust deed note in the amounts of $700,000 and $200,000, respectively. The first and second trust deed notes are long-term notes and are interest only notes, at 13.0%, and mature in August 2022, with the principal payment due at maturity. For the $700,000 loan, the monthly payment is approximately $7,500. For the $200,000 loan, the monthly payment is approximately $2,200. The 1st and 2nd trust deeds are secured by the land as well as property owned by two officers of the company and three other related parties. Also, each party has personally guaranteed or pledged additional collateral. The notes include a debt discount as of June 30, 2021 of $30,600.

In April 2018, the Company issued a note due 60 days after funding with a principal amount of $250,000 and interest totaling $125,000. As of June 30, 2021, the note has not been repaid and was amended to carry an additional 10% interest rate of the total balance due, Accrued interest for this loan totals $190,625. The note is past due. Two officers of the Company have personally guaranteed the loan.

In September 2019, the Company issued another note of $102,569 to an unrelated party with 5% interest, which was repaid in full on October 20, 2020.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

In August 2020, 9,100,380 shares were issued to settle $80,754 debt of a note and accrued interest resulting in a loss of $5,225.

Amortization of note discounts, which is included in interest expense, amounted to $509,817 during the six months ended June 30, 2021 and $423,738 for the six months ended June 30, 2020.

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

On April 15, 2021, the company renegotiated the debt agreement related to these notes modifying the convertible notes conversion price from a variable rate to a fixed rate conversion price of $0.075 per share with an effective date of December 31, 2020. As a result of the agreement, the Company recorded a noncash expense for the change in the value of derivative instruments of $40,372,883, which was simultaneously offset by a noncash gain of $39,640,477 from the extinguishment of debt, resulting a net loss of $753,699 from the renegotiation of the debt.

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

During the six months ended June 30, 2021, a total of $996,620 of convertible notes had been converted to common stock. It comprised of $832,750 of principal and $163,120 of accrued interest and $750 of fees for a total of 13,352,264 shares of common stock.

NOTE 10 – NOTES PAYABLE, RELATED PARTY NOTES PAYABLES, AND OPERATING LEASE – RELATED PARTY

Notes payable to officers and directors as of June 30, 2021 and December 31, 2020 are due on demand and consisted of the following:

	June 30, 2021	December 31, 2020
Payable to an officer and director	$30,180	$82,056
Payable to an individual affiliate of an officer and director	-	40,000
Payable to a company affiliate to an officer and director	177,792	366,377
	$207,972	$488,433

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

On May 17, 2021, related parties converted $699,236 of principal and accrued interest for a total of 11,710,465 shares of common stock.

NOTE 11 – EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2021, and December 31, 2020, there are no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock.

During the six months ended June 30, 2021 the Company issued a total of 6,349,937 shares for services rendered valued at $250,064; 20,114,651 shares were issued related to legal settlement and debt settlement with related parties valued at $2,281,695; 13,352,264 shares were issued related to the conversion of convertible notes valued at $996,620; 1,000,000 shares were issued for a stock purchase valued at $0.075 per share; and 2,000,000 shares were issued for warrant exercised at $0.125 per share.

As of June 30, 2021, there were approximately 613 record holders of our common stock, not including shares held in “street name” in brokerage accounts the number of which is unknown. As of June 30, 2021, there were 510,767,041 shares of our common stock outstanding on record.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 1,811,401 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of June 30, 2021, employees of the Company hold options to purchase 250,000 shares of common stock granted in 2016 at an exercise price of $1.00. On March 28, 2021, the Company granted a board member an option to purchase 750,000 shares of common stock at $0.025. There are six month vesting periods for a block of 250,000 shares starting October 1, 2021.

Transactions in FY 2021	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2020	250,000	$1.00	4.57
Granted	750,000	0.025	5.76
Exercised	-
Cancelled/Forfeited	-
Outstanding, June 30, 2021	1,000,000	$0.25	5.34
Exercisable, June 30, 2021	250,000	$1.00	4.07

The weighted average remaining contractual life of options outstanding issued under the agreements was 5.34 years at June 30, 2021.

NOTE 12 — WARRANTS

Following is a summary of warrants outstanding at June 30, 2021:

Number of Warrants	Exercise Price	Expiration Date
37,500	0.10	Apr-22
2,800,000	0.40	May-22
500,000	0.10	Aug-22
575,000	0.10	Apr-23
125,000	0.10	May-23
162,500	0.10	Aug-23
302,776	0.10	Jan-24
14,000,000	0.125	May-24
15,000,000	0.15	May-24
8,000,000	0.25	May-24
20,000,000	0.075	Apr-26
2,250,000	0.20	Feb-26

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

In addition to the Notes in connection with the SPA agreement, GPFT issued to the Investor a warrant to purchase 16,000,000 shares of its common stock at $0.125 per share, a warrant to purchase 15,000,000 shares at $0.15 per share and a warrant to purchase 8,000,000 shares at $0.25 per share (collectively, the “Warrants”). The Warrants are “cash only” and are callable if GPFT stock trades on the OTCQB at 200% or more of the given exercise price for 5 consecutive days.

On February 26, 2021, 2,250,000 warrants were issue with an exercise price of $0.125 in relation to the convertible note (See Note 9 Convertible note payable). On April 15, 2021 as part of the renegotiated terms of the convertible notes, 20,000,000 additional warrants were issued at an exercise price of $0.075.

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

The following table summarizes activity in the Company’s derivative liability during the six-month period ended June 30, 2021:

12-31-20 Balance	$118,641
Creation/acquisition	-
Reclassification of equity	-
Change in Value	(77,333)
6-30-21 Balance	$41,308

The Company classifies the fair value of these derivative liabilities under level 3 of the fair value hierarchy of financial instruments. The fair value of the derivative liability was calculated using a Binomial Tree model. The Company’s stock price and estimates of volatility are the most sensitive inputs in validation of assets and liabilities at fair value. The liabilities were measured using the following assumptions:

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

Administrative Claim of Greenberg Glusker Fields Claman & Machtinger LLP

The Company came to a settlement agreement with Greenberg Glusker Fields Claman & Machtinger LLP (“Greenberg”). Three $68,000 payments are to be made in relation to the timing of the three latter tranches mentioned in “Auctus Financing” or before November 30, 2019. As of now, $68,000 has been paid; late penalties are currently being assessed. In addition, 7,628,567 shares are to be issued as part of the settlement agreement—7,213,933 of the shares were issued as of September 30, 2020. In May 2021, the Company issued 3,920,865 shares as part of the make-whole clause in the agreement. Additional shares may need to be issued in the future.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated and determined that there are no subsequent events to be disclosed at this time.

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

Results of Operations for the Three Months Ended June 30, 2021 as compared to the Three Months Ended June 30, 2020.

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Net revenues	$82,489	$880,652
Cost of goods sold	157,163	809,350
Gross (loss) income	(74,674)	71,302
Sales expense	(1,636)	38,745
Stock based compensation	221,620	-
Stock option expenses	32,877	-
General and administrative expense	274,749	382,146
Loss from operations	(602,284)	(349,589)
Change in value of derivatives	136,652	1,178,836
Interest and other income (expense)	(880,994)	(437,066)
Net (loss) income	$(1,346,626)	$392,181

The following sets forth selected items from our statements of operations for three months ended June 30, 2021 and for the three months ended June 30, 2020.

Revenue for the three months ended June 30, 2021 was $82,489 compared to $880,652 for the corresponding period in 2020, a decrease of $798,163 or 90.63%. This decrease in revenue is primarily due to the fact that there was a very strong cannabis crop in the last quarter of 2020, which drove down wholesale cannabis prices significantly and limited the profitability of our distribution and trading operations. The Company expects such cyclical revenue deviations to be mitigated in 2021 and following years by a significant growth of revenue from our HourGlass products, which will be unaffected by these cyclical events.

Cost of goods sold for the three months ended June 30, 2021 was $157,163 as compared to $809,350 for the corresponding period in 2020, a decrease of $652,187, or 80.6%. Included in cost of goods sold the three months ended June 30, 2021 and 2020 are plant operation and other direct overhead expenses incurred to maintain our production facilities. These fixed carrying costs affect our gross margin more significantly at lower revenues than at our anticipated full operating activity levels. Consequently, we expect our gross margins to significantly improve during 2021 as sales increase.

Our resulting gross loss for the three months ended June 30, 2021 was $74,674 as compared with the gross income of $71,302 for the corresponding period in 2020, a decrease of $145,978, or 205%.

Sales expense for the three months ended June 30, 2021 were ($1,636) compared to the $38,745 for 2020, a decrease of $40,381. The decrease was a result of all sales being made in-house by management. Stock based compensation for the three months ended June 30, 2021 were $221,620 compared to $0 for 2020, an increase of $221,620. Stock based expenses for the three months ended June 30, 2021 were $32,877 compared to $0 for 2020, an increase of $32,877.

General and administrative expenses for the three months ended June 30, 2021 were $274,749 compared to $382,146 for 2020, a decrease of $107,397, or 28.1%.

Our resulting net loss from operations for the three months ended June 30, 2021 was $602,284 as compared to $349,589 for the corresponding period for 2020, an increase of $252,695, or 25.36%.

Our resulting net loss for the three months ended June 30, 2021 was $1,346,626 as compared to a net income of $392,181 for the corresponding period for 2020, a decrease of $1,738,807, or 443%. The decrease is due largely to the $1,178,836 non-cash gain from the change in value of derivative for the quarter ended June 30, 2020.

Results of Operations for the Six Months Ended June 30, 2021 as compared to the Six Months Ended June 30, 2020.

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Net revenues	$433,304	$1,274,211
Cost of goods sold	580,598	1,262,087
Gross (loss) income	(147,294)	12,124
Sales expense	1,960	38,745
Stock based compensation	239,044	-
Stock option expenses	32,877	-
General and administrative expense	658,737	685,529
Loss from operations	(1,079,912)	(712,150)
Change in value of derivatives	77,333	(931,882)
Interest and other income (expense)	(1,760,748)	(736,510)
Net loss	$(2,763,327)	$(2,380,542)

The following sets forth selected items from our statements of operations for six months ended June 30, 2021 and for the six months ended June 30, 2020.

Revenue for the six months ended June 30, 2021 was $433,304 compared to $1,274,211 for the corresponding period in 2020, a decrease of $840,907 or 66.0%. This decrease in revenue is primarily due to the fact that there was a very strong cannabis crop in the last quarter of 2020, which drove down wholesale cannabis prices significantly and limited the profitability of our distribution and trading operations. The Company expects such cyclical revenue deviations to be mitigated in 2021 and following years by a significant growth of revenue from our HourGlass products, which will be unaffected by these cyclical events.

Cost of goods sold for the six months ended June 30, 2021 was $580,598 as compared to $1,262,087 for the corresponding period in 2020, a decrease of $681,489, or 54%. Included in cost of goods sold the six months ended June 30, 2021 and 2020 are plant operation and other direct overhead expenses incurred to maintain our production facilities. These fixed carrying costs affect our gross margin more significantly at lower revenues than at our anticipated full operating activity levels. Consequently, we expect our gross margins to significantly improve during 2021 as sales increase.

Our resulting gross loss for the six months ended June 30, 2021 was $147,294 as compared with the gross income of $12,124 for the corresponding period in 2020, a decrease of $159,418.

Sales expense for the three months ended June 30, 2021 were $1,960 compared to the $38,745 for 2020, a decrease of $36,785, or 94.9%. The decrease was a result of the majority sales being made in-house by management. Stock based compensation for the six months ended June 30, 2021 were $239,044 compared to $0 for 2020, an increase of $221,620. Stock based expenses for the six months ended June 30, 2021 were $32,877 compared to $0 for 2020, an increase of $32,877.

General and administrative expenses for the six months ended June 30, 2021 were $658,737 compared to $685,529 for 2020, a decrease of $26,792, or 4.9%.

Our resulting net loss from operations for the six months ended June 30, 2021 was $1,079,912 as compared to $712,150 for the corresponding period for 2020, an increase of $367,762, or 51.6%.

As part of the reverse merger in July 2019, the Company recorded derivative liabilities substantially in the form of convertible notes and related warrants with variable conversion features. On April 15, 2021, the company renegotiated the debt agreement with the lender modifying the convertible notes conversion price from a variable rate to a fixed rate conversion price for $4,502,750 of convertible notes, with an effective date of December 31, 2020. The change in value of derivatives, a non-cash gain, for the six months ended June 30, 2021, was $77,333 as compared to a non-cash expense of $931,882 for the corresponding period for 2020.

Included in interest and other expense for the six months ended June 30, 2021 is a non-cash expense of $513,267 related to shares issued as part of a make-whole agreement (see Note 15 Commitments and contingencies) and $491,998 loss on extinguishment of debt for related parties.

Our resulting net loss for the six months ended June 30, 2021 was $2,763,327 as compared to $2,380,542 for the corresponding period for 2020, an increase of $382,785, or 16.1%.

Development of hi-tech cultivation facility.

During 2018 we reviewed various facilities and identified a suitable, compliant cannabis facility located in the city of Dessert Hot Springs, to build our manufacturing and distribution facility. This commercial park is owned and operated by Coachillin’ Holding LLC and we purchased land rights from Coachillin’ Holding LLC on December 21, 2017 to secure our specific location within their commercial park. As a result, we own approximately two acres of real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park in Desert Hot Springs, located on the extension of North Canyon Rd., approximately 10 miles north of the center of Palm Springs.

Grapefruit intends to build out its real property into a distribution, manufacturing and high-tech cultivation facility in two phases to further its goal to become a seed to sale, fully vertically integrated Cannabis and CBD product Company. Grapefruit’s plans include an indoor 40,000 square foot multi-tiered canopy and adjoining tissue culture rooms divided into two separate buildings on our Coachillin property. The development of the lot will take place in two phases.

On July 29, 2021, Grapefruit obtained its development permit to construct phase one. Phase one will be comprised of a 30,000 square foot facility containing a 10,000 square foot state-of-the-art indoor canopy, a separately licensed Distribution facility and Manufacturing lab that will carry a Type 7 volatile manufacturing license. The canopy is estimated to produce thousands of pounds of the highest quality indoor cultivars of cannabis annually. We are in the process of securing construction financing for Phase one.

In order for us to obtain California cannabis licensing from state and local officials we entered into an operating lease with Coachillin’ Holdings to temporarily occupy an area near the location of our permanent location within the Coachillin’ commercial park.

COVID-19 Impact

During the six months ended June 30, 2021, the company experienced severe restrictions on consumers and the retail locations at which consumers purchase our products. As a result of these restrictions, we believe demand for our products was subdued during the period. During the comparable six months in 2020, and as a result of the COVID-19 pandemic, we saw an increase in demand for our cannabis products driven by consumer pantry-loading and increased consumption of our products due to concerns about future availability of products and or concerns about whether retail locations that sell our products would remain open. Despite the COVID-19 pandemic, we have been able to keep up with fluctuating consumer demand for our products and have continued to introduce new products in the market.

The full extent to which COVID-19 may impact our business, including our operations and the market for our securities and our financial condition, will depend on future developments, which are highly uncertain and cannot be predicted at this time. These include the duration, severity and scope of the pandemic, the development and availability of effective treatments and vaccines, and further action taken by the government and other third parties in response to the pandemic. In particular, COVID-19 and government efforts to curtail COVID-19 could impede our production facilities, increase operating expenses, result in loss of sales, affect our supply chains, impact performance of contractual obligations and require additional expenditures to be incurred.

Liquidity and Capital Resources

Our cash position decreased to $188,155 as of June 30, 2021 from $299,895 as of December 31, 2020. Our total current assets increased to $1,090,421 as of June 30, 2021, from $948,862 as of December 31, 2020.

Our total current liabilities increased to $4,457,409 as of June 30, 2021 from $4,379,581 as of December 31, 2020.

During the six months ended June 30, 2021, we used $807,164 of net cash for operating activities, as compared to cash used by operations of $551,579 used during the six months ended June 30, 2020. Net cash used in investing activities during the six months ended June 30, 2021 was $56,679, as compared to $0 during the six months ended June 30, 2020. Net cash provided by financing activities during the six months ended June 30, 2021 was $752,103, as compared to $385,980 during the six months ended June 30, 2020.

During the six months ended June 30, 2021, the Company converted $966,620 of principal and accrued interest for shares of common stock. We expect to continue to exchange the long-term convertible notes to equity in the future.

We expect our working capital requirements in the next year to be met primarily by the proceeds of issuance of debt, equity and other securities to our existing creditors, shareholders, and other investors, as well as from cash flow from operations. We also expect that, as in the past, significant amounts of our convertible debt with a major lender will be converted into equity. We expect to need additional working capital from outside sources to cover our anticipated operating expenses. There is no assurance that the Company will be able to raise sufficient additional capital or financing to continue in business or to effectively execute its business plan.

Going Concern Qualification

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the six months ended June 30, 2020, we incurred a net loss of $2,763,327, had a working capital deficit of $3,366,988 and had an accumulated deficit of $14,084,821 at June 30, 2021. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements

Off-Balance Sheet Arrangements

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

As of June 30, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of June 30 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Bradley J. Yourist	Dated: August 20, 2021
Bradley J. Yourist
Chief Executive Officer

/s/ Kenneth J. Biehl	Dated: August 20, 2021
Kenneth J. Biehl
Chief Financial Officer

