Form 10-K/A
period 2020-12-31
Grapefruit USA, Inc
filed 2021-08-31
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2020 of GRAPEFRUIT USA, INC. (the “Company”) filed with the Securities and Exchange Commission on April 20, 2021 (the “Form 10-K”) is to incorporate the revised audit report provided by our auditors (Page 23). At their request we are filing this amendment to incorporate the revised audit report.

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

FL Office 7951 SW 6th Street, Suite 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230

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

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Notes

As discussed in Notes 7 and 11 to the consolidated financial statements, the Company had various debt instruments which included conversion features requiring bifurcation and separate accounting. Management evaluated the required accounting, significant estimates, and judgments around the valuation for these embedded derivatives. These embedded derivatives were initially measured at fair value and have subsequently been remeasured to fair value at each reporting period and at settlement. There is no current observable market for these types of features and, as such, the Company determined the fair value of the embedded derivatives using a binomial option pricing model to measure the fair value of the bifurcated derivative. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the conclusions reached by management as well as the inputs to the Company’s binomial option pricing model.

Our principal audit procedures performed to address this critical audit matter included the following:

●	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement and revaluation of the bifurcated derivatives.
●	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.
●	We evaluated the fair value of the bifurcated derivatives that included testing the valuation models and assumptions utilized by management. We reviewed and tested the fair value model used, significant assumptions, and underlying data used in the model.

The firm has served this client since January 2020.

/s/ L&L CPAS, PA L&L CPAS, PA

Certified Public Accountants Plantation, FL

The United States of America A

April 19, 2021

www.llcpas.net

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

8. GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2020, we incurred a net loss of $4,056,996, had a working capital deficit of $3,430,719 and had an accumulated deficit of $11,321,494 at December 31, 2020. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

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

Stock Options

As of December 31, 2020, employees of the Company hold options to purchase 250,000 shares of common stock at an exercise price of $1.00.

Transactions in FY 2020	Quantity	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, December 31, 2019	250,000	$1.00	5.57
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding, December 31, 2020	250,000	$1.00	4.57
Exercisable, December 31, 2020	250,000	$1.00	4.57

The weighted average remaining contractual life of options outstanding issued under the Plan was 4.57 years at December 31, 2020.

10. WARRANTS

Following is a summary of warrants outstanding at December 31, 2020:

Number of Warrants	Exercise Price	Expiration Date
37,500	$0.10	April 2022
500,00	$0.10	August 2022
575,000	$0.10	April 2023
125,000	$0.10	May 2023
162,500	$0.10	August 2023
2,800,000	$0.40	May 2022
302,776	$0.10	January 2024
12,000,000	$0.10	March 2021
2,160,000	$0.10	June 2021
16,000,000	$0.125	May 2021
15,000,000	$0.15	May 2021
8,000,000	$0.25	May 2021

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

Grapefruit USA, Inc.

Dated: August 31, 2021	By:	/s/ Bradley J Yourist
Bradley J. Yourist
Chief Executive Officer (Principal Executive Officer)
Dated: August 31, 2021
/s/ Kenneth J. Biehl
Kenneth J. Biehl Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 31, 2021
/s/ Bradley J Yourist
Bradley J. Yourist
Chief Executive Officer

Dated: August 31, 2021
/s/ Daniel J Yourist
Daniel J Yourist Director

Dated: August 31, 2021
/s/ John Hollister
John Hollister Director

