Form 10-Q
period 2021-09-30
Grapefruit USA, Inc
filed 2021-11-22
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2021

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

As of November 5, 2021, the number of shares outstanding of the registrant’s class of common stock was 554,162,744.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, plans and objectives of management and markets for our common stock are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout our most recent Annual Report on Form 10-K and any updates described in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as may be amended, supplemented or superseded from time to time by other reports we file with the U.S. Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to the reports we file with the SEC, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date hereof. Because the risk factors in our SEC reports could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAPEFRUIT USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$37,317	$299,895
Accounts receivable	285,622	39,408
Inventory	410,681	502,115
Licensee agreement	44,000	63,800
Other	70,319	43,644
Total current assets	847,939	948,862
NON-CURRENT ASSETS:
Property, plant and equipment, net	1,783,651	1,790,930
Operating right of use - assets	62,942	131,786
Investment in hemp	84,950	169,950
Goodwill	250,000	-
Other	7,459	7,459
TOTAL ASSETS	$3,036,941	$3,048,987

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Notes payable	$256,634	$256,436
Accrued loan interest	920,619	758,107
Related party payable	420,872	488,433
Legal settlements - current portion	75,572	180,740
Subscription payable	251,141	791,992
Derivative liability	27,431	118,641
Capital lease - current portion	43,497	67,071
Operating right of use - liability - current portion	65,486	82,038
Convertible notes - current portion	1,907,021	829,072
Accounts payable and accrued expenses	817,836	807,051
Total current liabilities	4,786,109	4,379,581

Legal settlements - long-term	-	29,226
Capital lease	13,347	38,835
Operating right of use - liability	-	52,724
Long-term notes payable, net	907,762	904,633
Long-term convertible notes, net of discount	1,547,066	2,323,735
Total long-term liabilities	2,468,175	3,349,153

TOTAL LIABILITIES	7,254,284	7,728,734

STOCKHOLDERS’ DEFICIT
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 554,162,744 and 505,700,437 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	55,416	50,570
Preferred stock ($0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020)	-	-
Additional paid in capital	10,801,207	6,591,177
Accumulated deficit	(15,066,663)	(11,321,494)
Total stockholders’ deficit	(4,210,040)	(4,679,747)
Noncontrolling interest	(7,303)	-
Total deficit	(4,217,343)	(4,679,747)
TOTAL LIABILITIES AND STOCKHOLERS' DEFICIT	$3,036,941	$3,048,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRAPEFRUIT USA, INC.

CONDENSED CONSOLIDTED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$153,476	$1,306,201	$586,780	$2,580,412
Cost of goods sold	346,073	1,123,717	926,671	2,385,804
Gross profit (loss)	(192,597)	182,484	(339,891)	194,608
Operating expenses:
Sales	3,800	67,479	5,760	106,594
Stock based compensation	25,980	-	265,024	-
Stock option expense	32,877	-	65,754	-
General and administrative	352,462	289,767	1,011,199	974,925
Total operating expenses	415,119	357,246	1,347,737	1,081,519

Loss from operations	(607,716)	(174,762)	(1,687,628)	(886,911)
Other income (expense):
Interest expense	(388,273)	(532,410)	(1,258,650)	(1,343,224)
Change in value of derivative instruments	13,877	(7,014,164)	91,210	(7,946,046)
Gain (loss) on extinguishment of debt	-	31,642	(398,373)	105,945
Gain (loss) on extinguishment of debt - related parties	-	-	(491,998)	-
Total other income (expense)	(374,396)	(7,514,932)	(2,057,811)	(9,183,325)

Income (loss) before income taxes	(982,112)	(7,689,694)	(3,745,439)	(10,070,236)

Tax provision	-	-	-	-

Net income (loss)	(982,112)	(7,689,694)	(3,745,439)	(10,070,236)

Loss attributable to noncontrolling interest	(270)	-	(270)	-

Net (loss) income attributable to Grapefruit USA, Inc.	$(981,842)	$(7,689,694)	$(3,745,169)	$(10,070,236)

Net loss per share - Basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)
Weighted average common stock outstanding - Basic and diluted	550,277,467	499,182,611	515,339,023	495,837,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRAPEFRUIT USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,745,169)	$(10,070,236)
Adjustments to reconcile net loss to net cash used for operating activities:
Net loss attributable to non-controlling interest	(270)	-
Depreciation and amortization expense	69,598	126,066
Amortization of debt discount	692,129	-
Change in value of derivative	(91,210)	7,946,046
Stock-based compensation for services	265,024	244,167
Stock option expense	65,754	-
Loss on extinguishment of debt	398,373	479,531
Non-cash interest	-	(18,772)
Loss on extinguishment of debt - related parties	491,998	-
Changes in operation assets and liabilities:
Accounts Receivables	(261,452)	-
Inventory	91,434	(146,726)
Prepaid expense and current assets	(6,875)	-
Investment in hemp	85,000	-
Right-of-use assets	68,844	-
Accounts payable	70,785	(29,189)
Other	-	(20,000)
Accrued expenses and other current liabilities	487,792	386,200
Accrued loan interest expense	388,940	256,687
Right-of-use liability	(69,276)	(64,109)
Net cash (used for)/provided by used for operating activities	(998,581)	(910,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received from acquisition	69	-
Purchase of land and equipment	(62,319)	(25,469)
Net cash used for investing activities	(62,250)	(25,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of capital lease liability	(49,062)	(40,803)
Repayment of legal liability	(16,393)	-
Proceeds from convertible notes, net	450,000	707,500
Proceeds from (repayment of) loans, net	-	168,343
Repayment of loan principal	(4,772)	-
Proceeds from related parties	93,080	-
Contributions from non-controlling interest	400	-
Proceeds from exercise of warrants	250,000	-
Proceeds from sale of common stock	75,000	-
Net cash proceeds from financing activities	798,253	835,040

NET INCREASE (DECREASE) IN CASH	(262,578)	(100,764)

CASH, BEGINNING BALANCE	299,895	266,607

CASH, ENDING BALANCE	$37,317	$165,843

SUPLEMENTAL DISCLOSURE ON CASH FINANCING ACTIVITY
Cash paid for interest expense	87,883	110,340

SUPLEMENTAL DISCLOSURE ON NON-CASH FINANCING ACTIVITY
Shares issued for legal settlement	1,090,462	-
Shares issued for conversion of notes payable	996,620	640,597
Shares issued for debt settlement with related parties	699,236	-
Shares issued for compensation	-	388,572
Shares issued for settlement of debt	-	79,754
Shares issued for acquisition	250,000	-
Reclassification of derivative liabilities to APIC	-	395,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRAPEFRUIT USA, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Deficit Attributable to Grapefruit USA, Inc.

	Common Stock		Additional		Total	Non-
	Number of		Paid in	Accumulated	Stockholders'	controlling	Total
	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit

Balance as of December 31, 2019	486,320,329	$48,632	$2,781,839	$(7,264,498)	$(4,434,027)	$-	$(4,434,027)

Shares issued for services	900,000	90	318,240	-	318,330	-	318,330

Shares issued for settlement	7,213,933	721	565,572	-	566,293	-	566,293

Shares issued with debt	915,795	92	44,782	-	44,874	-	44,874

Shares issued for note conversion	9,100,380	910	79,844	-	80,754	-	80,754
Reclassification from derivative liability	-	-	395,067	-	395,067	-	395,067
Net loss	-	-	-	(10,070,236)	(10,070,236)	-	(10,070,236)

Balance as of September 30, 2020	504,450,437	$50,445	$4,185,344	$(17,334,734)	$(13,098,945)	$-	$(13,098,945)

Balance as of December 31, 2020	505,700,437	$50,570	$6,591,177	$(11,321,494)	$(4,679,747)	$-	$(4,679,747)

Shares issued for services	7,449,937	745	302,799	-	303,544	-	303,544

Shares issued for settlement	8,404,186	840	1,089,620	-	1,090,460	-	1,090,460

Shares issued upon warrant exercise	2,000,000	200	249,800	-	250,000	-	250,000

Shares issued for note conversion	13,352,264	1,335	995,285	-	996,620	-	996,620

Shares issued for related party debt	11,710,465	1,171	1,190,063	-	1,191,234	-	1,191,234

Stock options granted pursuant to board of director agreement	-	-	65,754	-	65,754	-	65,754

Shares issued for purchase of stock	1,000,000	100	74,900	-	75,000	-	75,000

Shares issued for acquisition	4,545,455	455	249,545	-	250,000	-	250,000

Equity investment	-	-	(7,736)	-	(7,736)	(7,033)	(14,769)

Net loss	-	-	-	(3,745,169)	(3,745,169)	(270)	(3,745,439)

Balance as of September 30, 2021	554,162,744	$55,416	$10,801,207	$(15,066,663)	$(4,210,040)	$(7,303)	$(4,217,343)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRAPEFRUIT USA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

We became members of the Indian Canyon and 18th Property Association on September 19, 2017 and have an ownership interest of 1.46% based upon the 77,156 gross parcel square foot of our property located in an approximately 5.3 million square foot facility. As of September 30, 2021, the common areas continue to be built throughout the entire canna-business park and are not complete.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The unaudited financial statements as of September 30, 2021 and December 31, 2020, and for the nine months ended September 30, 2021 and September 30, 2020, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended December 31, 2020.

Basis of Consolidation – Subsidiaries are entities controlled by the Company. Control exists when the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. The financial statements of subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases.

In August 2021, the Company entered into a Stock Purchase Agreement acquiring the majority ownership and control of Summit Boys, Inc., a very well-known and established cannabis extraction brand with product lines in retail stores throughout the State of California. The Company plans on continuing the business without interruption and plans on licensing the Summit Boys brand in the State of Oklahoma under that State’s newly enacted legalized statutory scheme for cannabis products. This non-significant and non-operating subsidiary has been consolidated with Grapefruit’s financial statements. As consideration, the Company issued 4,545,455 shares of common stock for 51% ownership if Summit Boys, Inc.

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

Inventory – Inventory is comprised of raw material, work in process and finished goods. The following sets forth selected items from our inventory as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Raw material	$56,299	$16,892
Work in process	-	23,566
Finished goods	354,382	461,657
	$410,681	$502,115

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

	September 30, 2021	December 31, 2020
Numerator:
Net income attributable to common shareholders	$(3,745,169)	(4,229,851)
Denominator:
Weighted-average number of common shares outstanding during the period	515,339,023	498,230,051
Dilutive effect of stock options, warrants, and convertible promissory notes	-	-
Common stock and common stock equivalents used for diluted earnings per share	$(0.01)	$(0.00)

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

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the nine months ended September 30, 2021 and year ended December 31, 2020.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities September 30, 2021	$-	$-	$27,431	$27,431
Derivative Liabilities December 31, 2020	$-	$-	$118,641	$118,641

Items measured at fair value on a non-recurring basis

The Company’s prepaids and other current assets, long lived assets, including property and equipment, and goodwill are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no significant impact on our income taxes for the nine months ended September 30, 2021 and 2020, respectively.

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

Accounts Receivable and Revenue – The accounts receivable balance was $285,622 as of September 30, 2021 and $39,480 as of December 31, 2020. As the September 30, 2021, 61% of accounts receivable was split between two customers. In 2020, 99% of accounts receivable consisted of one customer. During the nine months ended September 30, 2021, we continue to diversify our customer base, and no more than 17% of the revenues with any one customer. For the nine months ended September 30, 2020, 60% of the net revenues generated with two customers.

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2021, we incurred a net loss of $3,745,169, had a working capital deficit of $3,938,170 and had an accumulated deficit of $15,066,663 at September 30, 2021. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements

Management’s plan regarding this matter is to, amongst other things, seek additional equity financing by selling our equity securities and obtaining funds through the issuance of debt. We cannot be certain that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders may be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences and/or privileges senior to those of the holders of our common stock. Our ability to execute our business plan and continue as a going concern may be adversely affected if we are unable to raise additional capital or operate profitably.

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

The Company has right-of-use assets of $62,942, right-of-use liability of $65,486 as of September 30, 2021. Operating lease expense for the nine months ended September 30, 31, 2021 was $73,662.

The following table provides the maturities of lease liabilities at September 30, 2021:

Maturity of Lease Liabilities
2021	22,378
2022	44,756
2023	-
2024	-
2025
2026 and thereafter	-
Total future undiscounted lease payments	67,134
Less: Interest	(1,648)
Present value of lease liabilities	$65,486

NOTE 5 – INVENTORY

At September 30, 2021 and December 31, 2020, our inventory was, as follows:

	September 30, 2021	December 31, 2020
Raw material	$56,299	$16,892
Work in process	-	23,566
Finished goods	354,382	461,657
	$410,681	$502,115

At September 30, 2021 and December 31, 2020, finished goods included $8,404 and $34,331 on consignment, respectively.

We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of goods sold.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation and amortization, at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Vehicle	$41,142	$41,142
Furniture and equipment	7,494	-
Extraction equipment	296,747	287,029
Extraction laboratory	126,707	126,707
Warehouse facility	50,158	50,158
Land and land improvement/development	1,501,300	1,456,193
Accumulated depreciation and amortization	(239,897)	(170,299)
Property, plant and equipment	$1,783,651	$1,790,930

The Company acquired the extraction equipment, laboratory, and warehouse facility during 2018 and 2019 and made preparations and final testing for future production. Final preparations for certain extraction and warehouse work were completed, and these related assets were placed in service on April 1, 2019, at which time we commenced depreciating this asset.

The amount of related depreciation expense for the nine months ended September , 2021 and 2020 is $69,598 and $60,469, respectively.

NOTE 7 – CAPITAL LEASE PAYABLE

Capital lease payable consists of a capital lease agreement entered into in April 2018 to finance the purchase of various lab and manufacturing equipment. The outstanding balance on the 48-month installment capital lease was $148,511 and $161,570 as of September 30, 2021 and December 31, 2020, respectively. The terms of the 48-month capital lease specify monthly payments of $4,575. The interest rate implicit in the lease is about 15% and the maturity date is February 2022.

In addition, the Company entered into additional 48-month leases in May 2019 for production facilities and storage of product. Monthly payments for the facility and storage totals $1,935.

A summary of minimum lease payments on capital lease payable for future years is as follows:

September 30, 2021
Remainder 2021	$19,530
2022	32,337
2023	7,739
2024	-
2025	-
Thereafter	-
Total minimum lease payments	59,606
Less: amount representing interest	(2,763)
Capital lease liability	$56,843

NOTE 8 – NOTES PAYABLE

In October 2017, in connection with our purchase of two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park, the Company issued a first and second trust deed note in the amounts of $700,000 and $200,000, respectively. The first and second trust deed notes are long-term notes and are interest only notes, at 13.0%, and mature in August 2022, with the principal payment due at maturity. For the $700,000 loan, the monthly payment is approximately $7,500. For the $200,000 loan, the monthly payment is approximately $2,200. The 1st and 2nd trust deeds are secured by the land as well as property owned by two officers of the company and three other related parties. Also, each party has personally guaranteed or pledged additional collateral. The notes include a debt discount as of September 30, 2021 of $30,600.

In April 2018, the Company issued a note due 60 days after funding with a principal amount of $250,000 and interest totaling $125,000. As of September 30, 2021, the note has not been repaid and was amended to carry an additional 10% interest rate of the total balance due, Accrued interest for this loan totals $190,625. The note is past due. Two officers of the Company have personally guaranteed the loan.

In September 2019, the Company issued another note of $102,569 to an unrelated party with 5% interest, which was repaid in full on October 20, 2020.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

In August 2020, 9,100,380 shares were issued to settle $80,754 debt of a note and accrued interest resulting in a loss of $5,225.

Amortization of note discounts, which is included in interest expense, amounted to $509,817 during the nine months ended September 30, 2021 and $423,738 for the nine months ended September 30, 2020.

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

During the nine months ended September 30, 2021, a total of $996,620 of convertible notes had been converted to common stock. It comprised of $832,750 of principal and $163,120 of accrued interest and $750 of fees for a total of 13,352,264 shares of common stock.

NOTE 10 – NOTES PAYABLE, RELATED PARTY NOTES PAYABLES, AND OPERATING LEASE – RELATED PARTY

Notes payable to officers and directors as of September 30, 2021 and December 31, 2020 are due on demand and consisted of the following:

	September 30, 2021	December 31, 2020
Payable to an officer and director	$335,780	$82,056
Payable to an individual affiliate of an officer and director	-	40,000
Payable to a company affiliate to an officer and director	85,092	366,377
	$420,872	$488,433

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

NOTE 11 – EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2021, and December 31, 2020, there are no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock.

During the nine months ended September 30, 2021 the Company issued a total of 7,449,937 shares for services rendered valued at $303,545; 20,114,651 shares were issued related to legal settlement and debt settlement with related parties valued at $2,281,695; 13,352,264 shares were issued related to the conversion of convertible notes valued at $996,620; 1,000,000 shares were issued for a stock purchase valued at $0.075 per share; 2,000,000 shares were issued for warrant exercised at $0.125 per share; and 4,545,455 shares were issued for the Summit Boys acquisition (Note – 14 Investments) valued at $250,000.

As of September 30, 2021, there were approximately 613 record holders of our common stock, not including shares held in “street name” in brokerage accounts the number of which is unknown. As of September 30, 2021, there were 554,162,744 shares of our common stock outstanding on record.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 1,811,401 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of September 30, 2021, employees of the Company hold options to purchase 250,000 shares of common stock granted in 2016 at an exercise price of $1.00. On March 28, 2021, the Company granted a board member an option to purchase 750,000 shares of common stock at $0.025. There are six month vesting periods for a block of 250,000 shares starting October 1, 2021.

Transactions in FY 2021	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2020	250,000	$1.00	3.82
Granted	750,000	0.025	5.51
Exercised	-
Cancelled/Forfeited	-
Outstanding, September 30, 2021	1,000,000	$0.25	5.08
Exercisable, September 30, 2021	250,000	$1.00	3.82

The weighted average remaining contractual life of options outstanding issued under the agreements was 5.08 years at September 30, 2021.

NOTE 12 — WARRANTS

Following is a summary of warrants outstanding at September 30, 2021:

Number of Warrants	Exercise Price	Expiration Date
37,500	0.10	Apr-22
2,800,000	0.40	May-22
500,000	0.10	Aug-22
575,000	0.10	Apr-23
125,000	0.10	May-23
162,500	0.10	Aug-23
302,776	0.10	Jan-24
14,000,000	0.125	May-24
15,000,000	0.15	May-24
8,000,000	0.25	May-24
20,000,000	0.075	Apr-26
2,250,000	0.20	Feb-26

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

The following table summarizes activity in the Company’s derivative liability during the nine-month period ended September 30, 2021:

12-31-20 Balance	$118,641
Creation/acquisition	-
Reclassification of equity	-
Change in Value	(91,210)
6-30-21 Balance	$27,431

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

NOTE 14 – INVESTMENTS

Investment in Hemp

In September 2019, the Company invested in hemp product that was purchased and stored by a third party. The Company expects to sell the product by the beginning of next year. Due to the increased harvests, the salability of the product decreased, necessitating the markdown during this quarter.

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

Galileo Surgery Center LP/Cypress Ambulatory Surgery Center LP vs Imaging3, Inc. Settlement

The Company came to a settlement with Galileo Surgery Center LP/Cypress Ambulatory Surgery Center LP (“Galileo”) for $75,572 with an interest rate of 10%, requiring payments of $7,300 per month beginning in August 2021 until paid in full.

Administrative Claim of Greenberg Glusker Fields Claman & Machtinger LLP

The Company came to a settlement agreement with Greenberg Glusker Fields Claman & Machtinger LLP (“Greenberg”). Three $68,000 payments are to be made in relation to the timing of the three latter tranches mentioned in “Auctus Financing” or before November 30, 2019. As of now, $68,000 has been paid; late penalties are currently being assessed. In addition, 7,628,567 shares are to be issued as part of the settlement agreement—7,213,933 of the shares were issued as of September 30, 2020. In May 2021, the Company issued 3,920,865 shares as part of the make-whole clause in the agreement. On October 26, 2021, the Company issued 600,000 shares as part of the make-whole clause in the agreement. Additional shares may need to be issued in the future.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements.

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

Results of Operations for the Three Months Ended September 30, 2021 as compared to the Three Months Ended September 30, 2020.

	Three months ended	Three months ended
	September 30, 2021	September 30, 2020
Net revenues	$153,476	$1,306,201
Cost of goods sold	346,073	1,123,717
Gross income (loss)	(192,597)	182,484
Sales expense	3,800	67,479
Stock based compensation	25,980	-
Stock option expenses	32,877	-
General and administrative expense	352,462	289,767
Loss from operations	(607,716)	(174,762)
Change in value of derivatives	13,877	(7,014,164)
Interest and other income (expense)	(388,273)	(500,768)
Net loss before income taxes	(982,112)	(7,689,694)
Tax provision	-	-
Net loss	(982,112)	(7,689,694)
Loss attributable to noncontrolling interest	(270)	-
Net loss attributable to Grapefruit USA, Inc.	$(981,842)	$(7,689,694)

The following sets forth selected items from our statements of operations for three months ended September 30, 2021 and for the three months ended September 30, 2020.

Revenue for the three months ended September 30, 2021 was $153,476 compared to $1,306,201 for the corresponding period in 2020, a decrease of $1,152,725 or 88.3%. This decrease in revenue is primarily due to the fact that there was a very strong cannabis crop in the last quarter of 2020, which drove down wholesale cannabis prices significantly and limited the profitability of our distribution and trading operations. The Company expects such cyclical revenue deviations to be mitigated in 2021 and following years by a significant growth of revenue from our HourGlass products, which will be unaffected by these cyclical events.

Cost of goods sold for the three months ended September 30, 2021 was $346,073 as compared to $1,123,717 for the corresponding period in 2020, a decrease of $777,644, or 69.2%. Included in cost of goods sold the three months ended September 30, 2021 and 2020 are plant operation and other direct overhead expenses incurred to maintain our production facilities. Included in the cost of goods sold is the markdown of the hemp investment of $85,000. These fixed carrying costs affect our gross margin more significantly at lower revenues than at our anticipated full operating activity levels. Consequently, we expect our gross margins to significantly improve in future periods as sales increase.

Our resulting gross loss for the three months ended September 30, 2021 was $192,597 as compared with the gross income of $182,484 for the corresponding period in 2020, a decrease of $375,081, or 205.5%.

Sales expense for the three months ended September 30, 2021 was $3,800 compared to the $67,479 for 2020, a decrease of $63,679. The decrease was a result of all sales being made in-house by management. Stock based compensation for the three months ended September 30, 2021 was $25,980 compared to $0 for 2020, an increase of $25,980. Stock option expenses for the three months ended September 30, 2021 were $32,877 compared to $0 for 2020, an increase of $32,877. General and administrative expenses for the three months ended September 30, 2021 were $352,462 compared to $289,767 for 2020, an increase of $62,695, or 21.6%.

Our resulting net loss from operations for the three months ended September 30, 2021 was $607,716 as compared to $174,762 for the corresponding period for 2020, an increase of $432,954, or 247.7%.

Our resulting net loss attributable to Grapefruit USA, Inc. for the three months ended September 30, 2021 was $982,112 as compared to $7,689,694 for the corresponding period for 2020, a decrease of $6,707,582, or 87.2%. The decrease is due largely to the $7,014,164 non-cash loss from the change in value of derivative for the quarter ended September 30, 2020.

Results of Operations for the Nine Months Ended September 30, 2021 as compared to the Nine Months Ended September 30, 2020.

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Net revenues	$586,780	$2,580,412
Cost of goods sold	926,671	2,385,804
Gross income (loss)	(339,891)	194,608
Sales expense	5,760	106,594
Stock based compensation	265,024	-
Stock option expenses	65,754	-
General and administrative expense	1,011,199	974,925
Loss from operations	(1,687,628)	(886,911)
Change in value of derivatives	91,210	(7,946,046)
Interest and other income (expense)	(2,149,021)	(1,237,279)
Net loss before income taxes	(3,745,439)	(10,070,236)
Tax provision	-	-
Net loss	(3,745,439)	(10,070,236)
Loss attributable to noncontrolling interest	(270)	-
Net loss attributable to Grapefruit USA, Inc.	$(3,745,169)	$(10,070,236)

The following sets forth selected items from our statements of operations for nine months ended September 30, 2021 and for the nine months ended September 30, 2020.

Revenue for the nine months ended September 30, 2021 was $586,780 compared to $2,580,412 for the corresponding period in 2020, a decrease of $1,993,632 or 77.3%. This decrease in revenue is primarily due to the fact that there was a very strong cannabis crop in the last quarter of 2020, which drove down wholesale cannabis prices significantly and limited the profitability of our distribution and trading operations. The Company expects such cyclical revenue deviations to be mitigated in 2021 and following years by a significant growth of revenue from our HourGlass products, which will be unaffected by these cyclical events.

Cost of goods sold for the nine months ended September 30, 2021 was $926,671 as compared to $2,385,804 for the corresponding period in 2020, a decrease of $1,459,133, or 61.2%. Included in cost of goods sold the nine months ended September 30, 2021 and 2020 are plant operation and other direct overhead expenses incurred to maintain our production facilities. These fixed carrying costs affect our gross margin more significantly at lower revenues than at our anticipated full operating activity levels. Consequently, we expect our gross margins to significantly improve in future periods as sales increase.

Our resulting gross loss for the nine months ended September 30, 2021 was $339,891 as compared with the gross income of $194,608 for the corresponding period in 2020, a decrease of $534,499.

Sales expense for the three months ended September 30, 2021 were $5,760 compared to the $106,594 for 2020, a decrease of $100,834, or 94.6%. The decrease was a result of the majority sales being made in-house by management. Stock based compensation for the nine months ended September 30, 2021 were $265,024 compared to $0 for 2020, an increase of $265,024. Stock option expenses for the nine months ended September 30, 2021 were $65,754 compared to $0 for 2020, an increase of $65,754. General and administrative expenses for the nine months ended September 30, 2021 were $1,011,199 compared to $974,925 for 2020, an increase of $36,274, or 3.7%.

Our resulting net loss from operations for the nine months ended September 30, 2021 was $1,687,628 as compared to $886,911 for the corresponding period for 2020, an increase of $800,717, or 90.3%.

As part of the reverse merger in July 2019, the Company recorded derivative liabilities substantially in the form of convertible notes and related warrants with variable conversion features. On April 15, 2021, the company renegotiated the debt agreement with the lender modifying the convertible notes conversion price from a variable rate to a fixed rate conversion price for $4,502,750 of convertible notes, with an effective date of December 31, 2020. The change in value of derivatives, a non-cash gain, for the nine months ended September 30, 2021, was $91,210 as compared to a non-cash expense of $7,946,046 for the corresponding period for 2020.

Included in interest and other expense for the nine months ended September 30, 2021 is a non-cash expense of $513,267 related to shares issued as part of a make-whole agreement (see Note 15 Commitments and contingencies) and $491,998 loss on extinguishment of debt for related parties.

Our resulting net loss attributable to Grapefruit USA, Inc. for the nine months ended September 30, 2021 was $3,745,169 as compared to $10,070,236 for the corresponding period for 2020, a decrease of $6,325,067, or 62.8%.

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

COVID-19 Impact

During the nine months ended September 30, 2021, the company experienced severe restrictions on consumers and the retail locations at which consumers purchase our products. As a result of these restrictions, we believe demand for our products was subdued during the period. During the comparable nine months in 2020, and as a result of the COVID-19 pandemic, we saw an increase in demand for our cannabis products driven by consumer pantry-loading and increased consumption of our products due to concerns about future availability of products and or concerns about whether retail locations that sell our products would remain open. Despite the COVID-19 pandemic, we have been able to keep up with fluctuating consumer demand for our products and have continued to introduce new products in the market.

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

Liquidity and Capital Resources

Our cash position decreased to $37,317 as of September 30, 2021 from $299,895 as of December 31, 2020. Our total current assets decreased to $847,939 as of September 30, 2021, from $948,862 as of December 31, 2020.

Our total current liabilities increased to $4,786,109 as of September 30, 2021 from $4,379,581 as of December 31, 2020.

During the nine months ended September 30, 2021, we used $998,581 of net cash for operating activities, as compared to cash used by operations of $910,335 used during the nine months ended September 30, 2020. Net cash used in investing activities during the nine months ended September 30, 2021 was $62,319, as compared to $25,469 during the nine months ended September 30, 2020. Net cash provided by financing activities during the nine months ended September 30, 2021 was $798,253, as compared to $835,040 during the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, the Company converted $966,620 of principal and accrued interest for shares of common stock. We expect to continue to exchange the long-term convertible notes to equity in the future.

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

Going Concern Qualification

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2021, we incurred a net loss of $3,745,439, had a working capital deficit of $3,938,170 and had an accumulated deficit of $15,066,663 at September 30, 2021. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements

Off-Balance Sheet Arrangements

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

As of September 30, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of September 30 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification
32.2	Section 906 Certification
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

/s/ Bradley J. Yourist	Dated: November 22, 2021
Bradley J. Yourist
Chief Executive Officer

/s/ Kenneth J. Biehl	Dated: November 22, 2021
Kenneth J. Biehl
Chief Financial Officer

