Form 10-K
period 2021-12-31
Grapefruit USA, Inc
filed 2022-04-15
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of April 1, 2022 was $15,386,597 based on the closing price of $0.0275 per share of common stock of Grapefruit USA, Inc. as quoted on the OTC Pink Marketplace on that date.

There were 559,512,622 shares outstanding of the registrant’s Common Stock as of April 1, 2022.

PART I

ITEM 1. BUSINESS

BUSINESS

Overview

Grapefruit Boulevard Investments, Inc. (“we”, “our”, “us”, “Grapefruit”, “GBI”, or “the Company”) was formed as a California corporation on August 28, 2017 and began operation in September 2017. On July 10, 2019, Grapefruit acquired Imaging3, Inc. (“IGNG”) in a reverse acquisition (the “Acquisition”). Under the terms of the Share Exchange Agreement, IGNG issued to Grapefruit’s existing shareholders approximately 81% of the post-Acquisition IGNG common shares and the IGNG shareholders retained 19% of the post-Acquisition IGNG common shares. As a result, our financial statements are prepared using the acquisition method of accounting with Grapefruit as the accounting acquirer and IGNG treated as the legal acquirer and accounting acquiree. On December 16, 2019, Grapefruit filed the necessary paperwork with the Financial Industry Regulatory Authority (“FINRA”) and OTC Markets to effect the Company Name and Ticker symbol changes from “IGNG” to “GPFT” formally changing our corporate name from Imgaing3, Inc. to Grapefruit USA, Inc., a Delaware corporation whose stock is trading under the Ticker Symbol “GPFT”.

The Company holds its annual distribution licensure which allows us to operate through June 14, 2022. Our annual manufacturing license has been renewed by the California Department of Health. Grapefruit has not yet applied for a license to cultivate and will not until construction of our cultivation facility has been substantially completed. We own two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park where we intend to build a 30,000 square foot fully licensed cannabis facility. The location within Coachillin’ allows the Company to apply for and hold every cannabis license available under the California Cannabis laws.

In July 2021, Grapefruit obtained a development permit to build a 30,000 square foot “Mothership” facility intended to house a state-of-the-art indoor grow as well as a separately licensed distribution hub and laboratory that will produce the patented Hourglass line of topical creams as well as high quality extracts from trim generated by processing the indoor grow. We intend to obtain CGMP  certification for the lab pursuant to the Good Manufacturing Practice regulations enforced by the Federal Drug Administration (“FDA”). We expect that our facility will meet proper design, monitoring, and control of our manufacturing processes to assure the strength, quality, and purity of all Hourglass products manufactured by us during the construction. We anticipate the FDA mandating all cannabis facilities be CGMP certified to continue in operation once cannabis is federally legalized. Obtaining CGMP certification will make the eventual federalization of cannabis a very smooth transition for our company because most of what is required by the FDA will be already addressed and implemented at our facility.

Auctus Fund Financing

On May 31, 2019, the Company executed the Share Purchase Agreement (“SPA”) with Auctus Fund pursuant to the terms of which the Company agreed to sell $4,000,000 of the Notes and issue $6,200,000 of callable warrants (the “Warrants” and, together with the Notes, the “Securities”) to Auctus. Auctus is the Selling Security Holder. In addition, on May 31, 2019, we also entered into a registration rights agreement with Auctus (the “Registration Rights Agreement”) whereby we are obligated to file a registration statement to register the resale of the shares underlying the Securities. On July 25, 2019 (as amended on January 17, 2020), a registration statement was filed to comply with the Registration Rights Agreement. Pursuant to the SPA, Auctus became obligated to purchase the $4,000,000 of Notes from Grapefruit in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,422,750 on the day IGNG filed the registration statement, which was funded on August 16, 2019; the third tranche of $1,030,000 was funded the day the SEC declares the registration statement effective and the fourth tranche of $1 million was funded 90 days after effectiveness. As of December 31, 2021, all tranches of this financing were completed. The Company has received gross proceeds of $4,052,750. On August 23, 2021, an updated registration statement was filed to comply with the Registration Rights Agreement.

On April 15, 2021, the Company and Auctus Fund agreed to a fixed conversion price regarding all Notes at $0.075 (the “Global Amendment”) subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. Furthermore, in consideration of the Global Amendment, Auctus was granted cash Warrants by the Company for the purchase of 20,000,000 shares of the Company at an exercise price of $0.075 per share. The effective date of the Global Amendment is December 31, 2020.

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

Grapefruit’s Competitive Advantage in the Industry

In December 2020, we shifted our corporate focus becoming an innovative cannabiotech company following the successful development of our patented Hourglass™ Time Release THC+CBD-Infused Topical Cream. Hourglass is the first and only patented Full Spectrum THC+ Cannabinoid Topical Cream that provides its users with a full body, synergistic entourage effect that was only available by smoking, vaping or consuming cannabis. Our Topical Cream is scientifically designed to deliver the full effects of THC combined with a broad range of cannabinoids for your overall health, wellness, and well-being. Laboratory tested with complete results available on every package via a designated QR Code. There is no other topical cream product on the market with our patented technology that provides users with the holistic benefits of the entourage effect of THC+CBD, CBN, CBG, Delta8, THCV and CBE. Hourglass™ is currently available in licensed retail and mobile cannabis dispensaries in Central California and Los Angeles County, California. USA. Hourglass™ is not intended for use to cure, mitigate, treat, or prevent disease and we are not claiming otherwise.

In July 2022, we decided to bring our patented Hourglass™ Time Release THC+CBD-Infused Topical Cream to the federally legalized Canadian cannabis marketplace. In January 2022, the company’s licensed Canadian distribution partner Medz Cannabis filed a Notice of New Cannabis Product (“NNCP”) with Health Canada on Grapefruit’s behalf for its Hourglass THC+CBD Topical cream. Health Canada is the Canadian federal government department that is responsible for national health policy. It approves and oversees the production of all cannabis products and is the licensing authority for all companies involved in the cannabis industry. Health Canada requires that all cannabis products meet federal regulatory requirements before they can be sold in Canada. Under Canada’s Federal Cannabis Regulatory scheme, Health Canada must be notified of a company’s intent to sell a cannabis product that has not previously been sold in the country. Approval of the NNCP is a mandatory prerequisite to the launch of Grapefruit’s Hourglass technology-based products in Canada.

On March 21, 2022, Health Canada approved the Company’s NNCP application authorizing Grapefruit to sell its patented Hourglass™ Time Release THC+CBD-Infused Topical Cream to licensed retail outlets throughout Canada under NNCP ID No. NP-V2EHUWO907.

Grapefruit holds its State of California annual licensing from the Bureau of Cannabis Control and the California Department of Public Health. The Company has its permanent annually renewable licensure as opposed to a provisional or temporary license. The Company has found the annual renewal to be a non-intrusive and scaled down as opposed to what the renewal process was previously. The Company is one of the earliest registered distribution companies with the State of California to have an annually renewable license as opposed to the provisional licenses previously granted.

On January 1, 2019, the State of California eliminated the temporary cannabis licensing scheme. The regulatory changes have impacted the ability of new businesses to enter the marketplace and compete with Grapefruit. However, none of Grapefruit’s commercial cannabis businesses have been impacted by the regulatory changes to the marketplace.

Grapefruit chose to operate within the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park (the “Park”), located in Desert Hot Springs, California, 14 miles north of downtown Palm Springs. The Park is the first and largest cooperative canna-business compound of its kind. It is unique in that the landowners each own a proportionate interest in a collaborative owner’s association, which allows them to share much of the park overhead such as clean cultivation water, park security and access to agricultural power rates. Grapefruit understood the State’s regulatory burdens and expense for commercial cannabis businesses to successfully operate. For example, the State requires cannabis business to provide 24 hour-per-day on-site armed security for their facility. This is a shared expense of the property Coachillin property owners. In addition, Coachillin property owners pay agricultural power rates of sixteen (16) cents per kilowatt hour which is significantly less than what others pay for power. The location within Coachillin allows the Company to apply for and hold every cannabis license available under the California Cannabis laws.

Distribution

Grapefruit initially obtained its California wholesale recreational and medicinal cannabis distribution license on January 4, 2018. Thereafter, Grapefruit met all of its ongoing regulatory requirements and was granted an annual distribution license. The Company will continue to be a premier manufacturer and distributor of legal cannabis products in California.

In California, cannabis cultivators and manufactures are prohibited from selling their products – e.g., topicals, flowers or edibles - directly into the marketplace. These companies are required to use a licensed distributor, such as Grapefruit. Grapefruit’s distribution license affords it a twofold strategic advantage: first, to market and sell its own cannabis product lines to retailers throughout California; and second to buy and resell bulk cannabis oil, flower and trim as an unfettered middleman to any properly licensed customer anywhere in California that it identifies a profit opportunity.

Manufacturing

The Company owns a fully licensed ethanol extraction facility in the City of Desert Hot Springs, CA. The Company owns and operates a Type 6 Ethanol Extraction Plant which removes the essential cannabis compounds, such as THC Distillate, that we, and others use, to produce cannabis products.

Grapefruit manufactures its patented Hourglass™ Time Release THC+CBD-Infused Topical Cream at its facility allowing it to maintain strict quality control standards. In addition, Grapefruit’s extraction lab produces high quality distillate or “Honey Oil” from trim that Grapefruit sources utilizing its distribution license as set forth above. THC Honey Oil is a fundamental cannabis commodity which serves as the active ingredient in products from infused edibles to tinctures/creams to the cartridges used in vapes or e-cigarettes. Honey Oil sells in the wholesale marketplace at approximately $2,250 to $3,250 per liter. Pricing is dependent on quantity purchased as well as other market factors such as the availability and cost of the underlying trim – the raw cannabis material from which Grapefruit produces oil. The Company decided to manufacture its own RSO (“Rick Simpson Oil”) infused product line. Grapefruit chose to set up its extraction laboratory in the City of Desert Hot Springs because the City does not tax the manufacture of oil by Grapefruit at its Desert Hot Springs extraction facility, thereby providing Grapefruit with an additional competitive advantage.

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

Hourglass™ Time Release THC+CBD-Infused Topical Cream

The Company is currently manufacturing, marketing, and selling its patented Hourglass™ Time Release THC+CBD-Infused Topical Cream throughout California. Hourglass is the only Full Spectrum THC+ Cannabinoid Topical Cream that provides its users with a full body, synergistic entourage effect that was only available by smoking, vaping or consuming cannabis. This is the first and only patented Topical Cream that scientifically delivers the full effects of THC combined with a broad range of cannabinoids for your overall health, wellness, and well-being. Laboratory tested with complete results available on every package via a designated QR Code. There is no other topical cream product on the market with our patented technology that provides users with the holistic benefits of the entourage effect of THC+CBD, CBN, CBG, Delta8, THCV and CBE. Users will no longer be prevented from enjoying the many benefits of cannabis without eating an edible, using a tincture or lighting a joint, pipe or vape and will be able to discreetly apply additional cream for any desired effect. Hourglass™ is currently available in licensed retail and mobile cannabis dispensaries in Central California and Los Angeles County, California. USA. Hourglass™ is not intended for use to cure, mitigate, treat, or prevent disease and we are not claiming otherwise.

The Company has also developed a 2018 Farm Bill compliant hemp-based CBD version of Hourglass™ which is currently being sold on its e-commerce website, www.hourglassonlinestore.com. The 2018 Farm Bill compliant hemp version of Hourglass™ contains no THC whatsoever which allows for greater flexibility to market and sell this version in traditional sale’s channels. The Hemp-derived version of Hourglass™ is not intended for use to cure, mitigate, treat, or prevent disease and we are not claiming otherwise.

Summit Boys

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

Summit Boys premium extracts include sugar, crumble, badder, live resin, diamonds, budder, sauce, caviar and other extracted cannabis products, which are currently placed in licensed dispensaries throughout California and are protected by United States of America Trademark Reg. No. 6406802, July 6, 2021.

Intellectual Property

The Company filed trademark and service mark applications with the State of California to protect its Company name as well as its Rainbow Dreams and Sugar Stoned cannabis product names. The Company received the following Registration Statements from the California Secretary of State:

1.	On August 20, 2019, the Secretary of State of the State of California issued the Company its Registration of Service Mark, Registration No. Y1GZNV6, for its corporate name, Grapefruit, thereby protecting its Service Mark and line of business from other competitors within the industry. The term of the Grapefruit Service Mark Registration extends to and includes August 19, 2024.

2.	On August 20, 2019, the Secretary of State of the State of California issued to Grapefruit its Registration of Trademark, Registration No. Y3EMZM6, for its Rainbow Dreams cannabis products name under “Cartridges sold filled with cannabis infused natural flavorings in liquid form for electronic cigarettes.” The term of the Rainbow Dreams Trademark Registration extends to and includes August 19, 2024.

3.	On August 21, 2019, the Secretary of State of the State of California issued to Grapefruit its Registration of Trademark, Verification No. Q6A98B3, for its Sugar Stoned cannabis product name under “Cannabis Infused Cookies and Candies.” The term of the Trademark Registration extends to and includes August 20, 2024.

4.	On February 4, 2021, the Secretary of State of the State of California issued to Grapefruit its Registration of Trademark, Registration Nos. 02009331 and 02009332, for its Hourglass patented time release THC + Cannabinoid delivery cream under “Cannabis infused skin cream.” The term of the Trademark Registrations extends to and includes February 3, 2026.

5.	On July 6, 2021, the United States Patent and Trademark Office issued a Trademark protecting the Summit Boys Brand under Registration No. 6406802.

The Company currently maintains a portfolio of trade secrets relating to the formulas for its patented Hourglass topical creams, CBD gummies, vaporization cartridges and oils as well as its proprietary manufacturing process for its Hourglass line of topical creams.

Marketing and Sales

We have retained employees with cannabis-related experience in product manufacturing, branding, marketing and retail sales in the State of California. We have a strategic relationship with a full service traditional and digital marketing agency that will promote our company and products. We have a multi-pronged approach to marketing our Company and its branded product lines: (1) social media – including Instagram, Facebook and Twitter; (2) influencers who are expected to promote our branded products directly to recreational cannabis users; (3) attendance at specific industry events that are designed to promote our company to both macro and micro targeted audiences; (4) static marketing (e.g., well placed bill board advertising); and (5) use of an outside sales force for the personal touch required to obtain shelf-space in all recreational and medicinal dispensaries.

Additionally, the Company maintains an online digital platform where customers may purchase the Company’s products.

Sources and Availability of Raw Materials; Principal Suppliers

In general, raw materials essential to our business are readily available from multiple sources. We have been able to source the materials required to manufacture our entire line of branded products Our products use both non-cannabis and cannabis raw materials. We have the entire United States for the sourcing non-cannabis raw materials – such as terpenes, which are the compounds from plant extracts that provide the unique flavor profile in cannabis products, and cells, which are the industry standard vaporization carts. The California cannabis marketplace is diverse, and we have developed the relationships with other companies to ensure the consistent availability of the raw materials.

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

Certain products we may develop could contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, not currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription. We do not intend to produce “controlled substances” at this time due to regulatory complications.

Employees

As of December 31, 2021, we had 9 full-time employees. Grapefruit has 3 employees at its lab facilities. One of the lab employees is responsible for managing onsite operations at the Warehouse. The Company has 3 outside salespeople located in Northern California. These salespeople manage the marketing and sales of Grapefruit’s Summit Boys extract product lines. Our employees are not represented by a labor union or other collective bargaining groups at this point in time, and we consider relations with our employees to be good. We currently plan to retain and utilize the services of outside consultants for additional research, testing, regulatory, legal compliance and other services on an as needed basis.

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

Additionally, our cannabis and CBD extraction laboratory and distribution facility are located in the same Canna-Business Park. On September 1, 2021, the Company extended its three-year lease for approximately 2,268 square feet for an additional three years.

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

As of April 1, 2022, there were approximately 608 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of April 1, 2022, there were 559,512,622 shares of our common stock outstanding on record. As of April 1, 2022, the Company has 1,000,000,000 shares of authorized common stock.

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

Stock Options

As of December 31, 2021, employees of the Company hold options to purchase 250,000 shares of common stock granted in 2016 at an exercise price of $1.00. On March 28, 2021, the Company granted a board member an option to purchase 750,000 shares of common stock at $0.025. There are six month vesting periods for a block of 250,000 shares starting October 1, 2021

Transactions in FY 2021	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2020	250,000	$1.00	3.57
Granted	750,000	0.025	5.25
Exercised	-
Cancelled/Forfeited	-
Outstanding, December 31, 2021	1,000,000	$0.27	4.83
Exercisable, December 31, 2021	500,000	$0.51	4.16

The weighted average remaining contractual life of options outstanding issued under the Plan was 4.16 years at December 31, 2021.

Warrants

Following is a summary of warrants outstanding at December 31, 2021:

Number of Warrants	Exercise Price	Expiration Date
37,500	0.10	Apr-22
2,800,000	0.40	May-22
500,000	0.10	Aug-22
575,000	0.10	Apr-23
125,000	0.10	May-23
162,500	0.10	Aug-23
302,776	0.10	Jan-24
14,000,000	0.125	May-24
15,000,000	0.15	May-24
8,000,000	0.25	May-24
20,000,000	0.075	Apr-26
2,250,000	0.20	Feb-26

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

In August 2021, the Company entered into a Stock Purchase Agreement acquiring the majority ownership and control of Summit Boys, Inc., a very well-known and established cannabis extraction brand with product lines in retail stores throughout the State of California. The Company plans on continuing the business without interruption and plans on licensing the Summit Boys brand in the State of Oklahoma under that State’s newly enacted legalized statutory scheme for cannabis products. This non-significant and non-operating subsidiary has been consolidated with Grapefruit’s financial statements. As consideration, the Company issued 4,545,455 shares of common stock for 51% ownership if Summit Boys, Inc. Summit Boys holds intellectual property and is non-operational. Due to the fact that there is minimal to no activity at this point, we determined that a breakout of Summit Boys’ financials was inconsequential and immaterial.

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

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2021 and 2020.

Inventory – Inventory is comprised of raw material, work in process and finished goods. The following sets forth selected items from our inventory for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Raw material	$84,951	$16,892
Work in process	-	23,566
Finished goods	304,331	461,657
	$389,282	$502,115

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no significant impact on our income taxes for the year ended December 31, 2021 and 2020, respectively.

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

Accounts Receivable and Revenue – The accounts receivable balance was $278,422 as of December 31, 2021 and $39,480 as of December 31, 2021. In 2021, 62% of accounts receivable consisted of two customers. In 2021, the was not one customer that had over 20% of the sales. In 2020, 99% of accounts receivable consisted of one customer. In 2020, 63% of the net revenues generated with two customers.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU No. 2020-06”). ASU No. 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU No 2020-06 is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU No 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company does not expect the adoption of ASU No. 2020-06 to have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This standard will be effective for the Company in the first quarter of 2023 and will be applied prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the guidance and the impact on its consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Adopted

On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU No. 2020-01”). ASU No. 2020-01 clarifies the interaction of accounting for the transition into and out of the equity method as well as measuring certain purchased options and forward contracts to acquire investments. The adoption of ASU No. 2020-01 did not have an impact on the Company’s consolidated financial statements.

On January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 eliminates certain exceptions and simplifies the application of U.S. GAAP-related changes in enacted tax laws or rates and employee stock option plans. The adoption of ASU No. 2019-12 did not have an impact on the Company’s consolidated financial statements.

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

Other Accounting Factors

The effects of inflation have not had a material impact on our operation, nor are they expected to in the immediate future.

Results of Operations for the Year Ended December 31, 2021 as compared to the Year Ended December 31, 2020.

The following sets forth selected items from our statements of operations for the years ended December 31, 2021 and 2020.

	Twelve Months Ended	Twelve Months Ended
	December 31, 2021	December 31, 2020
Net revenues	$588,957	$3,672,353
Cost of goods sold	1,119,125	3,391,888
Gross income (loss)	(530,168)	280,465
Sales expense	7,660	169,350
Stock based compensation	265,024	-
Stock option expenses	98,631	-
General and administrative expense	1,514,052	1,317,327
Loss from operations	(2,415,535)	(1,206,212)
Change in value of derivatives	(8,751)	(40,394,176)
Interest and other income (expense)	(3,080,737)	37,543,392
Net loss before income taxes	(5,505,023)	(4,056,996)
Tax provision	-	-
Net loss	(5,505,023)	(4,056,996)
Loss attributable to noncontrolling interest	(353)	-
Net loss attributable to Grapefruit USA, Inc. and subsidiary	$(5,504,670)	$(4,056,996)

Revenue for the year ended December 31, 2021 was $588,957 compared to $3,672,383 for the corresponding year in 2020, a decrease of $3,083,396, or 84%. The decrease was primarily due to the decline of our distribution business from a combination of decreased demand for and an over-supply of cannabis flowers in California. As a result of these market forces beyond our control we have severely limited our distribution operations and commenced the process of transitioning into a canna-biotech firm focusing on further developing and marketing of cannabis products based on our patented Hourglass Technology. We have received approval of our NNCP from Health Canada which authorizes us to manufacture and sell our Hourglass™ products throughout Canada.

Cost of goods sold for the year ended December 31, 2021 were $1,119,125 as compared to $3,391,888 for the corresponding year in 2020, a decrease of $2,272,763, or 67%. Included in cost of goods sold for the years ended December 31, 2021 and 2020 are plant operation and other direct overhead expenses incurred to maintain our production facilities. These fixed carrying costs affect our gross margin more significantly at lower revenues than at our anticipated full operating activity levels.

Our resulting gross (loss) profit for the year ended December 31, 2021 was $(530,168) compared with $280,465 for the year ended December 31, 2020, a decrease of $553,036, or 289%. The loss is mainly do to a reduction in the inventory value due to the salability of the product and changes in the market. In addition, the company continue to incur fixed costs regardless of the revenue.

Our sales expenses for the year ended December 31, 2021 was $7,660 compared to $169,350 for the corresponding period in 2020. As management focused on the transition to the cannabiotech industry and Hourglass initiative, sales significantly decreased along with sales expense.

In 2021, Grapefruit compensated vendors and board members with stock. Stock based compensation was $265,024 and stock option expense was $98,631 for the year ended December 31, 2021. No such expenses we incurred in 2020.

Our general and administrative expenses for the year ended December 31, 2021 were $1,514,052 compared to $1,317,327 for 2020, an increase of $196,725, or 15%. The increase in costs is primarily due to expenses associated with the development and marketing of Hourglass-based products.

Our resulting net loss from operations for the year ended December 31, 2021 and 2020 were $2,415,535 and $1,206,212, respectively, a decrease of $1,209,323, or 100%.

As part of the reverse merger in July 201, the Company acquired derivative liabilities substantially in the form of convertible notes and related warrants with variable conversion features. On April 15, 2021, the company renegotiated the debt agreement with the lender modifying the convertible notes conversion price from a variable rate to a fixed rate conversion price for $4,502,750 of convertible notes, with an effective date of December 31, 2020. As a result of the agreement, the Company recorded a noncash expense for the change in the value of derivative instruments of $40,372,883, which was simultaneously offset by a noncash gain of $39,640,477 from the extinguishment of debt, resulting a net loss of $753,699 from the renegotiation of the debt. (See Note 14 to financial statements.)

During the year ended December 31, 2021, we recorded a loss on the change in the value of derivatives of $8,751 compared to the $40,394,176 loss in 2020. Future gains or losses related to the change in the value of derivatives will be minimal after renegotiating the terms of the convertible notes.

During the year 2021, Grapefruit acquired a majority of Summit Boys, a non-operating subsidiary with minimal expenses. The loss attributable to noncontrolling interest was $353 (see 2021 Business Highlights).

The net loss attributable to Grapefruit USA, Inc. for the year ended December 31, 2021 was $5,504,670 compared to the $4,056,996 loss in 2020.

Liquidity and Capital Resources

Our cash position decreased to $9,095 as of December 31, 2021 from $299,895 as of December 31, 2020. Our total current assets decreased to $714,199 as of December 31, 2021, from $948,862 as of December 31, 2020.

Our total current liabilities increased to $7,703,573 as of December 31, 2021 from $4,379,581 as of December 31, 2020. This increase is primarily due to the fact that the convertible notes maturity will be reached within the next twelve months.

During the year ended December 31, 2021, we used $1,203,388 of net cash for operating activities, as compared to cash used by operations of $1,625,908 used during the year ended December 31, 2020. Net cash used in investing activities during the year ended December 31, 2021 was $62,250, as compared to $30,926 during the year ended December 31, 2020. Net cash provided by financing activities during the year ended December 31, 2021 was $974,838, as compared to $1,690,122 during the year ended December 31, 2020.

We expect our working capital requirements in the next year to be met primarily by the proceeds of issuance of debt, equity and other securities to our existing creditor, shareholders, and other investors, as well as from cash flow from operations. We expect to require additional working capital from outside sources to cover our anticipated operating expenses. There is no assurance that the Company will be able to raise sufficient additional capital or financing to continue in business or to effectively execute its business plan.

Going Concern Qualification

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2021, we incurred a net loss of $5,504,670, had a working capital deficit of $6,989,374 and had an accumulated deficit of $16,826,517 at December 31, 2021. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

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

Off-Balance Sheet Arrangements

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRAPEFRUIT USA, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

FL Office 7951 SW 6th Street, Suite 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Grapefruit USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Grapefruit USA, Inc. and its subsidiary (“the Company”) as of December 31, 2021 and December 31, 202 a0nd the related statements of operations, stockholders’ deficit, cash flow and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the year ended December 31, 2021 and December 31, 2020. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventories

As described in Note 2 to the consolidated financial statements, the gross inventories balance was $368,378 and the balance net of reserves was $0 as of December 31, 2021. The Company values its inventories at the lower of cost or net realizable value, and cost being determined using the average costing method. The Company writes down inventory for slow-moving and obsolete inventory based on historical selling trends for finished goods. Per discussion with the management, if this factor is less favorable than those projected, additional inventory write-downs may be required.

The principal considerations for our determination that performing procedures relating to valuation of inventories is a critical audit matter are the significant assumptions and complex judgments by management when determining the future salability of the inventory and its net realizable value. These assumptions and judgments include the assessment of the net realization value by inventory category considering retention periods, future usage and market demand for products which in turn led to high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s methods, calculations, and assumptions.

The following are the primary procedures we performed to address this critical audit matter:

●	We obtained an understanding of management’s process and methodology to develop the estimates.
●	We evaluated the reasonableness of assumptions used by management in forming the forecasted inventory usage and future salability, including examining historical accuracy of the Company’s prior estimates by considering subsequent sales and write-off activity.
●	We tested the completeness, accuracy, and relevance of the underlying data used in management’s estimate.
●	We tested the mathematical accuracy and computation related to the application of the methodology to specific inventory items and categories.

The firm has served this client since January 2020.

/s/ L&L CPAS, PA L&L CPAS, PA

Certified Public Accountants Plantation, FL

The United States of America A

April 15, 2022

GRAPEFRUIT USA, INC. AND SUBSIDIARY

BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND DECEMBER 31, 2020

	December 31, 2021 (Unaudited)	December 31, 2020 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$9,095	$299,895
Accounts receivable	278,422	39,408
Inventory	389,282	502,115
Licensee agreement	37,400	63,800
Other	-	43,644
Total current assets	714,199	948,862
NON-CURRENT ASSETS:
Property, plant and equipment, net	1,769,627	1,790,930
Operating right of use - assets	74,886	131,786
Investment in hemp	-	169,950
Goodwill	250,000	-
Other	7,459	7,459
TOTAL ASSETS	$2,816,171	$3,048,987

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable	$262,839	$256,436
Accrued loan interest	1,044,612	758,107
Related party payable	702,581	488,433
Legal settlements - current portion	541,697	180,740
Subscription payable	251,727	791,992
Derivative liability	127,392	118,641
Capital lease - current portion	31,166	67,071
Operating right of use - liability - current portion	65,486	82,038
Convertible notes - current portion	3,640,959	829,072
Accounts payable and accrued expenses	1,035,114	807,051
Total current liabilities	7,703,573	4,379,581

Legal settlements - long-term	-	29,226
Capital lease	7,669	38,835
Operating right of use - liability	11,097	52,724
Long-term notes payable, net	908,617	904,633
Long-term convertible notes, net of discount	-	2,323,735
Total long-term liabilities	927,383	3,349,153

TOTAL LIABILITIES	8,630,956	7,728,734

STOCKHOLDERS’ DEFICIT
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 557,162,744 and 505,700,437 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	55,716	50,570
Preferred stock ($0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and December 31, 2020)	-	-
Additional paid in capital	10,962,797	6,591,177
Accumulated deficit	(16,826,517)	(11,321,494)
Total stockholders’ deficit	(5,808,004)	(4,679,747)
Noncontrolling interest	(6,781)	-
Total deficit	(5,814,785)	(4,679,747)
TOTAL LIABILITIES AND STOCKHOLERS’ DEFICIT	$2,816,171	$3,048,987

The accompanying notes are an integral part of these consolidated audited financial statements.

GRAPEFRUIT USA, INC. AND SUBSIDIARY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

	Twelve months ended	Twelve months ended
	December 31, 2021	December 31, 2020
Revenue	$588,957	$3,672,353
Cost of goods sold	1,119,125	3,391,888
Gross profit (loss)	(530,168)	280,465
Operating expenses:
Sales	7,660	169,350
Stock based compensation	265,024	-
Stock option expense	98,631	-
General and administrative	1,514,052	1,317,327
Total operating expenses	1,885,367	1,486,677

Loss from operations	(2,415,535)	(1,206,212)
Other income (expense):
Interest expense	(1,684,695)	(2,097,085)
Change in value of derivative instruments	(8,751)	(40,394,176)
Gain (loss) on extinguishment of debt	(904,044)	39,640,477
Gain (loss) on extinguishment of debt - related parties	(491,998)	-
Total other income (expense)	(3,089,488)	(2,850,784)

Income (loss) before income taxes	(5,505,023)	(4,056,996)

Tax provision	-	-

Net income (loss)	(5,505,023)	(4,056,996)

Loss atributable to noncontrolling interest	(353)	-

Net (loss) income attibutable to Grapefruit USA, Inc. and subsidiary	$(5,504,670)	$(4,056,996)

Net loss per share - Basic and diluted	$(0.01)	$(0.01)
Weighted average common stock outstanding - Basic and diluted	515,339,023	498,230,051

The accompanying notes are an integral part of these consolidated audited financial statements.

GRAPEFRUIT USA, INC. AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

	Twelve months ended	Twelve months ended
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,504,670)	$(4,056,996)
Adjustments to reconcile net loss to net cash used for operating activities:
Net loss attributable to non-controlling interest	(353)	-
Depreciation and amortization expense	93,223	82,889
Non-cash interest/acquisition of right of use asset	648,375	88,175
Change in value of derivative	8,751	40,394,176
Stock-based compensation for services	351,759	244,167
Stock option expense	80,744	-
(Gain) Loss on extinguishment of debt	904,044	(39,640,477)
Amortization	922,903	1,576,091
Loss on extinguishment of debt - related parties	491,998	-
Changes in operation assets and liabilities:
Accounts Receivables	(239,014)	(39,408)
Inventory	112,833	(238,130)
Prepaid expense and current assets	70,044	-
Investment in hemp	169,950	-
Right-of-use assets	56,900	-
Accounts payable	228,063	(293,339)
Other	-	(102,443)
Accrued expenses and other current liabilities	-	822,391
Accrued loan interest expense	286,505	359,387
Right-of-use liability	(58,179)	-
Net cash (used for)/provided by used for operating activities	(1,203,388)	(1,625,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received from acquisition	69	-
Purchase of land and equipment	(62,319)	(30,926)
Net cash used for investing activities	(62,250)	(30,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of capital lease liability	(67,071)	(55,665)
Repayment of legal liability	(16,746)	-
Proceeds from convertible notes, net	450,000	1,727,264
Proceeds from (repayment of) loans, net	-	105,002
Repayment of loan principal	(4,772)	-
Proceeds from related parties	214,148	-
Reduction/acquisition of right of use liability	-	(86,479)
Contributions from non-controlling interest	(721)	-
Proceeds from exercise of warrants	250,000	-
Proceeds from sale of common stock	150,000	-
Net cash proceeds from financing activities	974,838	1,690,122

NET INCREASE (DECREASE) IN CASH	(290,800)	33,288

CASH, BEGINNING BALANCE	299,895	266,607

CASH, ENDING BALANCE	$9,095	$299,895

SUPLEMENTAL DISCLOSURE ON CASH FINANCING ACTIVITY
Cash paid for interest expense	112,137	185,820

SUPLEMENTAL DISCLOSURE ON NON-CASH FINANCING ACTIVITY
Shares issued for legal settlement	1,113,261	-
Shares issued for conversion of notes payable	996,620	640,597
Shares issued for debt settlement with related parties	699,236	-
Shares issued for compensation	-	347,792
Shares issued for settlement of debt	-	79,754
Shares issued for acquisition	250,000	-
Reclassification of derivative liabilities to APIC	-	423,340

The accompanying notes are an integral part of these consolidated audited financial statements.

GRAPEFRUIT USA, INC. AND SUBSIDIARY

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

	Deficit Attributable to Grapefruit USA, Inc.
	Common Stock		Additional		Total	Non-
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit	controlling Interest	Total Deficit

Balance as of December 31, 2019	486,320,329	$48,632	$2,781,839	$(7,264,498)	$(4,434,027)	$-	$(4,434,027)

Shares issued for services	1,150,000	115	287,917	-	288,032	-	288,032

Shares issued for license agreement	1,000,000	100	15,900	-	16,000	-	16,000

Shares issued for settlement	7,213,933	721	565,572	-	566,293	-	566,293

Shares issued with debt	915,795	92	44,782	-	44,874	-	44,874

Shares issued for note conversion	9,100,380	910	79,844	-	80,754	-	80,754

Reclassification from derivative liability	-	-	423,340	-	423,340	-	423,340

Beneficial conversion feature related to warrants	-	-	2,391,983	-	2,391,983	-	2,391,983

Net loss	-	-	-	(4,056,996)	(4,056,996)	-	(4,056,996)

Balance as of December 31, 2020	505,700,437	$50,570	$6,591,177	$(11,321,494)	$(4,679,747)	$-	$(4,679,747)

Shares issued for services	8,849,937	885	351,759	-	352,644	-	352,644

Shares issued for settlement	9,004,186	900	1,112,360	-	1,113,260	-	1,113,260

Shares issued upon warrant exercise	2,000,000	200	249,800	-	250,000	-	250,000

Shares issued for note conversion	13,352,264	1,335	995,285	-	996,620	-	996,620

Shares issued for related party debt	11,710,465	1,171	1,190,063	-	1,191,234	-	1,191,234

Stock options granted pursuant to board of director agreement	-	-	80,744	-	80,744	-	80,744

Shares issued for purchase of stock	2,000,000	200	149,800	-	150,000	-	150,000

Shares issued for acquisition	4,545,455	455	249,545	-	250,000	-	250,000

Equity investment	-	-	(7,736)	-	(7,736)	(6,781)	(14,517)

Net loss	-	-	-	(5,504,670)	(5,504,670)	(353)	(5,505,023)

Balance as of December 31, 2021	557,162,744	$55,716	$10,962,797	$(16,826,164)	$(5,807,651)	$(7,134)	$(5,814,785)

The accompanying notes are an integral part of these consolidated audited financial statements.

GRAPEFRUIT USA, INC. AND SUBSIDIARY

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

We became members of the Indian Canyon and 18th Property Association on September 19, 2017 and have an ownership interest of 1.46% based upon the 77,156 gross parcel square foot of our property located in an approximately 5.3 million square foot facility. As of December 31, 2021, the common areas continue to be built throughout the entire canna-business park and are not complete.

In August 2021, the Company entered into a Stock Purchase Agreement acquiring the majority ownership and control of Summit Boys, Inc., a very well-known and established cannabis extraction brand with product lines in retail stores throughout the State of California. The Company plans on continuing the business without interruption and plans on licensing the Summit Boys brand in the State of Oklahoma under that State’s newly enacted legalized statutory scheme for cannabis products. This non-significant and non-operating subsidiary has been consolidated with Grapefruit’s financial statements. As consideration, the Company issued 4,545,455 shares of common stock for 51% ownership of Summit Boys, Inc.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The audited financial statements as of December 31, 2021 and December 31, 2020, and for the year ended December 31, 2021 and December 31, 2020, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended December 31, 2020.

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

Inventory – Inventory is comprised of raw material, work in process and finished goods. The following sets forth selected items from our inventory for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Raw material	$84,951	$16,892
Work in process	-	23,566
Finished goods	304,331	461,657
	$389,282	$502,115

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

	December 31, 2021	December 31, 2020
Numerator:
Net income attributable to common shareholders	$(5,504,670)	(4,056,996)
Denominator:
Weighted-average number of common shares outstanding during the period	515,339,023	498,230,051
Dilutive effect of stock options, warrants, and convertible promissory notes	-	-
Common stock and common stock equivalents used for diluted earnings per share	$(0.01)	$(0.01)

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

The carrying amount of our cash and cash equivalents approximates fair value because of the short-term nature of the instruments. The carrying amount of our notes payable at December 31, 2021, approximates their fair values based on comparable borrowing rates available to the company. The Company evaluated the fair market value of LVCA using Level 3 inputs. From that measurement, the Company recorded an impairment of LVCA.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the year ended December 31, 2021.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities 2021	$-	$-	$127,392	$127,392
Derivative Liabilities 2020	$-	$-	$118,641	$118,641

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no significant impact on our income taxes for the year ended December 31, 2021 and 2020, respectively.

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

Accounts Receivable and Revenue – The accounts receivable balance was $278,422 as of December 31, 2021 and $39,480 as of December 31, 2021. In 2021, 82% of accounts receivable consisted of four customers. In 2021, the were four customers that had over 54% of the sales. In 2020, 99% of accounts receivable consisted of one customer. In 2020, 63% of the net revenues generated with two customers.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU No. 2020-06”). ASU No. 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU No 2020-06 is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU No 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company does not expect the adoption of ASU No. 2020-06 to have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This standard will be effective for the Company in the first quarter of 2023 and will be applied prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the guidance and the impact on its consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Adopted

On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU No. 2020-01”). ASU No. 2020-01 clarifies the interaction of accounting for the transition into and out of the equity method as well as measuring certain purchased options and forward contracts to acquire investments. The adoption of ASU No. 2020-01 did not have an impact on the Company’s consolidated financial statements.

On January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 eliminates certain exceptions and simplifies the application of U.S. GAAP-related changes in enacted tax laws or rates and employee stock option plans. The adoption of ASU No. 2019-12 did not have an impact on the Company’s consolidated financial statements.

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

3. INCOME TAXES

The Company has generated losses before income tax of approximately $5,505,000 and $4,057,000 as of December 31, 2021 and 2020, respectively. The company recognized a deferred tax asset of approximately $351,700 and $257,100 for the related NOL carry forward as of December 31, 2021 and 2020, respectively. The Company operates in the cannabis industry, which incurs regulatory taxes in addition to comparable taxes of other industries.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act was enacted, which contains significant changes to U.S. tax law and was leveraged in our tax provision process.

The Company’s effective income tax differs from the statutory federal income tax as follows:

	2021	2020
Net loss	$5,505,000	$4,057,000

Expected federal tax expense	(1,156,100)	(852,000)
Increase (decrease) in income tax resulting from:
Permanent differences	1,215,000	910,000
State and local income taxes, net of Federal benefit	(384,400)	(283,300)
Change in valuation allowance	325,500	224,400
Current year tax provision	$-	$-

In 2021, the net operating loss led to a deferred tax asset of approximately $351,700 and a deferred tax liability of $26,200 related to property and equipment. On December 31, 2021 and 2020, based on the guidance in ASC 740-10-45-10A, we provided an allowance of $224,400 and $325,500, respectively, related to these tax benefits given the uncertainty of utilizing the asset.

4. NOTES PAYABLE

In October 2017, in connection with our purchase of two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park, the Company issued a first and second trust deed note in the amounts of $700,000 and $200,000, respectively. The first and second trust deed notes are long-term notes and are interest only notes, at 13.0%, and mature in August 2022, with the principal payment due at maturity. For the $700,000 loan, the monthly payment is approximately $7,500. For the $200,000 loan, the monthly payment is approximately $2,200. The 1st and 2nd trust deeds are secured by the land as well as property owned by two officers of the company and three other related parties. Also, each party has personally guaranteed or pledged additional collateral. The notes include a debt discount as of December 31, 2021 of $11,700.

In April 2018, the Company issued a note due 60 days after funding with a principal amount of $250,000 and interest totaling $125,000. As of December 31, 2021, the note has not been repaid and was amended to add an interest rate of 10% of the total balance due, which is included in our current liabilities. The note is past due. Two officers of the Company have personally guaranteed the loan.

In 2021, the Company issued another note of $6,000 to cover operational costs. In addition, there is a balance of $27,156 on the loan for the vehicle on which we make $689 monthly payment until July 2025.

5. NOTES PAYABLE, RELATED PARTY PAYABLES, AND OPERATING LEASE – RELATED PARTY

Notes payable to officers and directors as of December 31, 2021 and related party payables to officers and directors as of December 31, 2020 are due on demand and consisted of the following:

	Related Party Notes Payable December 31, 2021	Related Party Payables December 31, 2020
Payable to an officer and director	$528,404	$82,056
Payable to an individual affiliate of an officer and director	47,560	40,000
Payable to a company affiliate to an officer and director	126,617	366,377
	$702,581	$488,433

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

6. LEGAL SETTLEMENTS

As of December 31, 2021, legal settlements consist of a $58,826 balance and $482,871 balance bearing interest at 10% and 6%, respectively. (Note 12 Commitments and contingencies).

7. CONVERTIBLE NOTES PAYABLE

Amortization of note discounts, which is included in interest expense, amounted to $922,902 during the year ended December 31, 2021 and $1,425,234 for the year ended December 31, 2020.

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

On February 26, 2021, the company issued a convertible note for $450,000. The note has an interest rate of 10% and matures in 12 months. This note was included in the amendment making it convertible at $0.075 per share. The note is unpaid at this point.

In addition, the Company has eleven other convertible notes comprising $296,000 outstanding and they are currently in default. The interest on these notes varies from 5-10%. We are in the process of converting eight of the notes amounting to $241,000.

8. GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2021, we incurred a net loss of $5,504,670, had a working capital deficit of $6,989,374 and had an accumulated deficit of $16,826,517 at December 31, 2021. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements.

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

In the first quarter of 2021, Auctus exercised 2,000,000 warrants at $.125 in relation to the “SPA.” In addition, the company issued a $450,000 convertible to Auctus bearing 12% interest and 1-year maturity date. Principal payments shall be made in six (6) installments each in the amount of $75,000 commencing one hundred and eighty (180) days following the Issue Date and continuing thereafter each thirty (30) days for six (6) months. Notwithstanding the forgoing, the final payment of Principal and Interest shall be due on the Maturity Date. The conversion price is $0.75.

9. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2021, and 2020, there are no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock.

During the year ended December 31, 2021 the Company issued a total of 8,849,937 shares for services rendered valued at $352,644; 11,710,465 shares were issued related debt settlement with related parties valued at $1,191,234; 9,004,086 shares were issued related to legal settlement valued at 1,113,260; 13,352,264 shares were issued related to the conversion of convertible notes valued at $996,620; 2,000,000 shares were issued for a stock purchase valued at $0.075 per share; 2,000,000 shares were issued for warrant exercised at $0.125 per share; and 4,545,455 shares were issued for the Summit Boys acquisition (Note – 14 Investments) valued at $250,000.

During the year ended December 31, 2020 a total of 1,150,000 shares were issued for services rendered valued at $ 288,032; 915,795 shares were issued upon receiving a loan valued at $44,874; 9,100,380 shares were issued to settle $80,754 debt of a note and accrued interest resulting in a loss of $5,225; and 7,213,933 shares were issued related to for a settlement valued at $566,294. In 2021, 1,000,000 shares were issued for a licensing agreement valued at $38,700 put into effect in 2020.

As of December 31, 2021, there were approximately 608 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of December 31, 2021, there were 559,512,622 shares of our common stock outstanding on record.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 1,811,401 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of September 30, 2021, employees of the Company hold options to purchase 250,000 shares of common stock granted in 2016 at an exercise price of $1.00. On March 28, 2021, the Company granted a board member an option to purchase 750,000 shares of common stock at $0.025. There are six month vesting periods for a block of 250,000 shares starting October 1, 2021. Options were valued at fair value using the Binomial Tree method and has been expensed over the life of the option. For the year ended December 31, 2021, the company has $80,744 in stop option expense.

Transactions in FY 2021	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, December 31, 2020	250,000	$1.00	3.57
Granted	750,000	0.025	5.25
Exercised	-
Cancelled/Forfeited	-
Outstanding, December 31, 2021	1,000,000	$0.27	4.83
Exercisable, December 31, 2021	500,000	$0.51	4.16

The weighted average remaining contractual life of options outstanding issued under the Plan was 4.16 years at December 31, 2021.

10. WARRANTS

Following is a summary of warrants outstanding at December 31, 2021:

Number of Warrants	Exercise Price	Expiration Date
37,500	$0.10	April 2022
500,00	$0.10	August 2022
575,000	$0.10	April 2023
125,000	$0.10	May 2023
162,500	$0.10	August 2023
2,800,000	$0.40	May 2022
302,776	$0.10	January 2024
12,000,000	$0.10	March 2021
2,160,000	$0.10	June 2021
16,000,000	$0.125	May 2021
15,000,000	$0.15	May 2021
8,000,000	$0.25	May 2021

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

The following table summarizes activity in the Company’s derivative liability during the year ended December 31, 2021:

12-31-2020 Balance	$118,641
Creation	-
Reclassification of equity	-
Settlement of debt	-
Change in Value	8,751
12-31-2021 Balance	$127,392

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

Administrative Claim of Greenberg Glusker Fields Claman & Machtinger LLP

The Company came to a settlement agreement with Greenberg Glusker Fields Claman & Machtinger LLP (“Greenberg”). The full debt of $1,117,547 bearing on interest of 6% is to be repaid. Three $68,000 payments are to be made in relation to the timing of the three tranches mentioned in “Auctus Financing” or before November 30, 2019. As of now, $68,000 has been paid. In addition, 7,628,567 shares are to be issued as part of the settlement agreement—7,213,933 of the shares were issued as of December 31, 2020. The settlement includes a make-whole provision in which additional shares are to be issued if the above mentions shares do not repay the debt in full. In 2021, 4,520,865 shares have been issued as part of the make-whole provision. We anticipate issuing additional shares in 2022.

Galileo Surgery Center LP/Cypress Ambulatory Surgery Center LP vs Imaging3, Inc. Settlement

The Company came to a settlement with Galileo Surgery Center LP/Cypress Ambulatory Surgery Center LP (“Galileo”) for $75,572 with an interest rate of 10%, requiring payments of $7,300 per month beginning in August 2021 until paid in full.

13. INVESTMENTS

Investment in Hemp

In September 2019, the Company invested in hemp product that was purchased and stored by a third party. The Company expects to sell the product by the beginning of next year. Due to the increased harvests, the salability of the product decreased, necessitating the markdown this year.

14. SEGMENT INFORMATION

Accounting Standards Codification subtopic Segment Reporting 280-10 ("ASC 280-10") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. At this time, Grapefruit does not have any reportable segments.

15. SUBSEQUENT EVENTS

On March 8, 2022, Grapefruit USA, Inc. was contacted by an attorney about outstanding litigation with Mentor Group, Inc. against Imagaing3, Inc. Judgement against Imaging3 now falls to Grapefruit in the amount of $36,462.

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

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of our public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of December 31, 2021:

Name	Age	Position
Bradley J Yourist	52	Chief Executive Officer and Director
Daniel J Yourist	54	Chief Operating Officer, Corporate Secretary, and Director
Kenneth J. Biehl	64	Executive Vice President & Chief Financial Officer
James Jordan	41	Director
Sharon Boddie	43	Director

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

James Jordan joined Grapefruit USA, Inc. in January 2020 and he currently serves as a member of the Board of Directors. Mr. Jordan has nearly 20 years of cannabis and marketing leadership. Mr. Jordan is currently, and has been since January 2017, the CEO of C2 Brand Ventures, a Los Angeles, CA based cannabis consulting company that specializes in the development of early and middle stage cannabis companies in California and Nevada. Mr. Jordan has built and advised dozens of start-ups and helped secure multi-million dollar funds for growth and expansion including cannabis dispensaries in Los Angeles. Mr. Jordan is also the Founder and Executive Director of Southern California Cannabis Business and Investment Group (SCCBIG), a Los Angeles based Cannabis Industry meet-up and networking group founded by him in 2016 which sponsors monthly events with over ten thousand active members, 100’s of Cannabis companies and start-ups, dozens of funding sources, new market leading technology launches, and a deep network of attorneys, investors, operators and much more. SCCBIG is currently partners with the Emerald Forge and is developing new platforms for cannabis event solutions online and promoting new products and services with their weekly broadcasts and partner programs.

Sharon Boddie joined the Board of Directors, effective March 29, 2021. Sharon has over 20 years’ experience working in global media and digital marketing roles, leading Amazon, Apple, Fox, Farmers Insurance, Hulu and other Fortune 500 media campaigns. She is currently the Head of Media for Amazon Studios and Prime Video in Los Angeles, California. Most recently, she led breakthrough media campaigns in support of feature films including “Borat Subsequent Moviefilm” as well as “Coming 2 America” featuring Eddie Murphy, which have created cultural zeitgeist launches globally. Sharon Boddie is an experienced media executive with a proven, successful track record of releasing new products and IP for the world’s leading brands, advertising firms and media agencies, including successfully launching Apple Watch, Apple Music and the iPhone 6 in the role of the global digital media lead for Apple at their partner media agency OMD.

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

AUDIT COMMITTEE

Report of the Audit Committee

The members of our Audit Committee are Bradley J. Yourist, Chair and Daniel J. Yourist. Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2021 with senior management. The audit committee has reviewed and discussed with management our audited financial statements. The audit committee has also discussed with L&L CPAs, PA (“L&L”), our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 16 (Communication with Audit Committees) and received the written disclosures and the letter from L&L required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The audit committee has discussed with L&L the independence of L&L as our auditors. Based on the foregoing, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for filing with the United States Securities and Exchange Commission. Our audit committee did not submit a formal report regarding its findings.

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

The Elements of Grapefruit’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raise’s include subjective factors related to corporate and individual performance. For the year ended December 31, 2021, all executive officer base salary decisions were approved by the board of directors.

Incentive Compensation Awards

The Named Executives have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Imaging3: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price. The board has not adopted specific performance goals and target bonus amounts for any of its fiscal years but may do so in the future. It is anticipated that such an incentive compensation awards program may commence during the year 2022.

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

Executive Compensation

The following table summarizes compensation paid or accrued by us for the years ended December 31, 2021 and December 31, 2020 for services rendered in all capacities, by our chief executive officer and our two other most highly compensated executive officers who were paid total compensation of at least $100,000 during the fiscal years ended December 31, 2021 and December 31, 2020.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Bradley J. Yourist,	2021	$180,000	-	$-	-	-	-	$180,000
CEO	2020	$280,000	-	-	-	-	-	$280,00
Daniel J. Yourist,	2021	$180,000	-	$-	-	-	-	$180,000
CEO	2020	$280,000	-	-	-	-	-	$280,000

Employment Agreements

The Company has not yet entered into employment agreements with Mr. Bradley Yourist or Mr. Dan Yourist but expects to do so in the future.

Employee Benefit Plans

We have not yet, but may in the future, establish a management stock option plan pursuant to which stock options may be authorized and granted to the executive officers, directors, employees and key consultants of Grapefruit.

Director Compensation

On March 28, 2021, the Company granted a Sharon Boddie an option to purchase 750,000 shares of common stock at $0.025. There are six month vesting periods for a block of 250,000 shares starting October 1, 2021.

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

Name, Title and Address	Number of Shares Beneficially Owned	Percentage Ownership

Bradley Yourist, Chief Executive Officer and Director	129,198,426	23,19%
Dan Yourist, Chief Operating Officer and Director	128,125,206	23.00%
Officers and Directors as a group (4 people)	257,323,632	46.19%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Notes payable to officers and directors as of December 31, 2021 and related party payables to officers and directors as of December 31, 2020 are due on demand and consisted of the following:

	Related Party Notes Payable December 31, 2021	Related Party Payables December 31, 2020
Payable to an officer and director	$528,404	$82,056
Payable to an individual affiliate of an officer and director	47,560	40,000
Payable to a company affiliate to an officer and director	126,617	366,377
	$702,581	$281,626

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

	2021	2020
Audit Fees	$44,000	$40,000
Audit Related Fees	-0-	-0-
All Other Fees(1)	-0-	-0-
	$44,000	$40,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Amended and Restated Share Exchange Agreement and Plan of Reorganization by and among Imaging3, Inc., Grapefruit Boulevard Investments, Inc. and the Shareholders of Grapefruit Boulevard Investments, Inc.	S-1	2.1	07/25/2019

3.1	Articles of Incorporation	10SB/A	3	12/09/2002

3.2	Amendment of Articles of Incorporation	SB-2/A	3.2	10/06/2004

3.3	Amendment of Articles of Incorporation	SB-2/A	3.3	10/21/2004

3.4	Amendment of Articles of Incorporation	SB-2/A	3.5	10/21/2004

3.5	Amendment of Articles of Incorporation	SB-2/A	3.6	10/21/2004

3.6	Amendment of Articles of Incorporation	SB-2/A	3.7	10/21/2004

3.7	Delaware Certificate of Merger	8-K	2.2	03/16/2018

3.8	Certificate of Incorporation	8-K	3.1	03/16/2018

3.9	Bylaws	10SB/A	3	12/09/2002

3.10	Delaware Bylaws	8-K	3.2	03/16/2018

3.11	Certificate of Determination for Series A Preferred Stock	8-K	3.1	03/23/2012

3.12	Amendment to Certificate of Determination for Series A Preferred Stock	8-K	3.1	03/23/2012

4.1	10% Convertible Promissory Note, dated May 31, 2019, issued by Imaging3, Inc. to Auctus Fund, LLC	S-1	4.1	07/25/2019

10.1	Securities Purchase Agreement, dated May 31, 2019, by and between Imaging3, Inc. and Auctus Fund, LLC	S-1	10.1	07/25/2019

10.2	Registration Rights Agreement, dated May 31, 2019, by and between Imaging3, Inc. and Auctus Fund, LLC	S-1	10.2	07/25/2019

10.3	Common Stock Purchase Warrant dated May 31, 2019, issued to Auctus Fund, LLC	S-1	10.3	07/25/2019

10.4	Common Stock Purchase Warrant dated May 31, 2019, issued to Auctus Fund, LLC	S-1	10.4	07/25/2019

10.5	Common Stock Purchase Warrant dated May 31, 2019, issued to Auctus Fund, LLC	S-1	10.5	07/25/2019

10.6	Lease by and between Coachillin’ Holdings LLC and Grapefruit BLVD Investments	S-1	10.6	07/25/2019

10.7	Employment Agreement dated November 19, 2018 by and between Grapefruit Boulevard Investments, Inc. and Kristian B. Contreras	S-1	10.7	07/25/2019

10.8	Greenberg Settlement Agreement dated July 5, 2019 by and between the Company and Greenberg Glusker Fields Claman & Machtinger, LLP	S-1	10.8	07/25/2019

21.1	List of Subsidiaries	S-1	21.1	07/25/2019

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				X
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).				X
32.1+	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+				X
32.2+	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+				X

101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grapefruit USA, Inc.

Dated: April 15, 2022	By:	/s/ Bradley J Yourist
Bradley J. Yourist
Chief Executive Officer (Principal Executive Officer)
Dated: April 15, 2022
/s/ Kenneth J. Biehl
Kenneth J. Biehl Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2022

/s/ Bradley J Yourist
Bradley J. Yourist
Chief Executive Officer

Dated: April 15, 2022
/s/ Daniel J Yourist
Daniel J Yourist Director

Dated: April 15, 2022
/s/ John Hollister
John Hollister Director

