Form 10-K/A
period 2021-12-31
Grapefruit USA, Inc
filed 2022-04-18
CIK 1205181

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

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2021 of GRAPEFRUIT USA, INC. (the “Company”) filed with the Securities and Exchange Commission on April 15, 2022 (the “Form 10-K”) is to revise the signatures pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.

Except as described above, this Amendment does not modify or update disclosures presented in the Original Form 10-K to reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the U.S. Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April 2022.

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
Director

Dated: April 15, 2022
/s/ Daniel J Yourist
Daniel J Yourist Director

Dated: April 15, 2022
/s/ James Jordan
James Jordan Director
Dated: April 15, 2022
/s/ Sharon Bodie
Sharon Bodie Director