Form 10-Q
period 2022-03-31
Grapefruit USA, Inc
filed 2022-05-20
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2022

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

As of May 20, 2022, the number of shares outstanding of the registrant’s class of common stock was 559,512,622.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAPEFRUIT USA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$5,153	$9,095
Accounts receivable	278,356	278,422
Inventory	383,239	389,282
Licensee agreement	30,800	37,400
Other	3,429	-
Total current assets	700,977	714,199
NON-CURRENT ASSETS:
Property, plant and equipment, net	1,745,932	1,769,627
Operating right of use - assets	51,299	74,886
Goodwill	250,000	250,000
Other	7,459	7,459
TOTAL ASSETS	$2,755,667	$2,816,171

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable	$302,943	$262,839
Accrued loan interest	1,170,617	1,044,612
Related party payable	992,601	702,581
Legal settlements - current portion	513,370	541,697
Subscription payable	251,220	251,727
Derivative liability	9,960	127,392
Capital lease - current portion	22,591	31,166
Operating right of use - liability - current portion	33,265	65,486
Convertible notes (net of discount of $179,755 and $325,089, respectively)	3,786,293	3,640,959
Accounts payable and accrued expenses	1,014,108	1,035,114
Total current liabilities	8,096,968	7,703,573

Capital lease	1,928	7,669
Operating right of use - liability	18,882	11,097
Long-term notes payable, net	909,545	908,617
Total long-term liabilities	930,355	927,383

TOTAL LIABILITIES	9,027,323	8,630,956

STOCKHOLDERS’ DEFICIT
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 559,512,622 and 557,162,744 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	55,951	55,716
Preferred stock ($0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021)	-	-
Additional paid in capital	10,989,946	10,962,797
Accumulated deficit	(17,310,419)	(16,826,164)
Total stockholders’ deficit	(6,264,522)	(5,807,651)
Noncontrolling interest	(7,134)	(7,134)
Total deficit	(6,271,656)	(5,814,785)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,755,667	$2,816,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRAPEFRUIT USA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Revenue	$5,650	$350,815
Cost of goods sold	71,861	423,435
Gross profit (loss)	(66,211)	(72,620)
Operating expenses:
Sales	566	3,596
Stock option expense	14,990	-
General and administrative	223,984	401,412
Total operating expenses	239,540	405,008

Loss from operations	(305,751)	(477,628)
Other income (expense):
Interest expense	(295,936)	(421,381)
Change in value of derivative instruments	117,432	(59,319)
Gain (loss) on extinguishment of debt	-	(458,373)
Total other income (expense)	(178,504)	(939,073)

Loss before income taxes	(484,255)	(1,416,701)

Tax provision	-	-

Net loss	(484,255)	(1,416,701)

Loss attributable to noncontrolling interest	-	-

Net loss attributable to Grapefruit USA, Inc.	$(484,255)	$(1,416,701)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)
Weighted average common stock outstanding - Basic and diluted	560,910,403	508,357,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRAPEFRUIT USA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(484,255)	$(1,416,701)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation expense	23,695	22,629
Amortization/acquisition of right of use asset	144,485	237,226
Change in value of derivative	(117,432)	59,319
Loss on issuance of warranty	-	235,103
Stock-based compensation for services	729	9,407
Stock option expense	14,990	-
(Gain) Loss on extinguishment of debt	-	654,693
Non-cash interest	76,063	-
Changes in operation assets and liabilities:		-
Accounts Receivables	66	(206,435)
Inventory	6,043	11,299
Prepaid expense and current assets	3,171	32,471
Right-of-use assets	23,587	22,947
Accounts payable	(21,006)	(35,231)
Accrued expenses and other current liabilities	(29,071)	-
Accrued loan interest expense	126,005	134,980
Right-of-use liability	(24,436)	(22,738)
Net cash used for used for operating activities	(257,366)	(261,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land and equipment	-	(30,521)
Net cash used for investing activities	-	(30,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of capital lease liability	(14,316)	(15,577)
Repayment of legal liability	(20,612)	(136,000)
Proceeds from convertible notes, net	-	398,000
Repayment of loans, net	-	(1,568)
Repayment of loan principal	(1,668)
Proceeds from related parties	290,020	187,792
Net cash proceeds from financing activities	253,424	432,647

NET INCREASE (DECREASE) IN CASH	(3,942)	141,095

CASH, BEGINNING BALANCE	9,095	299,895

CASH, ENDING BALANCE	$5,153	$440,990

SUPPLEMENTAL DISCLOSURE ON CASH FINANCING ACTIVITY
Cash paid for interest expense	46,504	32,667

SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING ACTIVITY
Shares issued for legal settlement	11,664	-
Shares issued for conversion of notes payable	-	51,667
Shares issued for compensation	514	67,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRAPEFRUIT USA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Deficit Attributable to Grapefruit USA, Inc.
	Common Stock		Additional		Total	Non-
	Number of		Paid in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit

Balance as of December 31, 2020	505,700,437	$50,570	$6,591,177	$(11,321,494)	$(4,679,747)	$-	$(4,679,747)

Shares issued for services	1,399,937	140	55,804	-	55,944	-	55,944

Shares issued for settlement	1,666,667	167	51,500	-	51,667	-	51,667

Shares issued upon warrant exercise	2,000,000	200	249,800	-	250,000	-	250,000

Net loss	-	-	-	(1,416,701)	(1,416,701)	-	(1,416,701)

Balance as of March 31, 2021	510,767,041	$51,077	$6,948,281	$(12,738,195)	$(5,738,837)	$-	$(5,738,837)

Balance as of December 31, 2021	557,162,744	$55,716	$10,962,797	$(16,826,164)	$(5,807,651)	$(7,134)	$(5,814,785)

Shares issued for services	24,000	2	727	-	729	-	729

Shares issued for settlement	2,325,878	233	11,432	-	11,665	-	11,665

Stock options granted pursuant to board of director agreement		-	14,990	-	14,990	-	14,990

Net loss	-	-	-	(484,255)	(484,255)	-	(484,255)

Balance as of March 31, 2022	559,512,622	$55,951	$10,989,946	$(17,310,419)	$(6,264,522)	$(7,134)	$(6,271,656)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRAPEFRUIT USA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Overview

Grapefruit Boulevard Investments, Inc. (“we”, “our”, “us”, “Grapefruit”, “GBI”, or “the Company”) was formed as a California corporation on August 28, 2017 and began operation in September 2017. On July 10, 2019, Grapefruit acquired Imaging3, Inc. (“IGNG”) in a reverse acquisition (the “Acquisition”). Under the terms of a Share Exchange Agreement by and among IGNG, Grapefruit and Grapefruit’s shareholders, IGNG issued to Grapefruit’s existing shareholders approximately 81% of the post-Acquisition IGNG common shares and the IGNG shareholders retained 19% of the post-Acquisition IGNG common shares. As a result, our financial statements are prepared using the acquisition method of accounting with Grapefruit as the accounting acquirer and IGNG treated as the legal acquirer and accounting acquiree. On December 16, 2019, Grapefruit filed the necessary paperwork with the Financial Industry Regulatory Authority (“FINRA”) and OTC Markets to effect the Company Name and Ticker symbol changes from “IGNG” to “GPFT” formally changing our corporate name from Imgaing3, Inc. to Grapefruit USA, Inc., a Delaware corporation whose stock is trading under the Ticker Symbol “GPFT”.

The Company’s annual distribution licensure renews again on June 13, 2023. Our annual manufacturing license was renewed by the California Department of Health. Grapefruit has not yet applied for a license to cultivate cannabis flowers, and will not until construction of our cultivation facility has been substantially completed. We own two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park where we intend to build a 30,000 square foot fully licensed cannabis facility as more fully described below. The location within Coachillin’ allows the Company to apply for and hold every cannabis license available under the California Cannabis laws.

The “Mothership” Cultivation & Lab Facility

In July 2021, Grapefruit obtained a development permit to build a 30,000 square foot “Mothership” facility intended to house a state-of-the-art indoor grow as well as a separately licensed distribution hub and laboratory that will produce the patented Hourglass line of topical creams as well as high quality extracts from trim generated by processing the indoor cannabis flowers. We intend to obtain CGMP certification for the lab pursuant to the Good Manufacturing Practice regulations enforced by the Federal Drug Administration (“FDA”). We expect that our facility will meet proper design, monitoring, and manufacturing control processes to assure the strength, quality, and purity of all Hourglass products we manufacture. We anticipate the FDA to mandate all cannabis facilities to be CGMP certified to continue in operation if cannabis becomes legalized by the federal government

Summit Boys

In August 2021, the Company purchased control of Summit Boys, Inc., a cannabis extraction brand with product lines in retail stores throughout the State of California. The Company is continuing the Summit Boys’ business without interruption and is currently selling its products in California.

Summit Boys’ premium extracts include sugar, crumble, badder, live resin, diamonds, budder, sauce, caviar and other extracted cannabis products, which are currently placed in licensed dispensaries throughout California and are protected by United States of America Trademark Reg. No. 6406802, July 6, 2021.

Grapefruit’s Competitive Advantage in the Industry

In December 2020, we shifted our corporate focus from distribution operations to further development of our patented Hourglass™ Time Release THC+CBD-Infused Topical Cream. Hourglass is the first and only patented Full Spectrum THC+ Cannabinoid Topical delivery Cream that provides its users with a full body, synergistic entourage effect that was previously only available by smoking, vaping or eating cannabis products such as cannabis flowers and gummies. Our Topical Cream is scientifically designed to deliver the full effects of THC combined with a broad range of cannabinoids for a user’s overall health, wellness, and well-being. Hourglass products are laboratory tested. Test results published on every package via a designated QR Code. There is no other topical cream product on the market with our patented technology that provides users with the holistic benefits of the entourage effect of THC+CBD, CBN, CBG, Delta8, THCV and CBE. Hourglass™ is currently available in licensed retail and mobile cannabis dispensaries in Central California and Los Angeles County, California, USA. Hourglass™ is not intended for use to cure, mitigate, treat, or prevent disease and we are not making any such claims.

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

Grapefruit holds its State of California annual licensing from the Bureau of Cannabis Control and the California Department of Public Health. The Company has a permanent annually renewable license as opposed to a provisional or temporary one. The Company is one of the earliest registered distribution companies in the State of California to have an annually renewable license as opposed to the provisional licenses previously granted.

Grapefruit operates within the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park (the “Park”), located in Desert Hot Springs, California, 14 miles north of downtown Palm Springs. The Park is the first and largest cooperative canna-business compound of its kind. It is unique in that the landowners each own a proportionate interest in a collaborative owner’s association, which allows them to share much of the park overhead such as clean cultivation water, park security and access to agricultural power rates.

Distribution

In early 2021, the Company temporarily suspended its ‘bulk’ purchase and distribution of wholesale cannabis flower due to negative market forces in the wholesale cannabis market beyond the control of the Company. The Company can and will resume wholesale ‘bulk’ cannabis sales and distribution operations when market forces indicate such resumption is appropriate. Nonetheless, the Company continues to distribute ‘bulk’ concentrates to support our Summit Boys brand in California on go forward basis.

Manufacturing

The Company owns a fully licensed ethanol extraction facility in the City of Desert Hot Springs, CA. The Company owns and operates a Type 6 Ethanol Extraction Plant which removes the essential cannabis compounds, such as THC Distillate, that we, and others use, to produce cannabis products.

Grapefruit manufactures its patented Hourglass™ Time Release THC+CBD-Infused Topical Cream at its Coachillin’ facility which allows us to maintain strict quality control standards. In addition, Grapefruit’s extraction lab produces high quality distillate or “Honey Oil” from cannabis trim sourced by Grapefruit. THC Honey Oil is a fundamental cannabis commodity which serves as the active ingredient in products from infused edibles to tinctures/creams. Grapefruit chose to set up its extraction laboratory in the City of Desert Hot Springs because, among other factors, the City does not tax the manufacture of oil by Grapefruit at its Desert Hot Springs extraction facility, thereby providing Grapefruit with an additional competitive advantage.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The audited financial statements as of December 31, 2021 and December 31, 2020, and for the year ended December 31, 2021 and December 31, 2020, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended December 31, 2021.

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

Inventory – Inventory is comprised of raw material, work in process and finished goods. The following sets forth selected items from our inventory as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Raw material	$298,722	$304,331
Work in process	-	-
Finished goods	84,517	84,951
	$383,239	$389,282

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

Performance Obligations – Sales of products are recognized when all the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost-plus margin approach when one is not available. Historically the Company’s contracts have not had multiple performance obligations. The large majority of the Company’s performance obligations are recognized at a point in time related to the sale of products.

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

	March 31, 2022	December 31, 2021
Numerator:
Net income attributable to common shareholders	$(484,255)	(5,504,670)
Denominator:
Weighted-average number of common shares outstanding during the period	560,910,403	515,339,023
Dilutive effect of stock options, warrants, and convertible promissory notes	-	-
Common stock and common stock equivalents used for diluted earnings per share	$(0.00)	$(0.01)

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

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the three months ended March 31, 2022 and year ended December 31, 2021.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities March 31, 2022	$-	$-	$9,960	$9,960
Derivative Liabilities December 31, 2021	$-	$-	$127,392	$127,392

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no significant impact on our income taxes for the three months ended March 31, 2022 and 2021, respectively.

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

Accounts Receivable and Revenue – The accounts receivable balance was $278,356 as of March 31, 2022 and $278,422 as of December 31, 2021. As of March 31, 2022 and December 31, 2021, 82% of accounts receivable consisted of four customers. During the three months ended March 31, 2022, one customer had 11% of the sales and 41% of the sales came from online CBD HourGlass sales. During the three months ended March 31, 2021, we diversified our customer base, but still have 30% of the revenues from one customer.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326) (“ASU No. 2022-02”). ASU No. 2022-02 eliminates the existing troubled debt restructuring recognition and measurement guidance, and instead aligns the accounting treatment to that of other loan modifications. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU No. 2022-02 also requires that entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU No. 2022-02 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, and is to be adopted prospectively. The Company does not expect the adoption of ASU No. 2022-02 to have a material impact on its condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”), which amends existing guidance for earnings per share (EPS) in accordance with Topic 260. ASU 2021-04 is effective for the Company beginning June 1, 2022. This update should be applied prospectively on or after the effective date of the amendments. The Company is currently evaluating the effect of adopting this ASU.

Recently Issued Accounting Pronouncements Adopted

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the three months ended March 31, 2022, we incurred a net loss of $484,255, had a working capital deficit of $7,395,991 and had an accumulated deficit of $17,310,419 at March 31, 2022. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements

Management’s plan regarding this matter is to, amongst other things, seek additional equity financing by selling our equity securities and obtaining funds through the issuance of debt. We cannot be certain that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders may be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences and/or privileges senior to those of the holders of our common stock. Our ability to execute our business plan and continue as a going concern may be adversely affected if we are unable to raise additional capital or operate profitably.

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

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 6-10% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $51,299, right-of-use liability of $52,147 as of March 31, 2022. Operating lease expense for the three months ended March 31, 2022 was $24,932.

The following table provides the maturities of lease liabilities at March 31, 2022:

Maturity of Lease Liabilities
2022	32,584
2023	13,608
2024	10,206
2025	-
2026	-
2027 and thereafter	-
Total future undiscounted lease payments	56,398
Less: Interest	(4,251)
Present value of lease liabilities	$52,147

NOTE 5 – INVENTORY

At March 31, 2022 and December 31, 2021, our inventory was, as follows:

	March 31, 2022	December 31, 2021
Raw material	$298,722	$304,331
Work in process	-	-
Finished goods	84,517	84,951
	$383,239	$389,282

At March 31, 2022 and December 31, 2021, finished goods included $16,763 and $20,904 on consignment, respectively.

We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of goods sold.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation and amortization, at March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Vehicle	$41,142	$41,142
Furniture and equipment	7,494	7,494
Extraction equipment	302,636	302,636
Extraction laboratory	126,707	126,707
Warehouse facility	50,158	50,158
Land and land improvement/development	1,505,011	1,505,011
Accumulated depreciation and amortization	(287,216)	(263,522)
Property, plant and equipment	$1,745,932	$1,769,627

The Company acquired the extraction equipment, laboratory, and warehouse facility during 2018 and 2019 and prepared and final testing for future production. Final preparations for certain extraction and warehouse work were completed, and these related assets were placed in service on April 1, 2019, at which time we commenced depreciating this asset.

The amount of related depreciation expense for the three months ended March 31, 2022 and 2021 is $23,695 and $22,629, respectively.

NOTE 7 – CAPITAL LEASE PAYABLE

Capital lease payable consists of a capital lease agreement entered into in April 2018 to finance the purchase of various lab and manufacturing equipment. The outstanding balance on the 48-month installment capital lease was $0 and $8,822 as of March 31, 2022 and December 31, 2021, respectively. The terms of the 48-month capital lease specify monthly payments of $4,575. The interest rate implicit in the lease is about 15% and the maturity date was February 2022. The lease has been paid in full.

In addition, the Company entered into additional 48-month leases in May 2019 for production facilities and storage of product. Monthly payments for the facility and storage totals $1,935.

A summary of minimum lease payments on capital lease payable for future years is as follows:

March 31, 2022
Remainder 2022	$17,415
2023	7,740
2024	-
2025	-
2026	-
Thereafter	-
Total minimum lease payments	25,155
Less: amount representing interest	(636)
Capital lease liability	$24,519

NOTE 8 – NOTES PAYABLE

In October 2017, in connection with our purchase of two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park, the Company issued a first and second trust deed note in the amounts of $700,000 and $200,000, respectively. The first and second trust deed notes are long-term notes and are interest only notes, at 13.0%, and mature in August 2022, with the full principal payment due at maturity. For the $700,000 loan, the monthly interest payment is approximately $7,500. For the $200,000 loan, the monthly interest payment is approximately $2,200. Unpaid interest as of March 31, 2022 is $37,888 and $6,495, respectively. The 1st and 2nd trust deeds are secured by the land as well as property owned by two officers of the company and three other related parties. Also, each party has personally guaranteed or pledged additional collateral. The notes include a debt discount as of March 31, 2022 of $9,000.

In April 2018, the Company issued a note due 60 days after funding to an unrelated third party with a principal amount of $250,000 and immediate interest charge totalling $125,000. As of March 31, 2022, the note has not been repaid and was amended to carry an additional 10% interest rate of the total balance due. Accrued interest for this loan totals $265,625. The note is past due. Two officers of the Company have personally guaranteed the loan.

In March 2022, the Company issued another note of $40,000 to an unrelated party with 10% interest, which will mature in 6 months. The unrelated party has notes totalling $46,000, both with similar terms.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Amortization of note discounts, which is included in interest expense, amounted to $145,333 during the three months ended March 31, 2022 and $234,527 for the three months ended March 31, 2021.

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

On April 15, 2021, the company renegotiated the debt agreement related to these notes modifying the convertible notes conversion price from a variable rate to a fixed rate conversion price of $0.075 per share with an effective date of December 31, 2021. As a result of the agreement, the Company recorded a noncash expense for the change in the value of derivative instruments of $40,372,883, which was simultaneously offset by a noncash gain of $39,640,477 from the extinguishment of debt, resulting a net loss of $732,406 from the renegotiation of the debt.

On February 26, 2021, the company issued a convertible note for $450,000. The note has an interest rate of 10% and matures in 12 months. Note is currently in default with no updated maturity date. The note continues to accrue interest, which has an accrued interest balance of $58,822 as of March 31, 2022. This note was included in the amendment making it convertible at $0.075 per share.

In addition, the Company has eleven other convertible notes comprising $296,000 outstanding and they are currently in default. The interest on these notes varies from 5-10%. We are in the process of converting eight of the notes amounting to $241,000.

NOTE 10 – NOTES PAYABLE, RELATED PARTY NOTES PAYABLES, AND OPERATING LEASE – RELATED PARTY

Notes payable to officers and directors as of March 31, 2022 and December 31, 2021 are due on demand and consisted of the following:

	March 31, 2022	December 31, 2021
Payable to an officer and director	$680,663	$528,404
Payable to an individual affiliate of an officer and director	149,740	47,560
Payable to a company affiliate to an officer and director	162,198	126,617
	$992,601	$702,581

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

On May 17, 2021, related parties converted $699,236 of principal and accrued interest, a total of 11,710,465 shares of common stock.

NOTE 11 – EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2022, and December 31, 2021, there are no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock.

During the three months ended March 31, 2022 the Company issued a total of 24,000 shares for services rendered valued at $729; 2,325,878 shares were issued related to legal settlement valued at $11,665.

During the three months ended March 31, 2021 the Company issued a total of 1,399,937 shares were issued for services rendered valued at $55,944; 1,666,667 shares were issued related to for a settlement valued at $51,667; and 2,000,000 shares were issued for warrant exercised at $0.125.

As of March 31, 2022, there were approximately 610 record holders of our common stock, not including shares held in “street name” in brokerage accounts the number of which is unknown. As of March 31, 2022, there were 559,512,622 shares of our common stock outstanding on record.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 1,811,401 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of March 31, 2022, employees of the Company hold options to purchase 250,000 shares of common stock granted in 2016 at an exercise price of $1.00. On March 28, 2021, the Company granted a board member an option to purchase 750,000 shares of common stock at $0.025. There are six month vesting periods for a block of 250,000 shares starting October 1, 2021.

Transactions in FY 2022	Quantity	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, December 31, 2021	250,000	$1.00	3.32
Granted	750,000	$0.025	5.01
Exercised	-
Cancelled/Forfeited	-
Outstanding, March 31, 2022	1,000,000	$0.27	4.59
Exercisable, March 31, 2022	500,000	$0.51	3.91

The weighted average remaining contractual life of options outstanding issued under the agreements was 4.59 years at March 31, 2022.

NOTE 12 — WARRANTS

Following is a summary of warrants outstanding at March 31, 2022:

Number of Warrants	Exercise Price	Expiration Date
37,500	0.10	Apr-22
2,800,000	0.40	May-22
500,000	0.10	Aug-22
575,000	0.10	Apr-23
125,000	0.10	May-23
162,500	0.10	Aug-23
302,776	0.10	Jan-24
14,000,000	0.125	May-24
15,000,000	0.15	May-24
8,000,000	0.25	May-24
20,000,000	0.075	Apr-26
2,250,000	0.20	Feb-26

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

The following table summarizes activity in the Company’s derivative liability during the three-month month period ended March 31, 2022:

12-31-21 Balance	$127,392
Creation/acquisition	-
Reclassification of equity	-
Change in Value	(117,432)
3-31-22 Balance	$9,960

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

Term	1-2 years
Dividend Yield	0%
Risk-free rate	.17% - 1.63%
Volatility	162%

NOTE 14 – INVESTMENTS

Investment in Hemp

In September 2019, the Company invested in hemp product that was purchased and stored by a third party. The Company expects to sell the product by the beginning of next year. Due to the increased harvests, the salability of the product decreased, necessitating the complete mark down, which occurred in 2021.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Galileo Surgery Center LP/Cypress Ambulatory Surgery Center LP vs Imaging3, Inc. Settlement

The Company came to a settlement with Galileo Surgery Center LP/Cypress Ambulatory Surgery Center LP (“Galileo”) for $75,572 with an interest rate of 10%, requiring payments of $7,300 per month beginning in August 2021 until paid in full. This debt is related Imaging3, Inc.’s prior business activities which preceded Grapefruit’s acquisition of Imaging3, Inc., and was ‘inherited’ or ‘assumed’ by Grapefruit.

Administrative Claim of Greenberg Glusker Fields Claman & Machtinger LLP

The Company came to a settlement agreement with Greenberg Glusker Fields Claman & Machtinger LLP (“Greenberg”). Three $68,000 payments are to be made in relation to the timing of the three latter tranches mentioned in “Auctus Financing” or before November 30, 2019. As of now, $68,000 has been paid; late penalties are currently being assessed. In addition, 7,628,567 shares are to be issued as part of the settlement agreement—7,213,933 of the shares were issued as of March 31, 2022. In May 2021, the Company issued 3,920,865 shares as part of the make-whole clause in the agreement. On October 26, 2021, the Company issued 600,000 shares as part of the make-whole clause in the agreement. Additional shares may need to be issued in the future. This debt is related Imaging3, Inc.’s prior financing activities which preceded Grapefruit’s acquisition of Imaging3, Inc., and was ‘inherited’ or ‘assumed’ by Grapefruit.

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

Results of Operations for the Three Months Ended March 31, 2022 as compared to the Three Months Ended March 31, 2021.

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Net revenues	$5,650	$350,815
Cost of goods sold	71,861	423,435
Gross income (loss)	(66,211)	(72,620)
Sales expense	566	3,596
Stock based compensation	-	-
Stock option expenses	14,990	-
General and administrative expense	223,984	401,412
Loss from operations	(305,751)	(477,628)
Change in value of derivatives	117,432	(59,319)
Interest and other income (expense)	(295,936)	(879,754)
Net loss before income taxes	(484,255)	(1,416,701)
Tax provision	-	-
Net loss	(484,255)	(1,416,701)
Loss attributable to noncontrolling interest	-	-
Net loss attributable to Grapefruit USA, Inc.	$(484,255)	$(1,416,701)

The following sets forth selected items from our statements of operations for three months ended March 31, 2022 and for the three months ended March 31, 2021.

Revenue for the three months ended March 31, 2022 was $5,650 compared to $350,815 for the corresponding period in 2021, a decrease of $345,165 or 98.4%. The decrease was primarily due to the decline of our distribution business caused by a combination of decreased demand for and an over-supply of cannabis flowers in California. As a result of these market forces beyond our control we have severely limited our distribution operations and commenced the process of transitioning into a canna-biotech firm focusing on further developing and marketing of cannabis products based on our patented Hourglass Technology. We have received approval of our NNCP from Health Canada which authorizes us to manufacture and sell our Hourglass™ products throughout Canada.

Cost of goods sold for the three months ended March 31, 2022 was $71,861 as compared to $423,435 for the corresponding period in 2021, a decrease of $351,574, or 83.0%. Included in cost of goods sold are plant operation and other direct overhead expenses incurred to maintain our production facilities. These fixed carrying costs affect our gross margin more significantly at lower revenues than at our anticipated full operating activity levels.

Our resulting gross loss for the three months ended March 31, 2022 was $66,211 as compared with the gross loss of $72,620 for the corresponding period in 2021, a decrease of $6,409, or 8.8%. The decrease was a result of the general decrease in sales and the associated costs of good sold.

Sales expense for the three months ended March 31, 2022 was $566 compared to the $3,596 for 2021, a decrease of $3,030. The decrease was a result of a decrease in sales. Stock option expenses for the three months ended March 31, 2022 were $14,990 compared to $0 for 2021, an increase of $14,990. General and administrative expenses for the three months ended March 31, 2022 were $223,984 compared to $401,412 for 2021, a decrease of $177,428, or 44.2%.

Our resulting net loss from operations for the three months ended March 31, 2022 was $305,751 as compared to $477,628 for the corresponding period for 2021, a decrease of $171,877, or 36%. Change in value of derivatives gain for the three months ended March 31, 2022 was $117,432 as compared to the loss of $59,319 for 2021, an increase of $176,751, or 298.0%.

In August 2021, Grapefruit acquired a majority of Summit Boys, a non-operating, intellectual property subsidiary with minimal to no expenses. There was no activity for the three months ended March 31, 2022. Due to the fact that there was minimal to no activity, management deemed it unwarranted to provide separate financials for the subsidiary.

Our resulting net loss attributable to Grapefruit USA, Inc. and subsidiary for the three months ended March 31, 2022 was $484,255 as compared to $1,416,701 for the corresponding period for 2021, a decrease of $932,446, or 65.8%.

COVID-19 Impact

During the three months ended March 31, 2022, the company experienced severe restrictions on consumers and the retail locations at which consumers purchase our products. Whereas during the three months ended March 31, 2021, the company still had the same consumer restrictions, but we were able to continue the flower distribution with the remaining inventory, which accounts for out revenues in the first quarter of 2021. As a result of these restrictions, we believe demand for our products was subdued during the period. During the comparable three months in 2021, and as a result of the COVID-19 pandemic, we saw an increase in demand for our cannabis products driven by consumer pantry-loading and increased consumption of our products due to concerns about future availability of products and or concerns about whether retail locations that sell our products would remain open. Despite the COVID-19 pandemic, have continued to introduce new products in the market.

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

Liquidity and Capital Resources

Our cash position decreased to $5,153 as of March 31, 2022 from $9,095 as of December 31, 2021. Our total current assets decreased to $700,977 as of March 31, 2021, from $714,199 as of December 31, 2021.

Our total current liabilities increased to $8,096,968 as of March 31, 2022 from $7,703,573 as of December 31, 2021.

During the three months ended March 31, 2022, we used $257,366 of net cash for operating activities, as compared to cash used by operations of $261,031 used during the three months ended March 31, 2021. Net cash used in investing activities during the three months ended March 31, 2022 was $0, as compared to $30,521 during the three months ended March 31, 2021. Net cash provided by financing activities during the three months ended March 31, 2022 was $253,424, as compared to $432,647 during the three months ended March 31, 2021.

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

Going Concern Qualification

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the three months ended March 31, 2022, we incurred a net loss of $484,255, had a working capital deficit of $7,395,991 and had an accumulated deficit of $17,310,419 at March 31, 2022. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements

Off-Balance Sheet Arrangements

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

As of March 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of March 31, 2022, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 8, 2022, Grapefruit USA, Inc. was contacted by an attorney about outstanding litigation between Mentor Group, Inc. and Imagaing3, Inc. We estimate that Grapefruit will be required to settle for approximately $35,000. This debt is related to Imaging3, Inc.’s business activities which preceded Grapefruit’s acquisition of Imaging3, Inc.

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

/s/ Bradley J. Yourist	Dated: May 20, 2022
Bradley J. Yourist
Chief Executive Officer

/s/ Kenneth J. Biehl	Dated: May 20, 2022
Kenneth J. Biehl
Chief Financial Officer

