Form 10-Q
period 2022-06-30
Grapefruit USA, Inc
filed 2022-08-22
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2022

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

310-575-1175

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, $0.0001 par value	GPFT	OTCQB

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

As of August 11, 2022, the number of shares outstanding of the registrant’s class of common stock was 600,293,195.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAPEFRUIT USA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$5,035	$9,095
Accounts receivable	22,379	278,422
Inventory	339,312	389,282
Licensee agreement	24,200	37,400
Operating right of use - asset - current portion	12,582	53,123
Other	1,143	-
Total current assets	404,651	767,322
NON-CURRENT ASSETS:
Property, plant and equipment, net	1,725,261	1,769,627
Operating right of use - assets	3,346	21,763
Intangible asset	250,000	250,000
Other	7,459	7,459
TOTAL ASSETS	$2,390,717	$2,816,171

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable	$313,050	$262,839
Accrued loan interest – nonrelated parties	876,887	1,014,653
Accrued loan interest – related parties	83,067	29,959
Related party payable	1,265,826	702,581
Legal settlements - current portion	530,388	541,697
Subscription payable	389,823	251,727
Derivative liability	3,498	127,392
Capital lease - current portion	18,964	31,166
Operating right of use - liability - current portion	12,582	65,486
Convertible notes (net of discount of $90,043 and $325,089, respectively)	2,676,005	3,640,959
Accounts payable and accrued expenses	1,111,398	1,035,114
Total current liabilities	7,281,488	7,703,573

Capital lease	-	7,669
Operating right of use - liability	3,346	11,097
Long-term notes payable, net	910,411	908,617
Total long-term liabilities	913,757	927,383

TOTAL LIABILITIES	8,195,245	8,630,956

STOCKHOLDERS’ DEFICIT
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 585,293,195 and 557,162,744 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	58,529	55,716
Preferred stock ($0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021)	-	-
Additional paid in capital	12,819,736	10,962,797
Accumulated deficit	(18,675,659)	(16,826,164)
Total stockholders’ deficit	(5,797,394)	(5,807,651)
Noncontrolling interest	(7,134)	(7,134)
Total deficit	(5,804,528)	(5,814,785)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,390,717	$2,816,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRAPEFRUIT USA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	$24,062	$82,489	$29,711	$433,304
Cost of goods sold	162,450	157,163	234,311	580,598
Gross (loss) profit	(138,388)	(74,674)	(204,600)	(147,294)
Operating expenses:
Sales	-	(1,636)	-	1,960
General and administrative	727,976	529,246	967,515	930,658
Total operating expenses	727,976	527,610	967,515	932,618

Loss from operations	(866,364)	(602,284)	(1,172,115)	(1,079,912)
Other income (expense):
Interest expense	(477,745)	(448,996)	(773,681)	(870,377)
Change in value of derivative instruments	6,462	136,652	123,894	77,333
Gain (loss) on extinguishment of debt	(27,593)	60,000	(27,593)	(398,373)
Loss on extinguishment of debt - related parties	-	(491,998)	-	(491,998)
Total other expense	(498,876)	(744,342)	(677,380)	(1,683,415)

(Loss) income before income taxes	(1,365,240)	(1,346,626)	(1,849,495)	(2,763,327)

Tax provision	-	-	-	-

Net (loss) income	$(1,365,240)	$(1,346,626)	$(1,849,495)	$(2,763,327)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average common stock outstanding - Basic and diluted	559,514,158	518,864,169	561,807,925	521,811,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRAPEFRUIT USA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,849,495)	$(2,763,327)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	44,366	46,113
Amortization of debt discount	240,446	463,217
Change in value of derivative	(123,894)	(77,333)
Loss on extinguishment of debt - related parties	-	491,998
Loss on extinguishment of debt	-	398,373
Stock-based compensation for services	195,905	239,044
Interest expense	315,335	-
Stock option expense	20,998	32,877
Loss on bad debts	250,054	-
Loss on legal settlement	36,462	-
Loss on inventory valuation	68,941	-
Changes in operation assets and liabilities:
Accounts Receivables	5,989	(188,730)
Inventory	(18,970)	(38,185)
Prepaid expense and current assets	12,057	(26,384)
Right-of-use assets	58,959	46,269
Accounts payable	76,283	(4,000)
Accrued executive compensation	300,000	-
Accrued expenses and other current liabilities	-	337,792
Accrued loan interest expense	145,825	280,964
Right-of-use liability	(60,655)	(45,852)
Net cash (used for)/provided by used for operating activities	(281,394)	(807,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land and equipment	-	(56,679)
Net cash used for investing activities	-	(56,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of capital lease liability	(19,871)	(31,915)
Repayment of legal liability	(12,645)	(18,000)
Proceeds from convertible notes, net	-	450,000
Proceeds from loans, net	50,000	-
Repayment of loan principal	(3,395)	(3,162)
Proceeds from related party notes	263,245	30,180
Proceeds from exercise of warrants	-	250,000
Proceeds from sale of common stock	-	75,000
Net cash proceeds from financing activities	277,334	752,103

NET INCREASE (DECREASE) IN CASH	(4,060)	(111,740)

CASH, BEGINNING BALANCE	9,095	299,895

CASH, ENDING BALANCE	$5,035	$188,155

SUPLEMENTAL DISCLOSURE ON CASH FINANCING ACTIVITY
Cash paid for interest expense	59,992	77,467
SUPLEMENTAL DISCLOSURE ON NON-CASH FINANCING ACTIVITY
Shares issued for legal settlement	35,127	1,090,462
Shares issued for conversion of notes payable	1,745,818	996,620
Shares issued for debt settlement with related parties	-	699,236
Shares issued for compensation	57,514	-
Stock open compensation	20,998	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRAPEFRUIT USA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Deficit Attributable to Grapefruit USA, Inc.
	Common Stock		Additional		Total	Non-
	Number of		Paid in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit

Balance as of December 31, 2020	505,700,437	$50,570	$6,591,177	$(11,321,494)	$(4,679,747)	$-	$(4,679,747)

Shares issued for services	6,349,937	635	249,429	-	250,064	-	250,064

Shares issued for settlement	8,404,186	840	1,089,620	-	1,090,460	-	1,090,460

Shares issued upon warrant exercise	2,000,000	200	249,800	-	250,000	-	250,000

Shares issued for note conversion	13,352,264	1,335	995,285	-	996,620	-	996,620

Shares issued for related party	11,710,465	1,171	1,190,063	-	1,191,234	-	1,191,234

Stock options granted pursuant to board of director agreement	-	-	32,877	-	32,877	-	32,877

Shares issued for purchase of stock	1,000,000	100	74,900	-	75,000	-	75,000

Net loss	-	-	-	(2,763,327)	(2,763,327)	-	(2,763,327)

Balance as of June 30, 2021	548,517,289	$54,851	$10,473,151	$(14,084,821)	$(3,556,819)	$-	$(3,556,819)

Balance as of December 31, 2021	557,162,744	$55,716	$10,962,797	$(16,826,164)	$(5,807,651)	$(7,134)	$(5,814,785)

Shares issued for services	2,527,000	253	57,556	-	57,809	-	57,809

Shares issued for settlement	2,325,878	233	34,894	-	35,127	-	35,127

Shares issued for note conversion	23,277,573	2,327	1,743,491	-	1,745,818	-	1,745,818

Stock options granted pursuant to board of director agreement		-	20,998	-	20,998	-	20,998

Net loss	-	-	-	(1,849,495)	(1,849,495)	-	(1,849,495)

Balance as of June 30, 2022	585,293,195	$58,529	$12,819,736	$(18,675,659)	$(5,797,394)	$(7,134)	$(5,804,528)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRAPEFRUIT USA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The Company’s annual distribution licensure renews again on June 13, 2023. Our annual manufacturing license was renewed by the California Department of Health. Grapefruit has not yet applied for a license to cultivate cannabis flowers and will not until construction of our cultivation facility has been substantially completed. We own two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park where we intend to build a 30,000 square foot fully licensed cannabis facility as more fully described below. The location within Coachillin’ allows the Company to apply for and hold every cannabis license available under the California Cannabis laws.

The “Mothership” Cultivation & Lab Facility

In July 2021, Grapefruit obtained a development permit to build a 30,000 square foot “Mothership” facility intended to house a state-of-the-art indoor grow as well as a separately licensed distribution hub and laboratory that will produce the patented Hourglass line of topical creams as well as high quality extracts from trim generated by processing the indoor cannabis flowers. We intend to obtain CGMP certification for the lab pursuant to the Good Manufacturing Practice regulations enforced by the Federal Drug Administration (“FDA”). We expect that our facility will meet proper design, monitoring, and manufacturing control processes to assure the strength, quality, and purity of all Hourglass products we manufacture. We anticipate the FDA to mandate all cannabis facilities to be CGMP certified to continue in operation if cannabis becomes legalized by the federal government.

Summit Boys

In August 2021, the Company purchased control of Summit Boys, Inc., a cannabis extraction brand with product lines in retail stores throughout the State of California. The Company is continuing the Summit Boys’ business without interruption and is currently selling its branded products in California through Grapefruit.

Summit Boys’ premium extracts include sugar, crumble, badder, live resin, diamonds, budder, sauce, caviar and other extracted cannabis products, which are currently placed in licensed dispensaries throughout California and are protected by United States of America Trademark Reg. No. 6406802, July 6, 2021.

Grapefruit’s Business Development

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

In July 2021, we decided to bring our patented Hourglass™ Time Release THC+CBD-Infused Topical Cream to the federally legalized Canadian cannabis marketplace. In January 2022, the company’s licensed Canadian distribution partner Medz Cannabis filed a Notice of New Cannabis Product (“NNCP”) with Health Canada on Grapefruit’s behalf for its Hourglass THC+CBD Topical cream. Health Canada is the Canadian federal government department that is responsible for national health policy. It approves and oversees the production of all cannabis products and is the licensing authority for all companies involved in the cannabis industry. Health Canada requires that all cannabis products meet federal regulatory requirements before they can be sold in Canada. Under Canada’s Federal Cannabis Regulatory scheme, Health Canada must be notified of a company’s intent to sell a cannabis product that has not previously been sold in the country.

On March 21, 2022, Health Canada approved the Company’s NNCP application authorizing Grapefruit to sell its patented Hourglass™ Time Release THC+CBD-Infused Topical Cream to licensed retail outlets throughout Canada under NNCP ID No. NP-V2EHUWO907.

In March 2022, we expanded our distribution efforts to include retail and wholesale sales of our Summit Boys branded products in California.

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

Distribution

In early 2021, the Company temporarily suspended its ‘bulk’ purchase and distribution of wholesale cannabis flower due to negative market forces in the wholesale cannabis market beyond the control of the Company. The Company can and will resume wholesale ‘bulk’ cannabis sales and distribution operations when market forces indicate such resumption is appropriate. Nonetheless, the Company continues to distribute ‘bulk’ concentrates to support our Summit Boys brand in California. In March 2022, we expanded our distribution efforts to include retail and wholesale sales of our Summit Boys branded products in California.

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

Binding Letter of Intent to Acquire Diagnostic Lab Corporation

On March 22, 2022, the Company entered into a Memorandum of Understanding with Diagnostic Lab Corporation, Inc., a Delaware corporation (“DLC”). On June 30, 2022, the Company entered into a Binding Letter of Intent (“LOI”) with DLC. Pursuant to the LOI, the Company will acquire the assets of DLC, its IP and all of its affiliated entities for a combination of cash and a to-be-determined number of the Company’s $0.0001 par value common stock. The Company and DLC will jointly recapitalize the Company by raising $12.5 million (inclusive of a currently committed $5.5 million debt facility) which will enable the Company to construct its Good Manufacturing Practices (“cGMP”) certified Desert Hot Springs, CA, Coachillin Park. The “Mothership” facility which will house a state-of-the-art indoor cultivation, manufacturing laboratory and distribution facility. In addition, the recapitalization will fund the Company’s Hourglass 510K Project, the Medical Study of the effects of Hourglass powered products on osteoarthritis sufferers and afford sufficient working capital and interest payment reserves to allow the post-transaction Company to reach positive cash flow. As of August 20, 2022, the Company is in the process of finalizing its due diligence on DLC and is in the final stages of negotiating the terms of its anticipated financing and structuring of the transaction documents.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The audited consolidated financial statements as of December 31, 2021 and December 31, 2020, and for the year ended December 31, 2021 and December 31, 2020, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended December 31, 2021.

Basis of Consolidation – Subsidiaries are entities controlled by the Company. Control exists when the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. The financial statements of subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases. All significant intercompany transactions are eliminated.

In August 2021, the Company entered into a Stock Purchase Agreement acquiring the majority ownership and control of Summit Boys, Inc., a very well-known and established cannabis extraction brand with product lines in retail stores throughout the State of California. The Company plans on continuing the business without interruption and plans on licensing the Summit Boys brand in the State of Oklahoma under that State’s newly enacted legalized statutory scheme for cannabis products. This non-significant and non-operating subsidiary has been consolidated with Grapefruit’s financial statements. As consideration, the Company issued 4,545,455 shares of common stock for 51% ownership if Summit Boys, Inc. There was no activity for the six months ended June 30, 2022.

Segments – We have two reporting segments: Retail and Wholesale. For the three months ended June 30, 2022, we generated 94.4% of our total revenues from our retail segment and 5.6% of our total revenues from our wholesale segment. For the three months ended June 30, 2021, we generated 5.0% of our total revenues from our retail segment and 95.0% of our total revenues from our wholesale segment. For the six months ended June 30, 2022, we generated 84.3% of our total revenues from our retail segment and 15.7% of our total revenues from our wholesale segment. For the six months ended June 30, 2021, we generated 1.0% of our total revenues from our retail segment and 99.0% of our total revenues from our wholesale segment.

Our retail operations generate revenue primarily through the sale of our Summit Boys branded product, THC “Honey Oil” tinctures, and CBD-Infused Hourglass™ Topical Cream products through our online and third-party sales channels. Our wholesale revenues are generated from the sales of our THC-Infused Hourglass™ Topical Cream, RSO syringes, vape cartridges, and flower products through our pre-existing and newly acquired customers.

Financial information about our business segments and geographical areas is provided in Note 14, Segment Information, to our consolidated financial statements in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements (Unaudited),” in this Quarterly Report on Form 10-Q.

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

Inventory – Inventory is valued at the lower of cost and net realizable value, determined using weighted average cost. All direct and indirect costs related to inventory are capitalized as they are incurred, and they are subsequently recorded in cost of goods sold on the statements of loss and comprehensive loss at the time inventory is sold. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the end of each reporting period, the Company performs an assessment of inventory and records write-downs for excess and obsolete inventories based on the Company’s estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. Actual inventory losses may differ from management’s estimates and such differences could be material to the Company’s statements of financial position, statements of loss and comprehensive loss and statements of cash flows. When inspecting inventory this quarter, we found some inventory was damaged, which necessitated a $68,941 reduction in inventory. Most of the product was salvageable and will be ready for resale in August 2022.

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

Land Improvements – Our land improvements are recorded at cost provided by our property association. These costs will continue to be capitalized until construction has been completed. Land improvements will not be depreciated until the construction has been completed by the property association.

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

	June 30, 2022	December 31, 2021
Numerator:
Net income attributable to common shareholders	$(1,849,495)	(5,504,670)
Denominator:
Weighted-average number of common shares outstanding during the period	561,807,925	515,339,023
Dilutive effect of stock options, warrants, and convertible promissory notes	-	-
Common stock and common stock equivalents used for diluted earnings per share	$(0.00)	$(0.01)

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

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the six months ended June 30, 2022 and year ended December 31, 2021.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities June 30, 2022	$-	$-	$3,498	$3,498
Derivative Liabilities December 31, 2021	$-	$-	$127,392	$127,392

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no significant impact on our income taxes for the six months ended June 30, 2022 and 2021, respectively.

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

Accounts Receivable and Revenue – The accounts receivable balance was $762 as of June 30, 2022 and $278,422 as of December 31, 2021. As of June 30, 2022, 100% of accounts receivable consisted of one customer and the remaining accounts receivable was determined to be uncollectible. During the three months ended June 30, 2022, 73% of the sales came from Summit Boys product third party sellers, 15% came from online sales, and the remainder of the sales was distributed between all other customers. During the three months ended June 30, 2021, we diversified our customer base, but still have 30% of the revenues from one customer.

We periodically review the value of our accounts receivable and provide an allowance for doubtful accounts based on our assessment of the age of the receivable and its collectability. During the three months ended June 30, 2022, the Company reviewed the accounts receivable and based on the aging and likelihood of collectability, an allowance for doubtful accounts was created in the amount of $250,054. Any allowance is charged to general and administrative expenses.

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the six months ended June 30, 2022, we incurred a net loss of $1,849,495, had a working capital deficit of $6,876,837 and had an accumulated deficit of $18,675,659 at June 30, 2022. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements

Management’s plan regarding this matter is to, amongst other things, seek additional equity financing by selling our equity securities and obtaining funds through the issuance of debt. We cannot be certain that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders may be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences and/or privileges senior to those of the holders of our common stock. Our ability to execute our business plan and continue as a going concern may be adversely affected if we are unable to raise additional capital or operate profitably.

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

The Company has right-of-use assets of $15,928, right-of-use liability of $15,928 as of June 30, 2022. Operating lease expense for the six months ended June 30, 2022 was $24,932.

The following table provides the maturities of lease liabilities at June 30, 2022:

Maturity of Lease Liabilities
2022	6,804
2023	10,206
2024	-
2025	-
2026	-
2027 and thereafter	-
Total future undiscounted lease payments	17,010
Less: Interest	(1,082)
Present value of lease liabilities	$15,928

NOTE 5 – INVENTORY

At June 30, 2022 and December 31, 2021, our inventory was, as follows:

	June 30, 2022	December 31, 2021
Raw material	$85,294	$84,951
Work in process	20,000	-
Finished goods	234,018	304,331
	$339,312	$389,282

At June 30, 2022 and December 31, 2021, finished goods included $690 and $20,904 on consignment, respectively. In addition, some finished goods product needed to be reworked and is temporarily moved to work in process.

We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of goods sold. When inspecting inventory this quarter, we found some inventory was damaged, which necessitated a $68,941 reduction in inventory. Most of the product was salvageable and will be ready for resale in August 2022.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation and amortization, at June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Vehicle	$41,142	$41,142
Furniture and equipment	7,494	7,494
Extraction equipment	302,636	302,636
Extraction laboratory	126,707	126,707
Warehouse facility	50,158	50,158
Land and land improvement/development	1,505,012	1,505,012
Accumulated depreciation and amortization	(307,888)	(263,522)
Property, plant, and equipment	$1,725,261	$1,769,627

The Company acquired the extraction equipment, laboratory, and warehouse facility during 2018 and 2019 and prepared and final testing for future production. Final preparations for certain extraction and warehouse work were completed, and these related assets were placed in service on April 1, 2019, at which time we commenced depreciating this asset.

The amount of related depreciation expense for the six months ended June 30, 2022 and 2021 is $44,366 and $46,113, respectively.

NOTE 7 – CAPITAL LEASE PAYABLE

Capital lease payable consists of a capital lease agreement entered into in April 2018 to finance the purchase of various lab and manufacturing equipment. The outstanding balance on the 48-month installment capital lease was $0 and $8,822 as of June 30, 2022 and December 31, 2021, respectively. The terms of the 48-month capital lease specify monthly payments of $4,575. The interest rate implicit in the lease is about 15% and the maturity date was February 2022. The lease has been paid in full and we now retain ownership of the equipment

In addition, the Company entered into additional 48-month leases in May 2019 for production facilities and storage of product. Monthly payments for the facility and storage totals $1,935.

A summary of minimum lease payments on capital lease payable for future years is as follows:

June 30, 2022
Remainder 2022	$11,610
2023	7,740
2024	-
2025	-
2026	-
Thereafter	-
Total minimum lease payments	19,350
Less: amount representing interest	(386)
Capital lease liability	$18,964

NOTE 8 – NOTES PAYABLE

In October 2017, in connection with our purchase of two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park, the Company issued a first and second trust deed note in the amounts of $700,000 and $200,000, respectively. The first and second trust deed notes are long-term notes and are interest only notes, at 13.0%, and mature in August 2022, with the full principal payment due at maturity. For the $700,000 loan, the monthly interest payment is approximately $7,500. For the $200,000 loan, the monthly interest payment is approximately $2,200. Unpaid interest as of June 30, 2022 is $37,888 and $6,495, for the two loans respectively. The 1st and 2nd trust deeds are secured by the land as well as property owned by two officers of the company and three other related parties. Also, each party has personally guaranteed or pledged additional collateral. The notes include a debt discount as of June 30, 2022 of $9,000. The Company plans to repay these notes with the proceeds from the recapitalization disclosed in the “Binding Letter of Intent to Acquire Diagnostic Lab Corporation” in “Grapefruit’s Business Development” in Note 1.

In April 2018, the Company issued a note due 60 days after funding to an unrelated third party with a principal amount of $250,000 and immediate interest charge totaling $125,000. As of June 30, 2022, the note has not been repaid and was amended to carry an additional 10% interest rate of the total balance due. Accrued interest for this loan totals $265,625. The note is past due. Two officers of the Company have personally guaranteed the loan.

In March and May 2022, the Company issued another note of $40,000 and $10,000, respectively, to an unrelated party with 10% interest, which will mature in 6 months. In October 2021, there was an additional note for $6,000. The unrelated party has notes totaling $56,000, all with similar terms.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Amortization of note discounts, which is included in interest expense, amounted to $235,046 during the six months ended June 30, 2022 and $509,817 for the six months ended June 30, 2021.

Grapefruit acquired convertible notes in its acquisition of Imaging3, Inc. on July 10, 2019. (See Note 15.) On May 31, 2019, the Company executed the SPA with Auctus pursuant to the terms of which the Company agreed to sell $4,000,000 of the Notes and issue $6,200,000 of callable warrants (the “Warrants” and, together with the Notes, the “Securities”) to Auctus. Auctus is the Selling Security Holder. In addition, on May 31, 2019, we also entered into a registration rights agreement with Auctus (the “Registration Rights Agreement”) whereby we are obligated to file a registration statement to register the resale of the shares underlying the Securities. On July 25, 2019 (as amended on January 17, 2020), a registration statement was filed to comply with the Registration Rights Agreement. Pursuant to the SPA, Auctus became obligated to purchase the $4,000,000 of Notes from Grapefruit in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,422,750 on the day IGNG filed the registration statement, which was funded on August 16, 2019; the third tranche of $1,030,000 was funded the day the SEC declares the registration statement effective and the fourth tranche of $1 million was funded 90 days after effectiveness. As of December 31, 2020, all tranches of this financing were completed. The Company has received gross proceeds of $4,052,750. The Notes have a two-year term and will bear interest at 10%, with a default interest rate of 24%. As of June 30, 2022, two notes are in default.

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

On February 26, 2021, the company issued a convertible note for $450,000. The note has an interest rate of 10% and matures in 12 months. Note is currently in default with no updated maturity date. The note continues to accrue interest, which has an accrued interest balance of $58,822 as of June 30, 2022. This note was included in the amendment making it convertible at $0.075 per share.

On June 22, 2022, Auctus converted $1,200,000 of convertible notes and $545,818 of accrued interest at the fixed rate of $0.075 for 23,277,573 shares.

In addition, the Company has eleven other convertible notes comprising $296,000 outstanding and they are currently in default. The interest on these notes varies from 5-10%. We are in the process of converting eight of the notes amounting to $241,000.

December 31, 2021 Balance	$3,966,048
Additional notes	-
Note conversions/repayment	(1,200,000)
Note discount	(90,043)
June 30, 2022 Balance	$2,676,005

NOTE 10 – NOTES PAYABLE, RELATED PARTY NOTES PAYABLES, AND OPERATING LEASE – RELATED PARTY

Notes payable to officers and directors as of June 30, 2022 and December 31, 2021 are due on demand and consisted of the following:

	June 30, 2022	December 31, 2021
Payable to an officer and director	$858,788	$528,404
Payable to an individual affiliate of an officer and director	238,000	47,560
Payable to a company affiliate to an officer and director	169,038	126,617
	$1,265,826	$702,581

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

NOTE 11 – EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2022, and December 31, 2021, there are no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock.

During the six months ended June 30, 2022 the Company issued a total of 2,527,000 shares for services rendered valued at $57,809; 2,325,878 shares were issued related to legal settlement valued at $35,127; 23,277,573 shares were issued for the conversion of notes and accrued interest.

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

As of June 30, 2022, there were approximately 610 record holders of our common stock, not including shares held in “street name” in brokerage accounts the number of which is unknown. As of June 30, 2022, there were 559,506,622 shares of our common stock outstanding on record.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 1,811,401 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of June 30, 2022, employees of the Company hold options to purchase 250,000 shares of common stock granted in 2016 at an exercise price of $1.00. On March 28, 2021, the Company granted a board member an option to purchase 750,000 shares of common stock at $0.025. There are six month vesting periods for a block of 250,000 shares starting October 1, 2021.

Transactions in FY 2022	Quantity	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, December 31, 2021	250,000	$1.00	3.07
Granted	750,000	$0.025	4.76
Exercised	-
Cancelled/Forfeited	-
Outstanding, June 30, 2022	1,000,000	$0.27	4.34
Exercisable, June 30, 2022	750,000	$0.35	4.03

The weighted average remaining contractual life of options outstanding issued under the agreements was 4.34 years at June 30, 2022.

NOTE 12 — WARRANTS

Following is a summary of warrants outstanding at June 30, 2022:

Number of Warrants	Exercise Price	Expiration Date
500,000	0.10	Aug-22
575,000	0.10	Apr-23
125,000	0.10	May-23
162,500	0.10	Aug-23
302,776	0.10	Jan-24
14,000,000	0.125	May-24
15,000,000	0.15	May-24
8,000,000	0.25	May-24
20,000,000	0.075	Apr-26
2,250,000	0.20	Feb-26

Grapefruit recorded warrants to issue common stock upon exercise in its acquisition of Imaging3, Inc. on July 10, 2019. As part of the SEA, the Company also issued 16,000,000 warrants to purchase 16,000,000 shares of the Company’s common stock at an exercise price of $0.125 per share, 15,000,000 warrants to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share, 8,000,000 warrants to purchase 8,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share for a period of two year from the date of issuance. (See Note 9)

In addition to the Notes in connection with the SPA agreement, GPFT issued to the Investor a warrant to purchase 16,000,000 shares of its common stock at $0.125 per share, a warrant to purchase 15,000,000 shares at $0.15 per share and a warrant to purchase 8,000,000 shares at $0.25 per share (collectively, the “Warrants”). The Warrants are “cash only” and are callable if GPFT stock trades on the OTCQB at 200% or more of the given exercise price for 5 consecutive days.

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

The following table summarizes activity in the Company’s derivative liability during the six-month month period ended June 30, 2022:

December 31, 2021 Balance	$127,392
Creation/acquisition	-
Reclassification of equity	-
Change in Value	(123,894)
June 30, 2022 Balance	$3,498

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

Term	1-2 years
Dividend Yield	0%
Risk-free rate	1.72% - 2.80%
Volatility	167%

NOTE 14 – SEGMENT INFORMATION

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business, makes operating decisions and assesses performance.

As of June 30, 2022 the Company’s four segments are as follows:

Segment	Description
Retail	The retail segment includes products sold through our online stores and third-party sales teams.
Wholesale	The wholesale segment includes products sold to our preexisting and newly acquired customers.

The majority of costs are run through the wholesale segment, which includes the fixed costs associated with production of inventory. The Company has begun to promote sales of Summit Boys branded product, which is primarily sold direct to consumer, and felt is necessary to differentiate between the two segments. Segment information is summarized below:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue
Retail	$22,707	$4,132	$25,056	$4,132
Wholesale	1,355	78,356	4,655	429,172
	$24,062	$82,488	$29,711	$433,304

Gross margin
Retail	$(728)	$1,835	$149	$2,505
Wholesale	(145,691)	(77,531)	(213,346)	(154,416)
	$(146,419)	$(75,696)	$(213,197)	$(151,911)

NOTE 15 – INVESTMENTS

Investment in Hemp

In September 2019, the Company invested in hemp product that was purchased and stored by a third party. The Company expects to sell the product by the beginning of next year. Due to the increased harvests, the salability of the product decreased, necessitating the complete mark down, which occurred in 2021.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Mentor Group, Inc. vs Imaging3, Inc. Settlement

On March 8, 2022, Grapefruit USA, Inc. was contacted by an attorney about outstanding litigation between Mentor Group, Inc. and Imagaing3, Inc. The settlement was for $27,593 of past debt, $8,869 in attorney fees, and $3,644 of interest. Currently no payment plan is in place. This debt is related Imaging3, Inc.’s prior business activities which preceded Grapefruit’s acquisition of Imaging3, Inc., and was inherited or assumed by Grapefruit.

Galileo Surgery Center LP/Cypress Ambulatory Surgery Center LP vs Imaging3, Inc. Settlement

The Company came to a settlement with Galileo Surgery Center LP/Cypress Ambulatory Surgery Center LP (“Galileo”) for $75,572 with an interest rate of 10%, requiring payments of $7,300 per month beginning in August 2021 until paid in full. This debt is related Imaging3, Inc.’s prior business activities which preceded Grapefruit’s acquisition of Imaging3, Inc., and was inherited or assumed by Grapefruit.

Administrative Claim of Greenberg Glusker Fields Claman & Machtinger LLP

The Company came to a settlement agreement with Greenberg Glusker Fields Claman & Machtinger LLP (“Greenberg”). Three $68,000 payments are to be made in relation to the timing of the three latter tranches mentioned in “Auctus Financing” or before November 30, 2019. As of now, $68,000 has been paid; late penalties are currently being assessed. In addition, 7,628,567 shares are to be issued as part of the settlement agreement—7,213,933 of the shares were issued as of June 30, 2022. In May 2021, the Company issued 3,920,865 shares as part of the make-whole clause in the agreement. On October 26, 2021, the Company issued 600,000 shares as part of the make-whole clause in the agreement. Additional shares may need to be issued in the future. This debt is related Imaging3, Inc.’s prior financing activities which preceded Grapefruit’s acquisition of Imaging3, Inc., and was ‘inherited’ or ‘assumed’ by Grapefruit.

NOTE 17 – SUBSEQUENT EVENTS

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

Results of Operations for the Three Months Ended June 30, 2022 as compared to the Three Months Ended June 30, 2021.

	Three months ended	Three months ended
	June 30, 2022	June 30, 2021
Net revenues	$24,062	$82,488
Cost of goods sold	162,450	157,163
Gross income (loss)	(138,388)	(74,675)

Stock based compensation	195,682	221,620
Stock option expenses	6,008	32,877
General and administrative expense	526,286	273,112
Loss from operations	(866,364)	(602,284)
Change in value of derivatives	6,462	136,652
Interest and other income (expense)	(505,338)	(880,994)
Net loss before income taxes	(1,365,240)	(1,346,626)
Tax provision	-	-
Net loss	(1,365,240)	(1,346,626)
Loss attributable to noncontrolling interest	-	-
Net loss attributable to Grapefruit USA, Inc.	$(1,365,240)	$(1,346,626)

The following sets forth selected items from our statements of operations for three months ended June 30, 2022 and for the three months ended June 30, 2021.

Revenue for the three months ended June 30, 2022 was $24,065 compared to $82,488 for the corresponding period in 2021, a decrease of $58,426 or 70.8%. The decrease was primarily due to the decline of our distribution business caused by a combination of decreased demand for and an over-supply of cannabis flowers in California. As a result of these market forces beyond our control we have severely limited our distribution operations and commenced the process of transitioning into a canna-biotech firm focusing on further developing and marketing of cannabis products based on our patented Hourglass Technology. On March 21, 2022, we received approval of our NNCP from Health Canada (NNCP ID No. NP-V2EHUWO907) which authorizes us to manufacture and sell our Hourglass™ products throughout Canada.

Cost of goods sold for the three months ended June 30, 2022 was $162,450 as compared to $157,163 for the corresponding period in 2021, a decrease of $5,287, or 3.4%. Included in cost of goods sold are plant operation and other direct overhead expenses incurred to maintain our production facilities. These fixed carrying costs affect our gross margin more significantly at lower revenues than at our anticipated full operating activity levels. When inspecting inventory this quarter, we found some inventory was damaged, which necessitated a $68,500 reduction in inventory. Most of the product was salvageable and will be ready for resale in August 2022.

Our resulting gross loss for the three months ended June 30, 2022 was $138,388 as compared with the gross loss of $74,675 for the corresponding period in 2021, a decrease of $63,713, or 85.3%. The decrease was a result of the general decrease in sales and the associated costs of goods sold.

Stock based compensation for the three months ended June 30, 2022 were $195,682 compared to $221,620 for 2021, decrease of $25,938, or 11.7%. Stock option expenses for the three months ended June 30, 2022 were $6,008 compared to $32,877 for 2021, a decrease of $26,869. General and administrative expenses for the three months ended June 30, 2022 were $526,286 compared to $274,748 for 2021, an increase of $251,538, or 91.6%. This increase was due to the evaluation of the collectability of our accounts receivable. Based on the aging and likelihood of collectability, an allowance for doubtful accounts was created in the amount of $257,594.

Our resulting net loss from operations for the three months ended June 30, 2022 was $866,364 as compared to $602,284 for the corresponding period for 2021, an increase of $264,080, or 43.8%. Change in value of derivatives gain for the three months ended June 30, 2022 was $6,462 as compared to $136,652 for 2021, a decrease of $375,656, or 42.6%.

Our resulting net loss attributable to Grapefruit USA, Inc. and subsidiary for the three months ended June 30, 2022 was $1,365,240 as compared to $1,346,626 for the corresponding period for 2021, a decrease of $18,614, or 1.4%.

Results of Operations for the Six Months Ended June 30, 2022 as compared to the Six Months Ended June 30, 2021.

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Net revenues	$29,711	$433,304
Cost of goods sold	234,311	580,598
Gross income (loss)	(204,600)	(147,294)
Sales expense	-	1,960
Stock based compensation	195,905	239,044
Stock option expenses	20,998	32,877
General and administrative expense	750,612	658,737
Loss from operations	(1,172,115)	(1,079,912)
Change in value of derivatives	123,894	77,333
Interest and other income (expense)	(801,274)	(1,760,748)
Net loss before income taxes	(1,849,495)	(2,763,327)
Tax provision	-	-
Net loss	(1,849,495)	(2,763,327)
Loss attributable to noncontrolling interest	-	-
Net loss attributable to Grapefruit USA, Inc.	$(1,849,495)	$(2,763,327)

The following sets forth selected items from our statements of operations for six months ended June 30, 2022 and for the six months ended June 30, 2021.

Revenue for the six months ended June 30, 2022 was $29,711 compared to $433,304 for the corresponding period in 2021, a decrease of $403,593 or 93.1%. The decrease was primarily due to the decline of our distribution business caused by a combination of decreased demand for and an over-supply of cannabis flowers in California. As a result of these market forces beyond our control we have severely limited our distribution operations and commenced the process of transitioning into a canna-biotech firm focusing on further developing and marketing of cannabis products based on our patented Hourglass Technology. On March 21, 2022, we received approval of our NNCP from Health Canada (NNCP ID No. NP-V2EHUWO907), which authorizes us to manufacture and sell our Hourglass™ products throughout Canada.

Cost of goods sold for the six months ended June 30, 2022 was $234,311 as compared to $580,598 for the corresponding period in 2021, a decrease of $346,287, or 59.6%. Included in cost of goods sold are plant operation and other direct overhead expenses incurred to maintain our production facilities. These fixed carrying costs affect our gross margin more significantly at lower revenues than at our anticipated full operating activity levels. When inspecting inventory this quarter, we found some inventory was damaged, which necessitated a $68,500 reduction in inventory.  Most of the product was salvageable and will be ready for resale in August 2022.

Our resulting gross loss for the six months ended June 30, 2022 was $204,600 as compared with the gross loss of $147,294 for the corresponding period in 2021, an increase of $57,306, or 38.9%. The increase was a result of the general decrease in sales and the associated costs of goods sold.

Sales expense for the six months ended June 30, 2022 was $0 compared to the $1,960 for 2021, a decrease of $1,960. The decrease was a result of sales being done internally or online. Stock based compensation for the three months ended June 30, 2022 were $195,905 compared to $239,044 for 2021, a decrease of $43,139, or 18.0%. Stock option expenses for the six months ended June 30, 2022 were $20,998 compared to $32,877 for 2021, a decrease of $11,876, or 36.1%. General and administrative expenses for the six months ended June 30, 2022 were $750,612 compared to $658,737 for 2021, an increase of $91,875, or 13.9%. This increase was due to the evaluation of the collectability of our accounts receivable. Based on the aging and likelihood of collectability, an allowance for doubtful accounts was created in the amount of $257,594.

Our resulting net loss from operations for the six months ended June 30, 2022 was $1,172,115 as compared to $1,079,912 for the corresponding period for 2021, an increase of $92,203, or 8.5%. Change in value of derivatives gain for the six months ended June 30, 2022 was $123,894 as compared to $77,333 for 2021, an increase of $46,561, or 60.2%.

Our resulting net loss attributable to Grapefruit USA, Inc. and subsidiary for the six months ended June 30, 2022 was $1,849,495 as compared to $2,763,327 for the corresponding period for 2021, a decrease of $913,832, or 33.1%.

Liquidity and Capital Resources

Our cash position decreased to $5,035 as of June 30, 2022 from $9,095 as of December 31, 2021. Our total current assets decreased to $404,651 as of June 30, 2021, from $767,322 as of December 31, 2021.

Our total current liabilities decreased to $7,281,488 as of June 30, 2022 from $7,703,573 as of December 31, 2021.

During the six months ended June 30, 2022, we used $281,394 of net cash for operating activities, as compared to cash used by operations of $807,164 used during the six months ended June 30, 2021. Net cash used in investing activities during the six months ended June 30, 2022 was $0, as compared to $56,679 during the six months ended June 30, 2021. Net cash provided by financing activities during the six months ended June 30, 2022 was $277,344, as compared to $752,103 during the six months ended June 30, 2021.

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

COVID-19 Impact

The COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures, such as restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken by many countries in response have affected and could in the future materially impact the Company’s business, results of operations and financial condition.

Certain of the Company’s outsourcing partners, component suppliers and logistical service providers have experienced disruptions during the COVID-19 pandemic, resulting in supply shortages. Similar disruptions could occur in the future.

Going Concern Qualification

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the six months ended June 30, 2022, we incurred a net loss of $1,849,495, had a working capital deficit of $6,876,837 and had an accumulated deficit of $18,675,659 at June 30, 2022. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements

Off-Balance Sheet Arrangements

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

As of June 30, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of June 30, 2022, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

/s/ Bradley J. Yourist	Dated: August 22, 2022
Bradley J. Yourist
Chief Executive Officer

/s/ Kenneth J. Biehl	Dated: August 22, 2022
Kenneth J. Biehl
Chief Financial Officer

