Form 10-Q
period 2022-09-30
Grapefruit USA, Inc
filed 2022-11-18
CIK 1205181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______________to ______________

Commission File Number: 000-50099

GRAPEFRUIT USA, INC.

(Exact name of registrant as specified in its charter)

delaware	95-4451059
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10866 Wilshire Blvd. Ste 225, Los Angeles, CA 90024

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

As of November 18, 2022, the number of shares outstanding of the registrant’s class of common stock was 717,402,185.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRAPEFRUIT USA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$23,583	$9,095
Accounts receivable	22,977	278,422
Inventory	337,504	389,282
Licensee agreement	17,600	37,400
Prepaid investor relation expense	239,189	-
Other	3,643	-
Total current assets	644,496	714,199
NON-CURRENT ASSETS:
Property, plant and equipment, net	1,710,639	1,769,627
Operating right of use - assets	102,475	74,886
Intangible asset	250,000	250,000
Other	7,460	7,459
TOTAL ASSETS	$2,715,070	$2,816,171

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable	$313,157	$262,839
Accrued loan interest – nonrelated parties	1,042,864	1,014,653
Accrued loan interest – related parties	112,029	29,959
Related party payable	1,465,197	702,581
Legal settlements - current portion	523,009	541,697
Subscription payable	319,022	251,727
Derivative liability	122,965	127,392
Capital lease - current portion	13,348	31,166
Operating right of use - liability - current portion	83,313	65,486
Convertible notes (net of discount of $115,607 and $325,089, respectively)	2,754,690	3,640,959
Accounts payable and accrued expenses	1,163,727	1,035,114
Total current liabilities	7,913,321	7,703,573

Capital lease	-	7,669
Operating right of use - liability	19,162	11,097
Long-term notes payable, net	911,322	908,617
Total long-term liabilities	930,484	927,383

TOTAL LIABILITIES	8,843,805	8,630,956

STOCKHOLDERS’ DEFICIT
Common stock ($0.0001 par value, 1,000,000,000 shares authorized; 606,791,549 and 557,162,744 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	60,679	55,716
Preferred stock ($0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021)	-	-
Additional paid in capital	13,251,587	10,962,797
Accumulated deficit	(19,433,867)	(16,826,164)
Total stockholders’ deficit	(6,121,601)	(5,807,651)
Noncontrolling interest	(7,134)	(7,134)
Total deficit	(6,128,735)	(5,814,785)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,715,070	$2,816,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRAPEFRUIT USA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$2,962	$153,476	$32,673	$586,780
Cost of goods sold	62,758	346,073	297,069	926,671
Gross loss	(59,796)	(192,597)	(264,396)	(339,891)
Operating expenses:
Sales	1,172	3,800	6,744	5,760
General and administrative	341,662	411,319	1,303,607	1,341,977
Total operating expenses	342,834	415,119	1,310,351	1,347,737

Loss from operations	(402,630)	(607,716)	(1,574,747)	(1,687,628)
Other income (expense):
Interest expense	(369,763)	(388,273)	(1,143,443)	(1,258,650)
Change in value of derivative instruments	14,187	13,877	138,081	91,210
Gain (loss) on extinguishment of debt	-	-	(27,593)	(398,373)
Loss on extinguishment of debt - related parties	-	-	-	(491,998)
Total other expense	(355,576)	(374,396)	(1,032,955)	(2,057,811)

Loss before income taxes	(758,207)	(982,112)	(2,607,703)	(3,745,439)

Tax provision	-	-	-	-

Net loss	(758,207)	(982,112)	(2,607,703)	(3,745,439)

Loss attributable to noncontrolling interest		(270)		(270)

Net loss attributable to Grapefruit USA, Inc.	$(758,207)	$(981,842)	$(2,607,703)	$(3,745,169)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average common stock outstanding - Basic and diluted	573,580,207	550,277,467	589,362,360	515,339,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRAPEFRUIT USA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,607,703)	$(3,745,169)
Adjustments to reconcile net loss to net cash used for operating activities:
Net loss attributable to non-controlling interest	-	(270)
Depreciation and amortization expense	58,988	69,598
Amortization of debt discount	313,731	692,129
Change in value of derivative	(138,081)	(91,210)
Loss on extinguishment of debt - related parties	-	491,998
Loss on extinguishment of debt	-	398,373
Stock-based compensation for services	301,996	265,024
Interest expense	1,143,443	-
Stock option expense	27,006	65,754
Loss on bad debts	250,054	-
Loss on legal settlement	36,462	-
Loss on inventory valuation	68,941	-
Changes in operation assets and liabilities:
Accounts Receivables	5,390	(261,452)
Inventory	(17,163)	91,434
Prepaid expense and current assets	16,157	(6,875)
Right-of-use assets	(27,588)	68,844
Hemp investment	-	85,000
Derivatives	133,654	-
Accounts payable	128,613	70,785
Accrued executive compensation	450,000	-
Accrued expenses and other current liabilities	-	487,792
Accrued loan interest expense	(487,344)	388,940
Right-of-use liability	25,892	(69,276)
Net cash (used for)/provided by used for operating activities	(317,552)	(998,581)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received from acquisition	-	69
Purchase of land and equipment	-	(62,319)
Net cash used for investing activities	-	(62,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayment of capital lease liability	(25,487)	(49,062)
Repayment of legal liability	(8,112)	(16,393)
Proceeds from convertible notes (net of discount $97,703)	6,547	450,000
Proceeds from loans, net	56,000	-
Repayment of loan principal	(9,524)	(4,772)
Proceeds from related party notes	320,751	93,080
Repayment of related party note principal	(8,135)	-
Contributions from non-controlling interest	-	400
Proceeds from exercise of warrants	-	250,000
Proceeds from sale of common stock	-	75,000
Net cash proceeds from financing activities	332,040	798,253

NET INCREASE (DECREASE) IN CASH	14,488	(262,578)

CASH, BEGINNING BALANCE	9,095	299,895

CASH, ENDING BALANCE	$23,583	$37,317

SUPLEMENTAL DISCLOSURE ON CASH FINANCING ACTIVITY
Cash paid for interest expense	80,551	87,883
SUPLEMENTAL DISCLOSURE ON NON-CASH FINANCING ACTIVITY
Shares issued for legal settlement	47,039	1,090,462
Shares issued for conversion of notes payable	1,745,818	996,620
Shares issued for debt settlement with related parties	-	699,236
Shares issued for compensation	139,614	-
Shares issued for acquisition	-	250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRAPEFRUIT USA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Deficit Attributable to Grapefruit USA, Inc.
	Common Stock		Additional		Total	Non-
	Number of		Paid in	Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit

Balance as of December 31, 2020	505,700,437	$50,570	$6,591,177	$(11,321,494)	$(4,679,747)	$-	$(4,679,747)

Shares issued for services	7,449,937	745	302,799	-	303,544	-	303,544

Shares issued for settlement	8,404,186	840	1,089,620	-	1,090,460	-	1,090,460

Shares issued upon warrant exercise	2,000,000	200	249,800	-	250,000	-	250,000

Shares issued for note conversion	13,352,264	1,335	995,285	-	996,620	-	996,620

Shares issued for related party	11,710,465	1,171	1,190,063	-	1,191,234	-	1,191,234

Stock options granted pursuant to board of director agreement	-	-	65,754	-	65,754	-	65,754

Shares issued for purchase of stock	1,000,000	100	74,900	-	75,000	-	75,000

Shares issued for acquisition	4,545,455	455	249,545	-	250,000	-	250,000

Equity investment	-	-	(7,736)	-	(7,736)	(7,033)	(14,769)

Net loss	-	-	-	(3,745,169)	(3,745,169)	(270)	(3,745,439)

Balance as of September 30, 2021	554,162,744	$55,416	$10,801,207	$(15,066,663)	$(4,210,040)	$(7,303)	$(4,217,343)

Balance as of December 31, 2021	557,162,744	$55,716	$10,962,797	$(16,826,164)	$(5,807,651)	$(7,134)	$(5,814,785)

Shares issued for services	24,025,354	2,403	471,487	-	473,890	-	473,890

Shares issued for settlement	2,325,878	233	46,806	-	47,039	-	47,039

Shares issued for note conversion	23,277,573	2,327	1,743,491	-	1,745,818	-	1,745,818

Stock options granted pursuant to board of director agreement		-	27,006	-	27,006	-	27,006

Net loss	-	-	-	(2,607,703)	(2,607,703)	-	(2,607,703)

Balance as of September 30, 2022	606,791,549	$60,679	$13,251,587	$(19,433,867)	$(6,121,601)	$(7,134)	$(6,128,735)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GRAPEFRUIT USA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

The “Mothership” Cultivation & Lab Facility

In July 2021, Grapefruit obtained a development permit to build a 30,000 square foot “Mothership” facility intended to house a state-of-the-art indoor grow as well as a separately licensed distribution hub and laboratory that will produce the patented Hourglass line of topical creams as well as high quality extracts from trim generated by processing the indoor cannabis flowers. We intend to obtain CGMP certification for the lab pursuant to the Good Manufacturing Practice regulations enforced by the Federal Drug Administration (“FDA”). We expect that our facility will meet proper design, monitoring, and manufacturing control processes to assure the strength, quality, and purity of all Hourglass products we manufacture. We anticipate the FDA to mandate all cannabis facilities to be CGMP certified (Current Good Manufacturing Practice regulations enforced by the FDA) to continue in operation if cannabis becomes legalized by the federal government.

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

In September 2022, the Company entered into an exclusive licensing agreement with WWE Hall of Fame wrestler and cannabis pioneer Rob Van Dam to bring his branded cannabis products to the California retail marketplace. Rob Van Dam (“RVD”) is an American professional wrestler and actor best known for his tenures in Extreme Championship Wrestling (ECW), World Wrestling Entertainment (WWE) and Total Nonstop Action Wrestling (TNA)/Impact Wrestling. Van Dam is one of only two wrestlers in history to have held the WWE, ECW and TNA world championships. He was voted “Most Popular Wrestler” by readers of Pro Wrestling Illustrated magazine in 2001 and again in 2002. WWE named him the greatest star in ECW history in 2014.

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

Binding Letter of Intent to Acquire Diagnostic Lab Corporation

On March 22, 2022, the Company entered into a Memorandum of Understanding with Diagnostic Lab Corporation, Inc., a Delaware corporation (“DLC”). On June 30, 2022, the Company entered into a Binding Letter of Intent (“LOI”) with DLC. Pursuant to the LOI, the Company will acquire the assets of DLC, its IP and all of its affiliated entities for a combination of cash and a to-be-determined number of the Company’s $0.0001 par value common stock. The Company and DLC will jointly recapitalize the Company by raising $12.5 million (inclusive of a currently committed $5.5 million debt facility) which will enable the Company to construct its Good Manufacturing Practices (“cGMP”) certified Desert Hot Springs, CA, Coachillin Park. The “Mothership” facility which will house a state-of-the-art indoor cultivation, manufacturing laboratory and distribution facility. In addition, the recapitalization will fund the Company’s Hourglass 510K Project, the Medical Study of the effects of Hourglass powered products on osteoarthritis sufferers and afford sufficient working capital and interest payment reserves to allow the post-transaction Company to reach positive cash flow. As of September 30, 2022, the Company is in the process of finalizing its due diligence on DLC and is in the final stages of negotiating the terms of its anticipated financing and structuring of the transaction documents.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated interim financial statements of Grapefruit USA, Inc. are unaudited. They have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for interim financial information and with applicable rules and regulations of the U.S. Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other reporting period.

These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2021.

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

In August 2021, the Company entered into a Stock Purchase Agreement acquiring the majority ownership and control of Summit Boys, Inc., a very well-known and established cannabis extraction brand with product lines in retail stores throughout the State of California. The Company plans on continuing the business without interruption and plans on licensing the Summit Boys brand in the State of Oklahoma under that State’s newly enacted legalized statutory scheme for cannabis products. This non-significant and non-operating subsidiary has been consolidated with Grapefruit’s financial statements. As consideration, the Company issued 4,545,455 shares of common stock for 51% ownership if Summit Boys, Inc. There was no activity for the nine months ended September 30, 2022.

Segments – We have two reporting segments: Retail and Wholesale. For the three months ended September 30, 2022, we generated 70.5% of our total revenues from our retail segment and 29.5% of our total revenues from our wholesale segment. For the three months ended September 30, 2021, we generated 2.4% of our total revenues from our retail segment and 97.6% of our total revenues from our wholesale segment. For the nine months ended September 30, 2022, we generated 78.5% of our total revenues from our retail segment and 21.5% of our total revenues from our wholesale segment. For the nine months ended September 30, 2021, we generated 1.3% of our total revenues from our retail segment and 98.7% of our total revenues from our wholesale segment.

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

Inventory – Inventory is valued at the lower of cost and net realizable value, determined using weighted average cost. All direct and indirect costs related to inventory are capitalized as they are incurred, and they are subsequently recorded in cost of goods sold on the statements of loss and comprehensive loss at the time inventory is sold. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. At the end of each reporting period, the Company performs an assessment of inventory and records write-downs for excess and obsolete inventories based on the Company’s estimated forecast of product demand, production requirements, market conditions, regulatory environment, and spoilage. Actual inventory losses may differ from management’s estimates and such differences could be material to the Company’s statements of financial position, statements of loss and comprehensive loss and statements of cash flows. When inspecting inventory this quarter, we found some inventory was damaged, which necessitated a $68,941 reduction in inventory. Most of the product was salvageable and will be ready for resale in November 2022.

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

Land Improvements – Our land improvements are recorded at cost provided by our property association and is included in the property, plant and equipment. These costs will continue to be capitalized until construction has been completed. Land improvements will not be depreciated until the construction has been completed by the property association.

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

	September 30, 2022	December 31, 2021
Numerator:
Net loss attributable to common shareholders	$(2,607,703)	(5,504,670)
Denominator:
Weighted-average number of common shares outstanding during the period	589,362,360	515,339,023
Dilutive effect of stock options, warrants, and convertible promissory notes	-	-
Common stock and common stock equivalents used for diluted earnings per share	$(0.00)	$(0.01)

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

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the nine months ended September 30, 2022 and year ended December 31, 2021.

	Level 1	Level 2	Level 3	Total
Derivative Liabilities September 30, 2022	$-	$-	$122,965	$122,965
Derivative Liabilities December 31, 2021	$-	$-	$127,392	$127,392

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no significant impact on our income taxes for the nine months ended September 30, 2022 and 2021, respectively.

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

Accounts Receivable and Revenue – The accounts receivable balance was $22,977 as of September 30, 2022 and $278,422 as of December 31, 2021. As of September 30, 2022, 100% of accounts receivable consisted of one customer and the remaining accounts receivable was determined to be uncollectible. During the three months ended September 30, 2022, 35% of the sales came from Summit Boys product third party sellers, 36% came from online sales, and the remainder of the sales was distributed between all other customers. During the three months ended September 30, 2021, we diversified our customer base, but still have 30% of the revenues from one customer.

We periodically review the value of our accounts receivable and provide an allowance for doubtful accounts based on our assessment of the age of the receivable and its collectability. During the nine months ended September 30, 2022, the Company reviewed the accounts receivable and based on the aging and likelihood of collectability, an allowance for doubtful accounts was created in the amount of $250,054. Any allowance is charged to general and administrative expenses.

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2022, we incurred a net loss of $2,607,703, had a working capital deficit of $7,268,825 and had an accumulated deficit of $19,433,867 at September 30, 2022. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements

Management’s plan regarding this matter is to, amongst other things, seek additional equity financing by selling our equity securities and obtaining funds through the issuance of debt. We cannot be certain that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders. If we raise additional funds or settle liabilities by issuing equity securities, the percentage ownership of our stockholders may be reduced, stockholders may experience additional dilution, or such equity securities may provide for rights, preferences and/or privileges senior to those of the holders of our common stock. Our ability to execute our business plan and continue as a going concern may be adversely affected if we are unable to raise additional capital or operate profitably.

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

The Company entered into a 18-month lease agreement for office space in July 2019 at $6,304 a month, with an approximate 3% increase annually.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 10% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $102,475, right-of-use liability of $102,475 as of September 30, 2022. Operating lease expense for the nine months ended September 30, 2022 was $72,180.

The following table provides the maturities of lease liabilities at September 30, 2022:

Maturity of Lease Liabilities
2022	22,316
2023	86,997
2024	-
2025	-
2026	-
2027 and thereafter	-
Total future undiscounted lease payments	109,313
Less: Interest	(6,838)
Present value of lease liabilities	$102,475

NOTE 5 – INVENTORY

At September 30, 2022 and December 31, 2021, our inventory was, as follows:

	September 30, 2022	December 31, 2021
Raw material	$85,294	$84,951
Work in process	20,000	-
Finished goods	232,210	304,331
	$337,504	$389,282

At September 30, 2022 and December 31, 2021, finished goods included $690 and $20,904 on consignment, respectively. In addition, some finished goods product needed to be reworked and is temporarily moved to work in process.

We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of goods sold. When inspecting inventory this quarter, we found some inventory was damaged, which necessitated a $68,941 reduction in inventory. Most of the product was salvageable and will be ready for resale in November 2022.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation and amortization, at September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Vehicle	$41,142	$41,142
Furniture and equipment	7,494	7,494
Extraction equipment	302,636	302,636
Extraction laboratory	126,707	126,707
Warehouse facility	50,158	50,158
Land and land improvement/development	1,505,012	1,505,012
Accumulated depreciation and amortization	(322,510)	(263,522)
Property, plant, and equipment	$1,710,639	$1,769,627

The Company acquired the extraction equipment, laboratory, and warehouse facility during 2018 and 2019 and prepared and final testing for future production. Final preparations for certain extraction and warehouse work were completed, and these related assets were placed in service on April 1, 2019, at which time we commenced depreciating this asset.

The amount of related depreciation expense for the nine months ended September 30, 2022 and 2021 is $58,988 and $69,598, respectively.

NOTE 7 – CAPITAL LEASE PAYABLE

Capital lease payable consists of a capital lease agreement entered into in April 2018 to finance the purchase of various lab and manufacturing equipment. The outstanding balance on the 48-month installment capital lease was $0 and $8,822 as of September 30, 2022 and December 31, 2021, respectively. The terms of the 48-month capital lease specify monthly payments of $4,575. The interest rate implicit in the lease is about 15% and the maturity date was February 2022. The lease has been paid in full and we now retain ownership of the equipment.

In addition, the Company entered into additional 48-month leases in May 2019 for production facilities and storage of product. Monthly payments for the facility and storage totals $1,935.

A summary of minimum lease payments on capital lease payable for future years is as follows:

September 30, 2022
Remainder 2022	$5,805
2023	7,740
2024	-
2025	-
2026	-
Thereafter	-
Total minimum lease payments	13,545
Less: amount representing interest	(197)
Capital lease liability	$13,348

NOTE 8 – NOTES PAYABLE

In October 2017, in connection with our purchase of two acres of fully entitled cannabis real property located in the Coachillin’ Industrial Cultivation and Ancillary Canna-Business Park, the Company issued a first and second trust deed note in the amounts of $700,000 and $200,000, respectively. The first and second trust deed notes are long-term notes and are interest only notes, at 13.0%, and mature in August 2022, with the full principal payment due at maturity. For the $700,000 loan, the monthly interest payment is approximately $7,500. For the $200,000 loan, the monthly interest payment is approximately $2,200. Unpaid interest as of September 30, 2022 is $37,888 and $6,495, for the two loans respectively. The 1st and 2nd trust deeds are secured by the land as well as property owned by two officers of the company and three other related parties. Also, each party has personally guaranteed or pledged additional collateral. The notes include a debt discount as of September 30, 2022 of $9,000. The Company plans to repay these notes with the proceeds from the recapitalization disclosed in the “Binding Letter of Intent to Acquire Diagnostic Lab Corporation” in “Grapefruit’s Business Development” in Note 1.

In April 2018, the Company issued a note due 60 days after funding to an unrelated third party with a principal amount of $250,000 and immediate interest charge totaling $125,000. As of September 30, 2022, the note has not been repaid and was amended to carry an additional 10% interest rate of the total balance due. Accrued interest for this loan totals $284,375. The note is past due. Two officers of the Company have personally guaranteed the loan.

In March and May 2022, the Company issued another note of $40,000 and $10,000, respectively, to an unrelated party with 10% interest, which will mature in 6 months. In October 2021, there was an additional note for $6,000. The unrelated party has notes totaling $56,000, all with similar terms. Each note as it matures will continue to accrue interest at the stated rate until repayment.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Amortization of note discounts, which is included in interest expense, amounted to $313,731 during the nine months ended September 30, 2022 and $692,129 for the nine months ended September 30, 2021.

Grapefruit acquired convertible notes in its acquisition of Imaging3, Inc. on July 10, 2019. (See Note 15.) On May 31, 2019, the Company executed the SPA with Auctus pursuant to the terms of which the Company agreed to sell $4,000,000 of the Notes and issue $6,200,000 of callable warrants (the “Warrants” and, together with the Notes, the “Securities”) to Auctus. Auctus is the Selling Security Holder. In addition, on May 31, 2019, we also entered into a registration rights agreement with Auctus (the “Registration Rights Agreement”) whereby we are obligated to file a registration statement to register the resale of the shares underlying the Securities. On July 25, 2019 (as amended on January 17, 2020), a registration statement was filed to comply with the Registration Rights Agreement. Pursuant to the SPA, Auctus became obligated to purchase the $4,000,000 of Notes from Grapefruit in four tranches as follows: $600,000 at the SPA closing, which was funded on June 6, 2019; the second tranche of $1,422,750 on the day IGNG filed the registration statement, which was funded on August 16, 2019; the third tranche of $1,030,000 was funded the day the SEC declares the registration statement effective and the fourth tranche of $1 million was funded 90 days after effectiveness. As of December 31, 2020, all tranches of this financing were completed. The Company has received gross proceeds of $4,052,750. The Notes have a two-year term and will bear interest at 10%, with a default interest rate of 24%. As of September 30, 2022, three notes are in default.

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

On February 26, 2021, the company issued a convertible note for $450,000. The note has an interest rate of 10% and matures in 12 months. Note is currently in default with no updated maturity date. The note continues to accrue interest, which has an accrued interest balance of $87,150 as of September 30, 2022. This note was included in the amendment making it convertible at $0.075 per share.

On June 22, 2022, Auctus converted $1,200,000 of convertible notes and $545,818 of accrued interest at the fixed rate of $0.075 for 23,277,573 shares.

On September 1, 2022, the company issued a convertible note for $104,250. The note has an interest rate of 8% and matures in 12 months. After 180 days, the note holder has the option of converting the note. The conversion price is 65% of the lowest trading price 10 days prior to the date of conversion.

In addition, the Company has eleven other convertible notes comprising $296,000 outstanding and they are currently in default. The interest on these notes varies from 5-10%. We are in the process of converting eight of the notes amounting to $241,000.

December 31, 2021 Balance	$3,966,048
Additional notes	104,250
Note conversions/repayment	(1,200,000)
Note discount	(115,608)
September 30, 2022 Balance	$2,754,690

NOTE 10 – NOTES PAYABLE, RELATED PARTY NOTES PAYABLES, AND OPERATING LEASE – RELATED PARTY

Notes payable to officers and directors as of September 30, 2022 and December 31, 2021 are due on demand and consisted of the following:

	September 30, 2022	December 31, 2021
Payable to an officer and director	$1,000,653	$528,404
Payable to an individual affiliate of an officer and director	270,120	47,560
Payable to a company affiliate to an officer and director	194,424	126,617
	$1,465,197	$702,581

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

For the nine months ending September 30, 2022, payables to related parties came in the form of unpaid salary to executives, $450,000; and cash loans and direct payment to vendors, $320,751. In addition, there was a repayment of principal of $8,135 to one of the related parties.

NOTE 11 – EQUITY

Preferred Stock

The Company has authorized 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2022, and December 31, 2021, there are no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock.

During the nine months ended September 30, 2022 the Company issued a total of 24,025,354 shares for services rendered valued at $473,890; 2,325,878 shares were issued related to legal settlement valued at $47,039; 23,277,573 shares were issued for the conversion of notes and accrued interest.

During the nine months ended September 30, 2021 the Company issued a total of 7,449,937 shares for services rendered valued at $303,544; 20,114,651 shares were issued related to legal settlement and debt settlement with related parties valued at $2,281,695; 13,352,264 shares were issued related to the conversion of convertible notes valued at $996,620; 1,000,000 shares were issued for a stock purchase valued at $0.075 per share; 2,000,000 shares were issued for warrant exercised at $0.125 per share; and 4,545,455 shares were issued for the Summit Boys acquisition valued at $250,000.

As of September 30, 2022, there were approximately 610 record holders of our common stock, not including shares held in “street name” in brokerage accounts the number of which is unknown. As of September 30, 2022, there were 606,791,549 shares of our common stock outstanding on record.

Stock Option Plan

During 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 1,811,401 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of September 30, 2022, employees of the Company hold options to purchase 250,000 shares of common stock granted in 2016 at an exercise price of $1.00. On March 28, 2021, the Company granted a board member an option to purchase 750,000 shares of common stock at $0.025. There are nine month vesting periods for a block of 250,000 shares starting October 1, 2021.

Transactions in FY 2022	Quantity	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, December 31, 2021	250,000	$1.00	2.82
Granted	750,000	$0.025	4.51
Exercised	-
Cancelled/Forfeited	-
Outstanding, September 30, 2022	1,000,000	$0.27	4.08
Exercisable, September 30, 2022	750,000	$0.35	3.78

The weighted average remaining contractual life of options outstanding issued under the agreements was 4.08 years at September 30, 2022.

NOTE 12 — WARRANTS

Following is a summary of warrants outstanding at September 30, 2022:

Number of Warrants	Exercise Price	Expiration Date
575,000	0.10	Apr-23
125,000	0.10	May-23
162,500	0.10	Aug-23
302,776	0.10	Jan-24
14,000,000	0.125	May-24
15,000,000	0.15	May-24
8,000,000	0.25	May-24
20,000,000	0.075	Apr-26
2,250,000	0.20	Feb-26

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

On September 1, 2022, with the issuance of the convertible note mentioned in Note 9 – Convertible Notes Payable, a new derivative was created and will be tracked for the life of the note.

The following table summarizes activity in the Company’s derivative liability during the nine-month month period ended September 30, 2022:

December 31, 2021 Balance	$127,392
Creation/acquisition	133,654
Reclassification of equity	-
Change in Value	(138,081)
September 30, 2022 Balance	$122,965

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

Term	0-1 year
Dividend Yield	0%
Risk-free rate	1.72% - 4.05%
Volatility	150-160%

NOTE 14 – SEGMENT INFORMATION

Segment reporting is prepared on the same basis that the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business, makes operating decisions and assesses performance.

As of September 30, 2022 the Company’s two segments are as follows:

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

The majority of costs are run through the wholesale segment, which includes the fixed costs associated with production of inventory. The Company has begun to promote sales of Summit Boys branded product, which is primarily sold direct to consumer, and felt is necessary to differentiate between the two segments. Segment information is summarized below:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue
Retail	$2,087	$3,705	$25,655	$7,838
Wholesale	875	149,771	7,018	578,942
	$2,962	$153,476	$32,673	$586,780

Gross margin
Retail	$620	$728	$3,023	$3,234
Wholesale	(61,588)	(198,483)	(274,164)	(352,899)
	$(60,968)	$(197,755)	$(271,141)	$(349,665)

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Mentor Group, Inc. vs Imaging3, Inc. Settlement

On March 8, 2022, Grapefruit USA, Inc. was contacted by an attorney about outstanding litigation between Mentor Group, Inc. and Imagaing3, Inc. The settlement was for $27,593 of past debt, $8,869 in attorney fees, and $3,644 of interest. Currently no payment plan is in place. This debt is related Imaging3, Inc.’s prior business activities which preceded Grapefruit’s acquisition of Imaging3, Inc., and was inherited or assumed by Grapefruit. As of September 30, 2022, the Company is still continuing to make payments.

Galileo Surgery Center LP/Cypress Ambulatory Surgery Center LP vs Imaging3, Inc. Settlement

The Company came to a settlement with Galileo Surgery Center LP/Cypress Ambulatory Surgery Center LP (“Galileo”) for $75,572 with an interest rate of 10%, requiring payments of $7,300 per month beginning in August 2021 until paid in full. This debt is related Imaging3, Inc.’s prior business activities which preceded Grapefruit’s acquisition of Imaging3, Inc., and was inherited or assumed by Grapefruit. As of September 30, 2022, the Company is still continuing to make payments.

Administrative Claim of Greenberg Glusker Fields Claman & Machtinger LLP

The Company came to a settlement agreement with Greenberg Glusker Fields Claman & Machtinger LLP (“Greenberg”). Three $68,000 payments are to be made in relation to the timing of the three latter tranches mentioned in “Auctus Financing” or before November 30, 2019. As of now, $68,000 has been paid; late penalties are currently being assessed. In addition, 7,628,567 shares are to be issued as part of the settlement agreement—7,213,933 of the shares were issued as of September 30, 2022. In May 2021, the Company issued 3,920,865 shares as part of the make-whole clause in the agreement. On October 26, 2021, the Company issued 600,000 shares as part of the make-whole clause in the agreement. Additional shares may need to be issued in the future. This debt is related Imaging3, Inc.’s prior financing activities which preceded Grapefruit’s acquisition of Imaging3, Inc., and was ‘inherited’ or ‘assumed’ by Grapefruit.

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

Results of Operations for the Three Months Ended September 30, 2022 as compared to the Three Months Ended September 30, 2021.

	Three months ended	Three months ended
	September 30, 2022	September 30, 2021
Net revenues	$2,962	$153,476
Cost of goods sold	62,758	346,073
Gross income (loss)	(59,796)	(192,597)
Sales expense	1,172	3,800
Stock based compensation	106,011	25,980
Stock option expenses	6,008	32,877
General and administrative expense	229,643	352,462
Loss from operations	(402,630)	(607,716)
Change in value of derivatives	14,187	13,877
Interest and other expense	(369,763)	(388,273)
Net loss before income taxes	(758,207)	(982,112)
Tax provision	-	-
Net loss	(758,207)	(982,112)
Loss attributable to noncontrolling interest	-	(270)
Net loss attributable to Grapefruit USA, Inc.	$(758,207)	$(981,842)

The following sets forth selected items from our statements of operations for three months ended September 30, 2022 and for the three months ended September 30, 2021.

Revenue for the three months ended September 30, 2022 was $2,962 compared to $153,476 for the corresponding period in 2021, a decrease of $150,514 or 98.1%. The decrease was primarily due to the decline of our distribution business caused by a combination of decreased demand for and an over-supply of cannabis flowers in California. As a result of these market forces beyond our control we have severely limited our distribution operations and commenced the process of transitioning into a canna-biotech firm focusing on further developing and marketing of cannabis products based on our patented Hourglass Technology. On March 21, 2022, we received approval of our NNCP from Health Canada (NNCP ID No. NP-V2EHUWO907) which authorizes us to manufacture and sell our Hourglass™ products throughout Canada. As the Company expands marketing efforts, we anticipate to see additional growth.

Cost of goods sold for the three months ended September 30, 2022 was $62,758 as compared to $346,073 for the corresponding period in 2021, a decrease of $283,315, or 81.9%. Included in cost of goods sold are plant operation and other direct overhead expenses incurred to maintain our production facilities. These fixed carrying costs affect our gross margin more significantly at lower revenues than at our anticipated full operating activity levels. When inspecting inventory this quarter, we found some inventory was damaged, which necessitated a $68,500 reduction in inventory. Most of the product was salvageable and will be ready for resale in November 2022.

Our resulting gross loss for the three months ended September 30, 2022 was $59,796 as compared with the gross loss of $192,597 for the corresponding period in 2021, a decrease of $132,801, or 69.0%. The decrease was a result of the general decrease in sales and the associated costs of goods sold.

Sales expense for the three months ended September 30, 2022 were $1,172 compared to $3,800 for 2021, decrease of $2,628, or 69.2%. Stock based compensation for the three months ended September 30, 2022 were $106,011 compared to $25,980 for 2021, an increase of $80,031, or 308%. Stock option expenses for the three months ended September 30, 2022 were $6,008 compared to $32,877 for 2021, a decrease of $26,869, or 81.7%. General and administrative expenses for the three months ended September 30, 2022 were $229,643 compared to $352,462 for 2021, a decrease of $122,819, or 34.8%.

Our resulting net loss from operations for the three months ended September 30, 2022 was $402,630 as compared to $607,716 for the corresponding period for 2021, a decrease of $205,086, or 33,7%. Change in value of derivatives gain for the three months ended September 30, 2022 was $14,187 as compared to $13,877 for 2021, a decrease of $310, or 2.2%. Interest and other expense for the three months ended September 30, 2022 was $369,763 as compared to $388,273 for 2021, a decrease of $18,510, or 4.8%.

Net loss for the three months ended September 30, 2022 was $758,207 as compared to $982,112 for the corresponding period for 2021, a decrease of $223,905, or 22.8%. Loss attributable to noncontrolling interest for the three months ended September 30, 2022 was $0 as compared to $270 the corresponding period for 2021, a decrease of $270. Our resulting net loss attributable to Grapefruit USA, Inc. and subsidiary for the three months ended September 30, 2022 was $758,207 as compared to $981,842 for the corresponding period for 2021, a decrease of $223,635, or 22.8%.

Results of Operations for the Nine Months Ended September 30, 2022 as compared to the Nine Months Ended September 30, 2021.

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Net revenues	$32,673	$586,780
Cost of goods sold	297,069	926,671
Gross income (loss)	(264,396)	(339,891)
Sales expense	6,744	5,760
Stock based compensation	301,916	265,024
Stock option expenses	27,006	65,754
General and administrative expense	974,685	1,011,199
Loss from operations	(1,574,747)	(1,687,628)
Change in value of derivatives	138,081	91,210
Interest and other expense	(1,171,036)	(2,149,021)
Net loss before income taxes	(2,607,702)	(3,745,439)
Tax provision	-	-
Net loss	(2,607,702)	(3,745,439)
Loss attributable to noncontrolling interest	-	(270)
Net loss attributable to Grapefruit USA, Inc.	$(2,607,702)	$(3,745,169)

The following sets forth selected items from our statements of operations for nine months ended September 30, 2022 and for the nine months ended September 30, 2021.

Revenue for the nine months ended September 30, 2022 was $32,673 compared to $586,780 for the corresponding period in 2021, a decrease of $554,107 or 94.4%. The decrease was primarily due to the decline of our distribution business caused by a combination of decreased demand for and an over-supply of cannabis flowers in California. As a result of these market forces beyond our control we have severely limited our distribution operations and commenced the process of transitioning into a canna-biotech firm focusing on further developing and marketing of cannabis products based on our patented Hourglass Technology. On March 21, 2022, we received approval of our NNCP from Health Canada (NNCP ID No. NP-V2EHUWO907), which authorizes us to manufacture and sell our Hourglass™ products throughout Canada. As the Company expands marketing efforts, we anticipate to see additional growth.

Cost of goods sold for the nine months ended September 30, 2022 was $297,069 as compared to $926,671 for the corresponding period in 2021, a decrease of $629,602, or 67.9%. Included in cost of goods sold are plant operation and other direct overhead expenses incurred to maintain our production facilities. These fixed carrying costs affect our gross margin more significantly at lower revenues than at our anticipated full operating activity levels. When inspecting inventory this quarter, we found some inventory was damaged, which necessitated a $68,500 reduction in inventory. Most of the product was salvageable and will be ready for resale in November 2022.

Our resulting gross loss for the nine months ended September 30, 2022 was $264,396 as compared with the gross loss of $339,891 for the corresponding period in 2021, a decrease of $75,495, or 22.2%. The decrease was a result of the general decrease in sales and the associated costs of goods sold.

Sales expense for the nine months ended September 30, 2022 was $6,744 compared to the $5,760 for 2021, an increase of $984, or 17.1%. Stock based compensation for the nine months ended September 30, 2022 were $301,916 compared to $265,024 for 2021, an increase of $36,892 or 13.9%. Stock option expenses for the nine months ended September 30, 2022 were $27,006 compared to $65,754 for 2021, a decrease of $38,748, or 58.9%. General and administrative expense for the nine months ended September 30, 2022 were $974,685 compared to $1,011,199 for 2021, a decrease of $36,514, or 3.6%.

Our resulting net loss from operations for the nine months ended September 30, 2022 was $1,574,747 as compared to $1,687,628 for the corresponding period for 2021, a decrease of $112,881, or 6.7%. Change in value of derivatives gain for the nine months ended September 30, 2022 was $138,081 as compared to $91,210 for 2021, an increase of $46,871, or 51.4%. Interest and other expense for the nine months ended September 30, 2022 was $1,171,036 as compared to $2,149,021 for 2021, a decrease of $977,985, or 45.5%.

Net loss for the nine months ended September 30, 2022 was $2,607,702 as compared to $3,745,439 for the corresponding period for 2021, a decrease of $1,137,737, or 30.4%. Loss attributable to noncontrolling interest for the nine months ended September 30, 2022 was $0 as compared to $270 for the corresponding period for 2021, a decrease of $270. Our resulting net loss attributable to Grapefruit USA, Inc. and subsidiary for the nine months ended September 30, 2022 was $2,607,702 as compared to $3,745,169 for the corresponding period for 2021, a decrease of $1,137,467, or 30.4%.

Liquidity and Capital Resources

Our cash position increased to $23,583 as of September 30, 2022 from $9,095 as of December 31, 2021. Our total current assets decreased to $644,496 as of September 30, 2021, from $714,199 as of December 31, 2021.

Our total current liabilities increased to $7,913,321 as of September 30, 2022 from $7,703,573 as of December 31, 2021.

During the nine months ended September 30, 2022, we used $317,552 of net cash for operating activities, as compared to cash used by operations of $998,581 used during the nine months ended September 30, 2021. Net cash used in investing activities during the nine months ended September 30, 2022 was $0, as compared to $62,250 during the nine months ended September 30, 2021. Net cash provided by financing activities during the nine months ended September 30, 2022 was $332,040, as compared to $798,253 during the nine months ended September 30, 2021.

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

Going Concern Qualification

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2022, we incurred a net loss of $2,607,703, had a working capital deficit of $7,268,825 and had an accumulated deficit of $19,433,867 at September 30, 2022. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations as they come due. There is no assurance that these events will be satisfactorily completed. As a result, there is doubt about our ability to continue as a going concern for one year from the issuance date of these financial statements

Off-Balance Sheet Arrangements

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

As of September 30, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of September 30, 2022, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Bradley J. Yourist	Dated: November 18, 2022
Bradley J. Yourist
Chief Executive Officer

/s/ Kenneth J. Biehl	Dated: November 18, 2022
Kenneth J. Biehl
Chief Financial Officer

